Form 10-Q
period 2014-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2014-08-11
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2014, there were 10,695,022 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

Except as otherwise indicated herein or as the context otherwise requires, references in this report to “Aquinox,” “the company,” “we,” “us,” “our” and similar references refer to Aquinox Pharmaceuticals, Inc., a Delaware corporation, which we refer to in this report as Aquinox USA, and Aquinox Pharmaceuticals (Canada) Inc., a corporation under the Canada Business Corporations Act and a wholly owned subsidiary of Aquinox USA, which we refer to in this report as AQXP Canada. This report contains registered marks, trademarks and trade names of other companies. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined balance sheets

(Unaudited) (Expressed in U.S. dollars)

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents (Note 4)	$17,896,110	$11,006,392
Short-term investments	17,989,220	2,820,600
Accounts and other amounts receivable	33,375	27,946
Prepayments and deposits	424,240	63,975
Deferred offering costs	—	1,377,438

Total current assets	36,342,945	15,296,351

Property and equipment	116,869	75,465
Investments	16,487,173	—
Other	16,765	277,290

Total assets	$52,963,752	$15,649,106

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,826,389	$2,350,660
Current portion of bank loan (Note 5)	—	250,000
Other	19,727	19,445

Total current liabilities	2,846,116	2,620,105

Warrant liabilities (Note 8)	93,096	221,320
Redemption option on preferred stock (Note 3)	—	800,206
Accrued tax payable on preferred stock (Note 3)	—	1,797,412
Bank loan (Note 5)	—	2,036,489
Other	—	8,560

Total liabilities	$2,939,212	$7,484,092

Redeemable convertible preferred stock (Note 3)
AQXP Canada, Series A exchangeable preferred shares, no par value - authorized unlimited as of June 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 791,016)	—	13,329,639

Aquinox USA, Series A preferred stock, $0.000001 par value - authorized 0 as of June 30, 2014 (December 31, 2013 - 27,914,951); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 662,875)	—	11,157,138

AQXP Canada, Series B exchangeable preferred shares, no par value - authorized unlimited as of June 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 793,617)	—	10,684,093

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

	JUNE 30, 2014	DECEMBER 31, 2013
Aquinox USA, Series B preferred stock, $0.000001 par value - authorized 0 as of June 30, 2014 (December 31, 2013 - 45,454,535); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 1,573,797)	—	21,091,150

AQXP Canada, Series C exchangeable preferred shares, no par value - authorized unlimited as of June 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 378,786)	—	3,830,961

Aquinox USA, Series C preferred stock, $0.000001 par value - authorized 0 as of June 30, 2014 (December 31, 2013 - 45,793,738); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 - 1,343,424)	—	13,765,741

Total redeemable convertible preferred stock	$—	$73,858,722

Stockholders’ equity (deficit)
Share capital
Common stock (Note 6)
Aquinox USA, common stock, $0.000001 par value - authorized, 50,000,000 as of June 30, 2014 (December 31, 2013 - 139,266,037); issued and outstanding, 10,695,022 as of June 30, 2014 (December 31, 2013 – 301,745)	11	—
Preferred stock (Note 3)
Aquinox USA, preferred stock, $0.000001 par value – authorized 5,000,000 as of June 30, 2014 (December 31, 2013 – 0); issued and outstanding, 0 as of June 30, 2014 (December 31, 2013 – 0)	—	—
Additional paid-in capital	125,064,633	—
Accumulated deficit	(75,040,984)	(65,693,708)
Accumulated other comprehensive income	880	—

Total stockholders’ equity (deficit)	50,024,540	(65,693,708)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$52,963,752	$15,649,106

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined statements of operations and comprehensive loss

(Unaudited) (Expressed in U.S. dollars)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Operating expenses
Research and development	$4,551,220	$1,247,103	$6,430,734	$1,820,070
General and administrative	1,081,173	369,757	1,815,997	793,622

Total operating expenses	5,632,393	1,616,860	8,246,731	2,613,692

Other income (expenses)
Bank charges and financing costs	(2,388)	(1,769)	(456,196)	(3,603)
Change in fair value of derivative liabilities (Note 8)	14,501	947,886	928,430	947,886
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	(119,450)	(1,884,233)	(144,888)
Other income (expenses)	195,521	(21,309)	6,293	(7,472)

	207,634	805,358	(1,405,706)	791,923

Net loss before income taxes	(5,424,759)	(811,502)	(9,652,437)	(1,821,769)
Income tax	—	—	—	—

Net loss	$(5,424,759)	$(811,502)	$(9,652,437)	$(1,821,769)

Accretion for liquidation preference on preferred stock	—	(1,397,863)	(1,132,893)	(2,555,728)
Accretion for share issuance costs on preferred stock	—	(42,130)	(19,551)	(86,437)
Tax expense on preferred stock	—	(130,609)	(100,291)	(476,700)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	1,897,702	—
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	(439,227)	—

Total loss attributable to common stockholders	$(5,424,759)	$(2,382,104)	$(9,446,697)	$(4,940,634)

Basic and diluted loss per common stock (Note 7)	$(0.51)	$(7.89)	$(1.43)	$(16.37)
Basic and diluted weighted average common stock outstanding (Note 7)	10,675,260	301,745	6,606,091	301,745
Comprehensive loss:
Net loss	$(5,424,759)	$(811,502)	$(9,652,437)	$(1,821,769)
Other comprehensive income – unrealized gain on available for sale securities	880	—	880	—

Comprehensive loss	$(5,423,879)	$(811,502)	$(9,651,557)	$(1,821,769)

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined statements of cash flows

(Unaudited) (Expressed in U.S. dollars)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Operating activities
Net loss	$(5,424,759)	$(811,502)	$(9,652,437)	$(1,821,769)
Non-cash items and reclassifications:
Amortization	71,938	15,592	90,176	30,377
Financing costs	—	—	319,635	—
Fees and penalty on bank loan repayment	—	—	100,000	—
Gain on sale of equipment	—	(68,502)	—	(97,898)
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	119,450	1,884,233	144,888
Change in fair value of derivative liabilities	(14,501)	(947,886)	(928,430)	(947,886)
Stock-based compensation	214,822	73,483	352,476	128,157
Stock-based purchase of patent rights	186,356	—	186,356	—
Foreign exchange loss and other	(972)	—	105,529	—
Changes in operating assets and liabilities:
Accounts and other amounts receivable	33,151	(12,846)	(5,429)	(13,016)
Prepayments and deposits	185,335	(8,424)	(268,370)	2,056
Accounts payable and accrued liabilities	1,941,810	199,069	1,207,273	236,904

Cash used in operating activities	(2,806,820)	(1,441,566)	(6,608,988)	(2,338,187)

Investing activities
Purchase of investments	(34,474,541)	—	(34,474,541)	—
Proceeds from maturity of investments	2,714,100	—	2,714,100	—
Purchase of property and equipment	(64,611)	(2,537)	(69,074)	(7,233)
Sale of property and equipment	—	104,353	—	155,163

Cash (used in) provided by investing activities	(31,825,052)	101,816	(31,829,515)	147,930

Financing activities
Repayment of bank loan, fees and penalty	—	—	(2,600,000)	—
Preferred stock (redemption) issued	—	—	(491)	17,999,961
Share issue costs	—	(87,870)	—	(220,611)
Initial public offering of common shares	—	—	53,130,000	—
Initial public offering costs	(390,345)	—	(5,201,288)	—

Cash (used in) provided by financing activities	(390,345)	(87,870)	45,328,221	17,779,350

Increase (decrease) in cash and cash equivalents during the period	(35,022,217)	(1,427,620)	6,889,718	15,589,093
Cash and cash equivalents, beginning of period	52,918,327	19,017,252	11,006,392	2,000,539

Cash and cash equivalents, end of period	$17,896,110	$17,589,632	$17,896,110	$17,589,632

Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$31,719	$—
Interest received	$46,837	$—	$49,672	$—
Non-cash financing activities:
Accrued offering costs	$50,000	$—	$50,000	$—

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated and combined financial statements

(Unaudited) (Expressed in U.S. dollars)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its wholly owned subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated and combined the “Company”—see Note 2 Basis of presentation) are a clinical stage pharmaceutical company discovering and developing oral drug candidates to treat inflammation and cancer. The Company’s primary focus is the development of anti-inflammatory product candidates targeting SHIP1 which is a key regulator of a cellular signaling pathway in immune cells. Aquinox Pharmaceuticals (USA) Inc. was incorporated on May 31, 2007 in the State of Delaware, United States. On January 27, 2014, Aquinox Pharmaceuticals (USA) Inc. changed its name to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”).

Aquinox Pharmaceuticals (Canada) Inc. (“AQXP Canada”), was originally incorporated under the name of 6175813 Canada Inc. on December 26, 2003 under the Canada Business Corporations Act. In May 2014, after a corporate restructuring, the name was changed to Aquinox Pharmaceuticals (Canada) Inc.

The Company operates in Vancouver, British Columbia, Canada.

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

In management’s opinion, the unaudited condensed consolidated and combined financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(b) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates are the valuation of stock options and warrants, amortization and depreciation, accrual of expenses, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(c) Investments

Short-term investments consist of bank term deposits and U.S. government agency securities with initial maturities of less than a year. Investments consist of U.S. treasury securities with initial maturities of greater than a year but less than two years. Short-term investments and investments are classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive income. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

(d) Taxes

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

(e) Derivative liabilities and fair value of financial instruments

The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated and combined statements of operations. The Company allocates the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation results in a discount to the initial carrying amount of the preferred stock at the date of issuance amortized over the life of the preferred stock and is recorded as “amortization of discount on preferred stock” in the consolidated and combined statements of operations and comprehensive loss.

The Company also evaluates and accounts for conversion and redemption options embedded in convertible instruments as they can be free standing derivative financial instruments depending on certain criteria. If they are determined to be free standing derivative financial instruments, the Company records these as preferred stock embedded derivatives on their consolidated and combined balance sheets at fair value with changes in the fair values of these derivatives recorded in the consolidated and combined statements of operations and comprehensive loss.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(f) Redeemable convertible preferred stock

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

(g) Accounting for stock-based compensation

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

(h) Segment reporting

Management has determined that the Company’s operation, and how they manage the business, was one segment being the identification and development of therapeutics for inflammatory diseases and cancer. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, short term investments and investments, were $46,104,742 as of June 30, 2014 (December 31, 2013 - $6,629,383).

(i) Loss per share

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

(j) Recently issued and recently adopted accounting standards

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for the Company for annual periods beginning on January 1, 2015 and interim periods within those years. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” in response to the EITF consensus on Issue 13-D. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities”, which resulted in the elimination of certain financial reporting requirements. The amendments remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. The guidance removes the definition of a development stage entity and eliminates the requirements for development stage entities to: present inception-to-date amounts, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged, and disclose the first year in which the entity is no longer a development stage entity. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption permitted. On June 30, 2014, the Company elected to early adopt the provisions of ASU 2014-10. The adoption changed the presentation of certain financial statements and financial statement information, but did not have any other impact on the Company’s financial statements. We have provided additional disclosures as described in the following paragraphs under “(k) Risks and uncertainties” as required by this ASU.

(k) Risks and uncertainties

The Company is subject to numerous risks and uncertainties, including those highlighted in Part II of this Form 10-Q under Item 1A. Risk Factors. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $75.0 million as of June 30, 2014, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team; and

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers.

3. Redeemable convertible preferred stock and stockholders’ (deficit) equity

On February 27, 2014, the Company effected a 1-for-19.2 reverse stock split of Aquinox USA’s common stock and convertible preferred stock and AQXP Canada’s common exchangeable shares and exchangeable preferred shares. All per share amounts and numbers of shares within the unaudited condensed consolidated and combined financial statements and notes are presented on a post-split basis.

On March 12, 2014, immediately prior to the closing of the IPO, the Company underwent a reorganization, which resulted in a simplification of its capital structure. Each of the 301,745 outstanding common exchangeable shares of AQXP Canada was transferred to Aquinox USA in exchange for one share of common stock of Aquinox USA. Each of the 791,016 outstanding Series A exchangeable preferred shares, 793,617 outstanding Series B exchangeable preferred shares and 378,786 outstanding Series C exchangeable preferred share of AQXP Canada was transferred to Aquinox USA in exchange for one share of Series A, B and C convertible preferred stock of Aquinox USA, respectively. As a result, following such exchange, there were 1,453,891 shares of Series A, 2,367,414 shares of Series B and 1,722,210 shares of Series C convertible preferred stock of Aquinox USA. Following the completion of the exchange and conversion, all special voting shares of AQXP Canada and all special voting stock of Aquinox USA were redeemed for a nominal amount and all exchangeable preferred shares of AQXP Canada, now held by Aquinox USA, were converted to common exchangeable shares of AQXP Canada. As a result of the reorganization, AQXP Canada became a 100% owned subsidiary of Aquinox USA. Subsequent to this reorganization, all 5,543,515 of the outstanding shares of redeemable convertible preferred stock of Aquinox USA converted to an equivalent number of shares of common stock of Aquinox USA. The exchange and conversion resulted in the derecognition of non-cash accrued tax payable of $1,797,412 and the derecognition of the derivative liability for the redemption option on preferred stock of $800,206.

On March 12, 2014, the Company closed its IPO whereby the Company sold 4,830,000 shares of common stock (inclusive of 630,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $11.00 per share before underwriting discounts. The shares began trading on the NASDAQ Global Market on March 7, 2014, under the symbol “AQXP”. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of $5,838,726, were $47,291,274.

On March 12, 2014, the Company adopted an amended and restated certificate of incorporation for Aquinox USA, which authorized two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 of a new category of preferred stock both with a par value of $0.000001 per share. As of June 30, 2014 and December 31, 2013, no shares of this new category of preferred stock were issued or outstanding.

4. Cash and cash equivalents

	JUNE 30, 2014	DECEMBER 31, 2013
Cash	$2,144,656	$7,292,116
Cash equivalents	15,751,454	3,714,276

	$17,896,110	$11,006,392

5. Loan facility

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4 million, of which $2.5 million was received on October 30, 2013. In addition to principal, interest and other related payments due to SVB, Aquinox USA and AQXP Canada issued SVB warrants at $10.56 per warrant to purchase 11,363 shares of Series C preferred stock and a corresponding number of Canadian special voting shares of AQXP Canada. Following the completion of the IPO, the warrants are exercisable for 11,363 shares of common stock. These warrants expire in 2023.

On March 28, 2014, AQXP Canada made a cash payment of $2,609,844 to fully repay the amount outstanding under the term loan facility. The repayment was accounted for as an extinguishment of debt and the loss on extinguishment of $213,511 along with the prepayment penalty, repayment fee and accrued interest were recorded within bank charges and financing costs.

AMOUNT
BALANCE - January 1, 2013	$—
Bank loan cash received - October 30, 2013	2,500,000
Warrant discount	(226,255)
Financing costs	12,744

BALANCE - December 31, 2013	2,286,489
Accrued interest	9,844
Accretion of warrant discount	213,511
Repayment fee and penalty	100,000
Repayment of bank loan and interest	(2,609,844)

BALANCE - June 30, 2014	$—

	JUNE 30, 2014	DECEMBER 31, 2013
Short-term portion of bank loan	$—	$250,000
Long-term portion of bank loan	—	2,036,489

	$—	$2,286,489

6. Common stock

(a) Stock option plan

On January 27, 2014, the stockholders of Aquinox USA approved a 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan became effective on the date of the prospectus for the IPO, March 6, 2014. The 2014 Plan is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”). After the 2014 Plan became effective, no further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.

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

On May 8, 2014, the Company granted options to employees to purchase a total of 175,500 shares of common stock; the exercise price per share for these grants was $10.10, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the grant.

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Expected volatility	108%	93%	108%	93%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.25	6.00	6.25
Risk free rate	1.70%	1.88%	1.67%	1.88%
Weighted average grant-date fair value of stock options	$8.30	$2.92	$8.42	$2.92

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $214,822 and $352,476 for the three and six months ended June 30, 2014, respectively and $73,483 and $128,157 for the three and six months ended June 30, 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $3,043,734 as of June 30, 2014, which is expected to be recognized over a weighted-average period of 2.69 years.

(c) Common stock

The total number of shares of common stock Aquinox USA is authorized to issue is 50,000,000 shares with a par value of $0.000001 per share. On June 30, 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of a milestone upon the first submission to the FDA of an Investigational New Drug (IND) for AQX-1125. The fair value of the shares issued to Biolipox was $186,356, which was charged to research and development expense. Fair value was determined based on the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the share issuance which was June 30, 2014.

As of June 30, 2014, total number of shares of common stock issued and outstanding was 10,695,022.

7. Net loss per share

In connection with the IPO, the Company’s capital structure was reorganized such that AQXP Canada became a wholly-owned subsidiary of Aquinox USA, and the holders of the preferred shares of AQXP Canada and common shares of AQXP Canada exchanged their shares for shares of preferred stock or common stock, respectively, of Aquinox USA (see Note 3). In addition, the holders of preferred shares of Aquinox USA converted their shares into shares of common stock of Aquinox USA. In connection with the IPO, the Company effected a 1-for-19.2 reverse stock split. The common stock, options and warrants outstanding as of the completion of the reorganization were 5,845,260 shares, 628,754 options and 11,363 warrants, respectively. Basic and diluted earnings per share has been retroactively restated for all periods prior to the reorganization.

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

The detail of the computation of basic and diluted earnings per share is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Numerator
Net loss	$(5,424,759)	$(811,502)	$(9,652,437)	$(1,821,769)
Accretion for liquidation preference on preferred stock	—	(1,397,863)	(1,132,893)	(2,555,728)
Accretion for share issuance costs on preferred stock	—	(42,130)	(19,551)	(86,437)
Tax expense on preferred stock	—	(130,609)	(100,291)	(476,700)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	1,897,702	—
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	(439,227)	—

Total loss attributable to common stockholders	$(5,424,759)	$(2,382,104)	$(9,446,697)	$(4,940,634)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	10,675,260	301,745	6,606,091	301,745

Net loss per share attributable to common stockholders – basic and diluted	$(0.51)	$(7.89)	$(1.43)	$(16.37)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Convertible preferred stock	—	5,525,844	—	5,525,844
Outstanding stock options	805,659	513,862	805,659	513,862
Common stock warrants	11,363	—	11,363	—

Total	817,022	6,039,706	817,022	6,039,706

8. Financial instruments

Fair value of financial instruments

The Company holds short and long term available-for-sale securities that are measured at fair value which is determined on a recurring basis according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The determination of a financial instrument’s level within the fair value hierarchy is based on an assessment of the lowest level of any input that is significant to the fair value measurement. The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, accounts and other amounts receivable, accounts payable, and accrued liabilities, approximate their fair values because of their nature and/or short maturities.

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – June 30, 2014
Short-term investments – U.S. government agency securities	$17,989,220	$—	$—	$17,989,220
Investments – bank term deposits	—	46,835	—	46,835
Investments – U.S. treasury securities	16,440,338	—	—	16,440,338
Bank loan warrant derivative liabilities	—	—	(93,096)	(93,096)

	$34,429,558	$46,835	$(93,096)	$34,383,297

BALANCES – December 31, 2013
Short-term investments – bank term deposits	$—	$2,820,600	$—	$2,820,600
Bank loan warrant derivative liabilities	—	—	(221,320)	(221,320)
Redemption option on preferred stock	—	—	(800,206)	(800,206)

	—	$2,820,600	$(1,021,526)	$1,799,074

Level 1 investments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury and U.S. government agency securities.

Level 2 investments, which include investments for which all significant inputs are observable, consisted of bank term deposits.

Level 3 investments consisted of the Company’s preferred stock embedded feature and warrants which are accounted for as derivative liabilities. The Company used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these derivative liabilities including the fair value per share of the underlying stock, remaining contractual term of the warrants and redeemable convertible preferred stock, risk-free interest rate, expected dividend yield, credit spread, and expected volatility of the underlying stock. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in change in fair value of derivative liabilities:

Fair value of significant unobservable inputs (Level 3):

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	PREFERRED STOCK EMBEDDED DERIVATIVE LIABILITIES	TOTAL
Three months ended June 30, 2014:
BALANCES - March 31, 2014	$107,597	$—	$107,597
Change in fair value of derivative liabilities	(14,501)	—	(14,501)

BALANCES – June 30, 2014	$93,096	$—	$93,096

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	PREFERRED STOCK EMBEDDED DERIVATIVE LIABILITIES	TOTAL
Six months ended June 30, 2014:
BALANCES - January 1, 2014	$221,320	$800,206	$1,021,526
Change in fair value of derivative liabilities	(128,224)	—	(128,224)
Derecognition of liabilities upon preferred stock conversion to common stock conversion	—	(800,206)	(800,206)

BALANCES – June 30, 2014	$93,096	$—	$93,096

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2014.

At June 30, 2014, the Company has short term investments consisting of available for sale securities of $17,989,220 and non-current investments consisting of available for sale securities of $16,487,173. The net unrealized gain as of June 30, 2014 was $880 with the period of unrealized gain/losses being under 12 months.

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this quarterly report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage pharmaceutical company discovering and developing novel drug candidates to treat inflammation and cancer. Our primary focus is anti-inflammatory product candidates targeting SHIP1, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our lead product candidate, AQX-1125, is a SHIP1 activator and has demonstrated broad anti-inflammatory activity. AQX-1125 has successfully completed three clinical trials dosed as a once daily oral product. We are currently investigating AQX-1125 in two Phase 2 clinical trials, one for Chronic Obstructive Pulmonary Disease, or COPD, and one for Bladder Pain Syndrome/Interstitial Cystitis, or BPS/IC. COPD and BPS/IC are debilitating chronic inflammatory diseases affecting millions of people worldwide. For AQX-1125, we retain full worldwide rights and hold patents with terms through at least 2024.

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

We commenced operations as 6175813 Canada Inc., a corporation formed in December 2003 under the Canada Business Corporations Act. In May 2014, after a corporate restructuring, we changed the name of such entity to Aquinox Pharmaceuticals (Canada) Inc. (“AQXP Canada”). We incorporated Aquinox Pharmaceuticals (USA) Inc., a corporation under the laws of the State of Delaware, in May 2007. We subsequently changed the name of this corporation in January 2014 to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”). Upon the completion of our initial public offering in March 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA. Our operations to date have included our organization and staffing, business planning, raising capital, in-licensing technology from research institutions, identifying potential product candidates, developing AQX-1125 and future product candidates, as well as undertaking preclinical studies and clinical trials of our product candidates.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of June 30, 2014, we had $52.4 million in cash, cash equivalents, short and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2014 were $5.4 million and $9.7 million, respectively. This compared to $0.8 million and $1.8 million for the three and six months ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of $75.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, AQX-1125 and any future product candidates we advance to clinical development. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

As a result of the requirements of being a public company, we have incurred and expect to incur additional costs associated with operating as a public company. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations primarily through public or private equity or debt financings or other sources. Other additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Results of Operations

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and royalties from the sale of products developed under licenses of our intellectual property.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Research and development	$4,551,220	$1,247,103	$6,430,734	$1,820,070
General and administrative	1,081,173	369,757	1,815,997	793,622

Total operating expenses	$5,632,393	$1,616,860	$8,246,731	$2,613,692

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of AQX-1125 and other future product candidates. Research and development expenses include:

•	costs associated with research, development and regulatory activities;

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials and preclinical studies;

•	the cost of acquiring and manufacturing our products, for preclinical studies and clinical trials;

•	cost incurred in relation to purchase of technology licenses and patent rights; and

•	facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of equipment and leasehold improvements, insurance and supplies.

Leadership Study

In July 2013 we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of BPS/IC. BPS/IC is a chronic inflammatory bladder disease characterized by bladder pain and increased urinary urgency and/or frequency. For many sufferers, these symptoms are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities. While the cause of the disease remains largely unknown, erosion of the bladder lining is thought to be a significant contributor. BPS/IC currently affects an estimated 14 million people in the United States. Most BPS/IC patients continue to suffer this debilitating condition, despite treatment with existing therapies. Most current therapies and those in development are focused solely on symptomatic relief of BPS/IC. Our clinical trial, known as the LEADERSHIP study, is a double-blind, placebo-controlled, Phase 2 clinical trial investigating AQX-1125’s ability to reduce pain and urinary symptoms in approximately 70 female patients with BPS/IC. The primary objective is to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by eDiary. Initially, the trial was being conducted at community and academic sites in Canada only. In May 2014, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug (IND) application for the LEADERSHIP trial. The LEADERSHIP trial is now active at sites in the United States as well.

Flagship Study

In December 2013, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of exacerbations of COPD. COPD is a lung disease frequently associated with cigarette smoking and air pollution and is characterized by progressive loss of lung function and chronic inflammation of the airways. COPD currently affects up to an estimated 600 million people worldwide, with up to 200 million suffering from the moderate and severe forms that most frequently require treatment. It is the third leading cause of death in the United States and the fourth leading cause of death worldwide. COPD patients suffer periodic episodes with severe worsening of symptoms, known as exacerbations. Since exacerbations involve severe increased airway inflammation, treatment with potent anti-inflammatories is a potentially promising strategy to reduce exacerbations. Our clinical trial, known as the FLAGSHIP trial, is a multinational, double-blind, placebo-controlled, Phase 2 clinical trial investigating AQX-1125’s ability to reduce the effects of exacerbations in approximately 350-400 unstable patients with moderate to severe COPD with a history of frequent exacerbations. The primary endpoint is the change in the severity, duration and reoccurrence of exacerbations in patients treated with AQX-1125 versus placebo, as measured by EXACT-PRO, a patient-reported outcome tool that measures symptoms. The FLAGSHIP trial is being conducted at outpatient clinics across Northern and Central Europe. In June 2014, we announced the expansion of the FLAGSHIP trial to Australia. Subsequently, we have also obtained regulatory clearance to add clinical sites in the United States and New Zealand. The FLAGSHIP trial is now active at sites in Australia, New Zealand and the United States.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result of the clinical trial activities described above, research and development expenses for the three and six months ended June 30, 2014 increased to $4.6 million and $6.4 million, respectively. This compared to $1.2 million and $1.8 million for the three and six months ended June 30, 2013 when we were winding down our early stage compound identification and screening activities but had yet to begin our clinical studies. In addition, research and development expenses for the three and six months ended June 30, 2014 included $0.2 million related to the acquisition of certain patents rights from Biolipox AB of Sweden pursuant to an asset purchase agreement entered into in August 2009. We expect our research and development expenses to continually increase for the foreseeable future as the clinical trials progress.

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

For the three and six months ended June 30, 2014, our general and administrative expenses totaled approximately $1.1 million and $1.8 million, respectively. This compared to $0.4 million and $0.8 million for the three and six months ended June 30, 2013. The increase is the result of additional costs associated with being a public company as we completed our IPO in March 2014. This included, among other expenses, increased costs for insurance, costs related to the hiring of additional personnel and outside consultants and increased travel.

Bank charges and financing costs

Bank charges and financing costs consist of bank loan interest, warrant discount amortization and normal course bank charges. The increase in bank charge and financing costs for the six months ended June 30, 2014 is attributed to the term loan with SVB entered into in October 2013 and repaid in March 2014 which resulted in early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million.

Change in fair value of derivative liabilities

Derivative liabilities are re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. In March 2014, in connection with our IPO, we converted all our preferred stock to common stock in accordance to the terms of our preferred stock and extinguished derivative liabilities related to our preferred stock. As a result, the change in fair value for the three months ended June 30, 2014 declined significantly to $14,501 as our only remaining derivative liability was the warrant liability. This compared to the three months ended June 30, 2013 when we recorded $947,886 change in fair value as we had significant balances in preferred stock derivative liabilities and preferred stock warrant derivative liabilities. For the six months ended June 30, 2014, most of the change in fair value of $928,430 was due to the extinguishment of the liabilities associated with our preferred stock described above. For the six months ended June 30, 2013 the change in fair value of derivative liabilities was the same as the three months ended June 30, 2013 as there were no derivative liabilities during the first quarter of 2013.

Amortization and extinguishment of remaining discount on preferred stock

Amortization and extinguishment of discount on preferred stock for the three and six months ended June 30, 2014 were nil and $1,884,233. Amortization of discount on preferred stock for the three and six months ended June 30, 2013 were $119,450 and $144,888. The decrease in amortization of discount on preferred stock was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other income (expenses)

Other income and expenses comprised the following:

Interest income

Interest income consists of interest earned on cash, cash equivalents, short-term investments and long-term investments held by us. Interest income for the three and six months ended June 30, 2014 were $47,812 and $50,647, respectively, compared to $4,554 and $6,000 for the same periods in 2013. The increase in interest income reflects higher cash balances resulting from the proceeds of our IPO in March 2014.

Sale of equipment

During the three and six months ended June 30, 2013, we sold laboratory equipment for gross proceeds of $104,353 and $155,163, respectively, resulting in gains of $68,502 and $97,898 for the respective periods. There was no sale of equipment for the three and six months ended June 30, 2014.

Foreign exchange gain (loss)

Foreign exchange gain of $147,709 for the three months ended June 30, 2014 was higher compared to loss of $94,365 for the three months ended June 30, 2013, primarily due to the impact of the strengthening of the Canadian dollar versus the U.S. dollar on our Canadian dollar holdings during the quarter. This compared to the decline of the Canadian dollar versus the U.S. dollar during the same period in 2013. For the six months ended June 30, 2014, foreign exchange losses totaled $44,354 as the gain in the second quarter was insufficient to offset the losses incurred in the first quarter as the Canadian dollar declined significantly during the first quarter of 2014. This compared to the foreign exchange loss of $111,370 during the six months ended June 30, 2013 as the Canadian dollar declined throughout the six month period ended June 30, 2013.

Liquidity and Capital Resources

From inception through June 30, 2014, we have received gross proceeds of $111.5 million from the issuance of common and preferred stock.

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $2.8 million and $6.6 million of cash flows during the three and six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $75.0 million, working capital of $33.5 million and cash, cash equivalents, short and long-term investments of $52.4 million.

Cash Flows

The following table summarizes our cash flows for the three and six months ended June 30, 2014 and 2013:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net cash (used in) provided by:
Operating activities	$(2,806,820)	$(1,441,566)	$(6,608,988)	$(2,338,187)
Investing activities	(31,825,052)	101,816	(31,829,515)	147,930
Financing activities	(390,345)	(87,870)	45,328,221	17,779,350

(Decrease) increase in cash and cash equivalents	$(35,022,217)	$(1,427,620)	$6,889,718	$15,589,093

Net cash used in operating activities

The increase in cash used in operating activities for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 was driven by an increase in clinical development expenses as a result of the two large Phase 2 clinical trials that are actively enrolling during 2014, whereas in the six months ended June 30, 2013 we had decreases in activities following completion of early-stage lead compound identification and screening but had yet to begin our clinical trials.

Net cash (used in) provided by investing activities

Cash used in investing activities for the three and six months ended June 30, 2014 consisted primarily of the purchase of short and long term investments as we seek to invest the proceeds from our IPO into liquid, high quality securities in accordance to our treasury policy which focuses on the preservation of principal and maintenance of liquidity. During the three and six months ended June 30, 2013, the proceeds from investing activities were primarily related to proceeds from the sale of lab equipment.

Net cash (used in) provided by financing activities

For the three months ended June 30, 2014, net cash used in financing activities relates to the payment of the remaining offering costs associated with our IPO in March 2014. For the three months ended June 30, 2013, net cash used in financing activities relates to the payment of the remaining share issuance costs associated with the issuance of the Series C convertible preferred stock in March 2013.

For the six months ended June 30, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO, offset by $5.2 million of offering costs and the repayment of a bank loan with SVB Bank for $2.6 million. For the six months ended June 30, 2013, net cash provided by financing activities was the result of $18.0 million in proceeds from the issuance of Series C convertible preferred stock, offset by $0.2 million in share issue costs.

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

Contractual Obligations and Commitments

Our material contractual obligations as of June 30, 2014 comprised our obligations pursuant to an Asset Purchase Agreement dated August 19, 2009 between us and Biolipox AB, under which upon commencement by us of a Phase 3 trial of AQX-1125, a $3 million milestone payment will be due to Biolipox. We cannot predict the likelihood or the timing of any such payment.

AQXP Canada has a lease agreement for laboratory and office space with original expiry date of August 31, 2015. The landlord has since given notice of early termination with the new expiry date being December 31, 2014. In addition, AQXP Canada entered into another lease agreement for office space commencing January 1, 2014. This new lease expires June 30, 2016. Details of these contractual obligations are described in the Management Discussion and Analysis of Financial Condition and Results of Operation section of our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our combined financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our Critical Accounting Policies and Significant Judgments and Estimates included as part of our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014. There have been no material changes to our critical accounting policies for the six months ended June 30, 2014.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance related to the definition of a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This new guidance is effective for the Company for annual periods beginning on January 1, 2015 and interim periods within those years. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” in response to the EITF consensus on Issue 13-D. ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities”, which resulted in the elimination of certain financial reporting requirements, including an amendment to variable interest entities guidance. The amendments remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. The guidance removes the definition of a development stage entity and eliminates the requirements for development stage entities to: present inception-to-date amounts, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged, and disclose the first year in which the entity is no longer a development stage entity. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption permitted. On June 30, 2014, the Company elected to early adopt the provisions of ASU 2014-10. The adoption changed the presentation of certain financial statements and financial statement information, but did not have any other impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended June 30, 2014, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated and combined financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes form the risk factors included in our Form S-1 (Registration No. 333-193615), which was declared effective on March 6, 2014.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2013 and 2012, and for the six months ended June 30, 2014, we reported a net loss of $8.7 million, $7.7 million and $9.7 million, respectively. As of June 30, 2014, we had an accumulated deficit since inception of $75.0 million.

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including AQX-1125 or any future product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for AQX-1125 or any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from AQX-1125 or any of our future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including the necessary clinical trials;

•	complete and submit new drug applications, or NDAs, to the FDA and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	set a commercially viable price for our products;

•	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•	develop a commercial organization capable of sales, marketing and distribution for any products for which we obtain marketing approval and intend to sell ourselves in the markets in which we choose to commercialize on our own;

•	find suitable distribution partners to help us market, sell and distribute our approved products in other markets;

•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors;

•	achieve market acceptance for our products, if any;

•	establish, maintain and protect our intellectual property rights; and

•	attract, hire and retain qualified personnel.

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

The acquisition of control of AQXP Canada could result in adverse Canadian tax consequences, including limitations on AQXP Canada’s ability to use non-capital loss carryforwards and other similar tax attributes to offset taxable income for Canadian tax purposes.

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

Fluctuations in foreign currency exchange rates could result in changes in our reported revenues and earnings.*

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our operations in Canada. In addition, we utilize numerous clinical trial sites as part of our clinical trials for AQX-1125, most of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Canadian dollar, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

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

In the Phase 2 trial we are conducting to evaluate the effect of AQX-1125 on COPD patients, we are enrolling only unstable moderate to severe COPD patients following a recent exacerbation. We believe this novel trial design will allow us to measure sufficient clinical events to detect the effects of AQX-1125 on the change in the severity, duration and reoccurrence of exacerbations in COPD patients as measured by a change in EXACT scores as the primary endpoint in a 12 week trial. The EXACT-PRO is a validated 14-item questionnaire to be completed daily by the patient on an electronic diary to assess the change in symptoms associated with a COPD exacerbation. Answers are converted into a numerical score between 0-100. By comparing the daily scores over a 12 week period for patients receiving AQX-1125 versus those receiving placebo we believe we can measure the effects of AQX-1125 on the change in the severity, duration and reoccurrence of exacerbations in COPD patients more sensitively than with traditional endpoints such as lung function measures or numbers of medically reported re-exacerbations. The FDA has accepted our IND application for the FLAGSHIP trial and we shared the use of EXACT-PRO as our primary endpoint for this trial; however, we do not know whether the FDA will accept EXACT-PRO as a primary endpoint for Phase 3 studies. In January 2014, the FDA issued draft guidance on the use of EXACT-PRO for clinical trials. The FDA stated that the EXACT-PRO is qualified as a well-defined and reliable measure of symptoms of exacerbations of COPD, for use in Phase 2 trials. Additional development work is needed to further assess measurement properties over the course of an exacerbation, including ability to detect meaningful change in response to an acute intervention. We are not aware of any other clinical trial utilizing EXACT scores as a primary endpoint in a Phase 2 or Phase 3 trial. If the FDA does not accept EXACT-PRO as a primary endpoint in Phase 3 trials, it could delay our ability to advance AQX-1125 into clinical trials for marketing approval in COPD, and the FDA may require that we use other clinical COPD measures, such as Forced Expiratory Volume in one second (FEV1), a measure of lung function that is reduced in COPD, as the primary endpoint, rather than EXACT-PRO. Even if the FDA accepts EXACT-PRO for our Phase 3 trials and our Phase 2 clinical trial in COPD supports advancement of Phase 3 clinical trials, the trial duration may need to be longer than the 12 weeks of our current Phase 2 trial.

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

As an organization, we have never conducted a Phase 3 clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials. If our additional Phase 2 clinical trials are successful, we intend to conduct Phase 3 trials of AQX-1125, either alone or with a future collaborator. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities and have not discussed our proposed regulatory approval strategy with the FDA. Consequently, even if our Phase 2 clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from or delay us in commercializing AQX-1125 or any other product candidate we are developing.

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we experienced delays in obtaining regulatory approvals to commence enrolling patents in Poland. In addition, we believe a milder than expected winter and flu season in Europe from late 2013 to early 2014 impacted the number of exacerbating COPD patients eligible to be enrolled in the FLAGSHIP trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of AQX-1125, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part.

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

We have had limited interactions with the FDA and have not discussed our proposed regulatory approval strategy with the FDA. Even if we believe our current or planned clinical trials are successful, the FDA may not agree that our completed clinical trials provide adequate data on the safety or efficacy of AQX-1125 or our future product candidates to permit us to proceed to Phase 3 clinical trials. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our products in any market.

We are conducting, and may in the future conduct, clinical trials for AQX-1125 or any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our LEADERSHIP and FLAGSHIP clinical trials conducted outside of the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of AQX-1125 or any future product candidates.

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

To date, the most common side-effect of AQX-1125 noted in clinical trials is mild gastrointestinal upset including mild diarrhea, nausea and gastric pain. In the FLAGSHIP trial, there have been patients requiring hospitalization for exacerbations of COPD which have been reported as serious adverse events. Exacerbations of COPD requiring hospitalization are anticipated in the FLAGSHIP trial of unstable COPD patients. There can be no assurance that side-effects from AQX-1125 in future clinical trials will not prompt the discontinued development of AQX-1125 or future product candidates. As a result of these side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market AQX-1125 or any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, results of operations, financial condition and cash flows from future prospects, including the imposition of significant fines or other sanctions.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, AQX-1125, and will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing AQX-1125 or our future product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If AQX-1125, our current product candidate, were approved as treatment of COPD, it could face competition from currently approved and marketed products, including GlaxoSmithKline (fluticasone/salmeterol—LABA/ICS combination (Advair) and umeclidinium, vilanterol—LAMA (Anoro)), GlaxoSmithKline/Theravance ( LABA/ICS combination fluticasone/vilanterol (Breo Ellipta)), Boehringer Ingelheim/Pfizer (tiotropium—LAMA (Spiriva)), Boehringer Ingelheim (olodaterol—LABA), AstraZeneca (formoterol/budesonide—LABA/ICS (Symbicort)), Almirall SA (AMA aclidinium (Tudorza Pressair), and Novartis AG (LABA indacterol (Onbrez Breezhaler) and glycopyrrolate/indacaterol—LABA/LAMA (Ultibro Breezhaler)) and Takeda Pharmaceuticals International GmbH (Phosphodiesterase-4 (PDE4) inhibitor, Roflumilast). If AQX-1125 were approved for the treatment of BPS/IC, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now generic. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to disease targets in the fields of COPD and BPS/IC, including in the specific diseases for which we are currently developing AQX-1125, or for which we may develop AQX-1125 or other SHIP1 activators in the future. Such companies include Pfizer, AbbVie, Urigen, TARIS, and Afferent.

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

As of June 30, 2014, we had 19 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

If our relationships with CROs terminate, our drug development efforts could be delayed.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers for the manufacture of AQX-1125, as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of AQX-1125 or our future product candidates or products could be delayed.

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

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the three months ended June 30, 2014, our common stock’s daily closing price on the NASDAQ Global Market has ranged from a low of $8.42 to a high of $12.38. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

The market price of our common stock has been and will continue to be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own 64% of our outstanding voting stock as of June 30, 2014. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have incurred and will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ Stock Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. We estimate that we will incur approximately $2.0 to $3.0 million of incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate. The increased costs will increase our combined net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2014, approximately 5.9 million shares of our common stock are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold upon expiration of the lockup period in September 2014. Moreover, holders of an aggregate of approximately 5.9 million shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Recent Sales of Unregistered Equity Securities

On June 30, 2014, we issued an aggregate of 19,762 shares of our common stock to Biolipox AB, as payment for achievement of a milestone upon the first submission to the FDA of an IND for AQX-1125. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe that such transaction was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation S promulgated under the Securities Act.

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

We expect to use the proceeds of this offering to conduct additional Phase 2 clinical trials to evaluate AQX-1125 as a potential treatment in indications beyond Chronic Obstructive Pulmonary Disease and Bladder Pain Syndrome/Interstitial Cystitis, to conduct additional toxicology studies, dose ranging studies, and large batch manufacturing and process development related to AQX-1125, to advance one or more of our next generation SHIP1 activator compounds through preclinical development, and to fund working capital, capital expenditures and other general corporate purposes which may include the acquisition or licensing of future product candidates, technologies, other assets or businesses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of June 30, 2014, we had not used any proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(4)	XBRL Instance Document

101.SCH+(4)	XBRL Taxonomy Extension Schema Document.

101.CAL+(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(4)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: August 11, 2014	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+(4)	XBRL Instance Document

101.SCH+(4)	XBRL Taxonomy Extension Schema Document.

101.CAL+(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+(4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+(4)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.