Form 10-Q
period 2014-09-30
AQUINOX PHARMACEUTICALS, INC
filed 2014-11-04
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 10,695,108 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated and Combined Financial Statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined balance sheets

(Unaudited) (Expressed in U.S. dollars)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Assets
Current assets
Cash and cash equivalents (Note 4)	$15,869,234	$11,006,392
Short-term investments	24,134,541	2,820,600
Accounts and other amounts receivable	76,243	27,946
Prepayments and deposits	283,853	63,975
Deferred offering costs	—	1,377,438

Total current assets	40,363,871	15,296,351

Property and equipment	97,581	75,465
Long-term investments	8,140,052	—
Other	13,864	277,290

Total assets	$48,615,368	$15,649,106

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,571,782	$2,350,660
Current portion of bank loan (Note 5)	—	250,000
Other	—	19,445

Total current liabilities	4,571,782	2,620,105

Warrant liabilities (Note 8)	63,708	221,320
Redemption option on preferred stock (Note 3)	—	800,206
Accrued tax payable on preferred stock (Note 3)	—	1,797,412
Bank loan (Note 5)	—	2,036,489
Other	—	8,560

Total liabilities	$4,635,490	$7,484,092

Redeemable convertible preferred stock (Note 3)
AQXP Canada, Series A exchangeable preferred shares, no par value - authorized unlimited as of September 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 791,016)	—	13,329,639
Aquinox USA, Series A preferred stock, $0.000001 par value - authorized 0 as of September 30, 2014 (December 31, 2013 - 27,914,951); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 662,875)	—	11,157,138
AQXP Canada, Series B exchangeable preferred shares, no par value - authorized unlimited as of September 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 793,617)	—	10,684,093

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Aquinox USA, Series B preferred stock, $0.000001 par value - authorized 0 as of September 30, 2014 (December 31, 2013 - 45,454,535); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 1,573,797)	—	21,091,150
AQXP Canada, Series C exchangeable preferred shares, no par value - authorized unlimited as of September 30, 2014 (December 31, 2013 - unlimited); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 378,786)	—	3,830,961
Aquinox USA, Series C preferred stock, $0.000001 par value - authorized 0 as of September 30, 2014 (December 31, 2013 - 45,793,738); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 - 1,343,424)	—	13,765,741

Total redeemable convertible preferred stock	$—	$73,858,722

Stockholders’ equity (deficit)
Share capital
Common stock (Note 6)
Aquinox USA, common stock, $0.000001 par value - authorized, 50,000,000 as of September 30, 2014 (December 31, 2013 - 139,266,037); issued and outstanding, 10,695,108 as of September 30, 2014 (December 31, 2013 – 301,745)	11	—
Preferred stock (Note 3)
Aquinox USA, preferred stock, $0.000001 par value – authorized 5,000,000 as of September 30, 2014 (December 31, 2013 – 0); issued and outstanding, 0 as of September 30, 2014 (December 31, 2013 – 0)	—	—
Additional paid-in capital	125,297,630	—
Accumulated deficit	(81,325,064)	(65,693,708)
Accumulated other comprehensive income	7,301	—

Total stockholders’ equity (deficit)	43,979,878	(65,693,708)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$48,615,368	$15,649,106

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined statements of operations and comprehensive loss

(Unaudited) (Expressed in U.S. dollars)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Operating expenses
Research and development	$5,323,015	$3,027,206	$11,753,749	$4,847,276
General and administrative	986,870	389,862	2,802,867	1,085,586

Total operating expenses	6,309,885	3,417,068	14,556,616	5,932,862

Other income (expenses)
Bank charges and financing costs	(2,455)	(1,643)	(458,651)	(5,246)
Change in fair value of derivative liabilities (Note 8)	29,388	24,871	957,818	972,757
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	(120,762)	(1,884,233)	(265,650)
Other income (expenses)	(1,350)	142,071	4,943	36,701

	25,583	44,537	(1,380,123)	738,562

Net loss before income taxes	(6,284,302)	(3,372,531)	(15,936,739)	(5,194,300)
Income tax recovery	222	5,044	222	5,044

Net loss	$(6,284,080)	$(3,367,487)	$(15,936,517)	$(5,189,256)

Net loss per common stock - basic and diluted (Note 7)	$(0.59)	$(15.64)	$(1.97)	$(32.02)

Basic and diluted weighted average common stock outstanding (Note 7)	10,695,042	301,745	7,984,052	301,745

Comprehensive loss:
Net loss	$(6,284,080)	$(3,367,487)	$(15,936,517)	$(5,189,256)
Other comprehensive income – unrealized gain on available for sale securities	6,421	—	7,301	—

Comprehensive loss	$(6,277,659)	$(3,367,487)	$(15,929,216)	$(5,189,256)

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated and combined statements of cash flows

(Unaudited) (Expressed in U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Operating activities
Net loss	$(15,936,517)	$(5,189,256)
Non-cash items and reclassifications:
Amortization	115,490	45,198
Financing costs	319,635	—
Fees and penalty on bank loan repayment	100,000	—
Gain on sale of equipment	(5,312)	(124,353)
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	1,884,233	265,650
Change in fair value of derivative liabilities	(957,818)	(972,757)
Stock-based compensation	585,111	255,318
Stock-based purchase of patent rights	186,356	—
Foreign exchange loss and other	107,754	—
Changes in operating assets and liabilities:
Accounts and other amounts receivable	(48,297)	(5,547)
Prepayments and deposits	(125,082)	(35,801)
Accounts payable and accrued liabilities	2,982,940	1,678,451

Cash used in operating activities	(10,791,507)	(4,083,097)

Investing activities
Purchase of investments	(36,474,883)	—
Proceeds from maturity of investments	6,920,438	—
Purchase of property and equipment	(86,322)	(7,233)
Sale of property and equipment	16,534	181,618

Cash provided by (used in) investing activities	(29,624,233)	174,385

Financing activities
Repayment of bank loan, fees and penalty	(2,600,000)	—
Preferred stock (redemption) issued	(590)	17,999,968
Share issue costs	—	(223,910)
Proceeds from exercise of stock options	460	—
Initial public offering of common shares	53,130,000	—
Initial public offering costs	(5,251,288)	—

Cash provided by financing activities	45,278,582	17,776,058

Increase in cash and cash equivalents during the period	4,862,842	13,867,346
Cash and cash equivalents, beginning of period	11,006,392	2,000,539

Cash and cash equivalents, end of period	$15,869,234	$15,867,885

Supplemental disclosure of cash flow information:
Interest paid	$31,719	$—
Interest received	$80,167	$—
Non-cash financing activities:
Accrued offering costs	$—	$25,000

The accompanying notes form an integral part of these unaudited condensed consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated and combined financial statements

(Unaudited) (Expressed in U.S. dollars)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its wholly owned subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated and combined the “Company”—see Note 2 Basis of presentation) is a clinical stage pharmaceutical company discovering and developing oral drug candidates to treat inflammation and cancer. The Company’s primary focus is the development of anti-inflammatory product candidates targeting SHIP1, which is a key regulator of a cellular signaling pathway in immune cells. Aquinox Pharmaceuticals (USA) Inc. was incorporated on May 31, 2007 in the State of Delaware, United States. On January 27, 2014, Aquinox Pharmaceuticals (USA) Inc. changed its name to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”).

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

In management’s opinion, the unaudited condensed consolidated and combined financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Through a reorganization on March 12, 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA (see Note 3). Prior to the reorganization, management determined that AQXP Canada and Aquinox USA were entities under common control as each of AQXP Canada and Aquinox USA were owned beneficially by identical shareholders and as such the basis of presentation of financial results prior to March 12, 2014 was on a combined basis. Subsequent to March 12, 2014, the basis of presentation of the financial results is on a consolidated basis. All intercompany transactions have been eliminated.

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

(c) Investments

Short-term investments consist of bank term deposits and U.S. government agency securities with initial maturities of less than a year. Long-term investments consist of U.S. treasury securities with initial maturities of greater than a year but less than two years. Short-term investments and long-term investments are both classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive income. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

(d) Derivative liabilities and fair value of financial instruments

The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-

Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated and combined statements of operations. The Company allocates the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation results in a discount to the initial carrying amount of the preferred stock at the date of issuance amortized over the life of the preferred stock and is recorded as “amortization of discount on preferred stock” in the consolidated and combined statements of operations and comprehensive loss.

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the IPO in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption was based on industry peer information. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation was used.

(g) Segment reporting

Management has determined that the Company’s operation, and how they manage the business, was one segment being the identification and development of therapeutics for inflammatory diseases and cancer. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, short-term investments and investments, were $42,113,885 as of September 30, 2014 (December 31, 2013 - $6,629,383).

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

(i) Recently issued and recently adopted accounting standards

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities,” which resulted in the elimination of certain financial reporting requirements. The amendments remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. The guidance removes the definition of a development stage entity and eliminates the requirements for development stage entities to: present inception-to-date amounts, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged, and disclose the first year in which the entity is no longer a development stage entity. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption permitted. On June 30, 2014, the Company elected to early adopt the provisions of ASU 2014-10. The adoption changed the presentation of certain financial statements and financial statement information, but did not have any other impact on the Company’s financial statements. We have provided additional disclosures under “(k) Risks and uncertainties” as required by this ASU.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. The Company does not anticipate a material impact to the Company’s financial statements as a result of this change.

(j) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $81.3 million as of September 30, 2014, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team; and

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers.

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

On March 12, 2014, the Company adopted an amended and restated certificate of incorporation for Aquinox USA, which authorized two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 of a new category of preferred stock both with a par value of $0.000001 per share. As of September 30, 2014 and December 31, 2013, no shares of this new category of preferred stock were issued or outstanding.

4. Cash and cash equivalents

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Cash	$4,292,928	$7,292,116
Cash equivalents	11,576,306	3,714,276

	$15,869,234	$11,006,392

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

		AMOUNT
BALANCE - January 1, 2013		$—
Bank loan cash received - October 30, 2013		2,500,000
Warrant discount		(226,255)
Financing costs		12,744

BALANCE - December 31, 2013		2,286,489
Accrued interest		9,844
Accretion of warrant discount		213,511
Repayment fee and penalty		100,000
Repayment of bank loan and interest		(2,609,844)

BALANCE - September 30, 2014		$—

	SEPTEMBER 30, 2014	DECEMBER 31, 2013

Short-term portion of bank loan	$—	$250,000
Long-term portion of bank loan	—	2,036,489

	$—	$2,286,489

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

The maximum number of shares of common stock that may be issued under the 2014 Plan is 1,423,416, which number includes a number of shares of common stock equal to (i) 756,279 new shares, plus (ii) the number of shares reserved for issuance under the 2006 Plan at the time the 2014 Plan becomes effective, plus (iii) any shares subject to stock options or other stock awards granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

(b) Stock-based compensation

On March 6, 2014, four of the non-employee directors were granted options to purchase a total of 33,332 shares of common stock; the exercise price per share for these grants was $11.00, which was the offering price of the common stock in the IPO. The options vest over three years with one-third of the options vesting on each anniversary of the vesting commencement date from 2015 to 2017. The options expire on March 5, 2024.

On May 8, 2014, the Company granted options to employees to purchase a total of 175,500 shares of common stock; the exercise price per share for these grants was $10.10, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the grant. The options vest over four years with one-fourth of the options vesting one year after vesting commencement date and the balance of the options vesting in a series of thirty-six successive equal monthly installments measured from the first anniversary of the vesting commencement date. The options expire on May 7, 2024.

On August 7, 2014, the Company granted options to employees to purchase a total of 9,000 shares of common stock with an exercise price of $7.50 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the grant. The options vest over four years with one-fourth of the options vesting one year after vesting commencement date and the balance of the options vesting in a series of thirty-six successive equal monthly installments measured from the first anniversary of the vesting commencement date. The options expire on August 6, 2024.

During the three months ended September 30, 2014, 86 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $141.

On April 2, 2013 and April 8, 2013, the Company granted options to employees to purchase a total of 39,322 shares of common stock and 13,020 shares of common stock, respectively, with an exercise price of $5.76 per share. The options vest over four years with one-fourth of the options vesting one year after vesting commencement date and the balance of the options vesting in a series of thirty-six successive equal monthly installments measured from the first anniversary of the vesting commencement date. The options expire on April 1, 2023 and April 7, 2023, respectively.

On May 30, 2013 and June 25, 2013, the Company granted options to non-employee directors to purchase a total of 3,906 shares of common stock and 6,510 shares of common stock, respectively, with an exercise price of $5.76 per share. The options expire on May 29, 2023 and June 24, 2023, respectively. The options vest over two years with one-third of the options vesting immediately upon grant and the balance of the options vesting in a series of twenty-four successive equal monthly installments on the last day of each month.

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Expected volatility	108%	n/a	108%	93%
Expected dividends	0%	n/a	0%	0%
Expected terms (years)	6.00	n/a	6.00	6.25
Risk free rate	1.70%	n/a	1.67%	1.88%
Weighted average grant-date fair value of stock options	$6.16	n/a	$8.33	$2.92

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $232,635 and $585,111 for the three and nine months ended September 30, 2014, respectively and $127,161 and $255,318 for the three and nine months ended September 30, 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $2,981,589 as of September 30, 2014, which is expected to be recognized over a weighted-average period of 2.87 years.

(c) Common stock

The total number of shares of common stock Aquinox USA is authorized to issue is 50,000,000 shares with a par value of $0.000001 per share.

On June 30, 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of a milestone upon the first submission to the FDA of an Investigational New Drug (IND) for AQX-1125. The fair value of the shares issued to Biolipox was $186,356, which was charged to research and development expense. Fair value was determined based on the closing price of the Company’s common stock on the NASDAQ Global Market on the date of the share issuance.

As of September 30, 2014, total number of shares of common stock issued and outstanding was 10,695,108.

7. Net loss per share

In connection with the IPO, the Company’s capital structure was reorganized such that AQXP Canada became a wholly owned subsidiary of Aquinox USA, and the holders of the preferred shares of AQXP Canada and common shares of AQXP Canada exchanged their shares for shares of preferred stock or common stock, respectively, of Aquinox USA (see Note 3). In addition, the holders of preferred shares of Aquinox USA converted their shares into shares of common stock of Aquinox USA. In connection with the IPO, the Company effected a 1-for-19.2 reverse stock split. The common stock, options and warrants outstanding as of the completion of the reorganization were 5,845,260 shares, 628,754 options and 11,363 warrants, respectively. Basic and diluted earnings per share has been retroactively restated for all periods prior to the reorganization.

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

The detail of the computation of basic and diluted earnings per share is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Numerator
Net loss	$(6,284,080)	$(3,367,487)	$(15,936,517)	$(5,189,256)
Accretion for liquidation preference on preferred stock	—	(1,397,867)	(1,132,893)	(3,953,595)
Accretion for share issuance costs on preferred stock	—	(9,602)	(19,551)	(96,039)
Tax expense on preferred stock	—	54,726	(100,291)	(421,974)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	1,897,702	—
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	(439,227)	—

Total loss attributable to common stockholders	$(6,284,080)	$(4,720,230)	$(15,730,777)	$(9,660,864)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	10,695,042	301,745	7,984,052	301,745

Net loss per share attributable to common stockholders – basic and diluted	$(0.59)	$(15.64)	$(1.97)	$(32.02)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Convertible preferred stock	—	5,525,844	—	5,525,844
Outstanding stock options	813,358	514,176	813,358	514,176
Common stock warrants	11,363	—	11,363	—

Total	824,721	6,040,020	824,721	6,040,020

8. Financial instruments

Fair value of financial instruments

The fair value of the Company’s financial instruments are determined according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, accounts and other amounts receivable, accounts payable, and accrued liabilities, approximate their fair values because of their nature and/or short maturities. The Company holds short and long-term investments that are classified as available-for-sale securities, which are measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – September 30, 2014
Short-term investments – U.S. treasury securities	$6,138,001	$—	$—	$6,138,001
Short-term investments – U.S. government agency securities	17,996,540	—	—	17,996,540
Investments – bank term deposits	—	44,610	—	44,610
Investments – U.S. treasury securities	6,094,143	—	—	6,094,143
Investments – U.S. government agency securities	2,001,299	—	—	2,001,299
Bank loan warrant derivative liabilities	—	—	(63,708)	(63,708)

	$32,229,983	$44,610	$(63,708)	$32,210,885

BALANCES – December 31, 2013
Short-term investments – bank term deposits	$—	$2,820,600	$—	$2,820,600
Bank loan warrant derivative liabilities	—	—	(221,320)	(221,320)
Redemption option on preferred stock	—	—	(800,206)	(800,206)

	—	$2,820,600	$(1,021,526)	$1,799,074

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury and U.S. government agency securities.

Level 2 instruments, which include investments for which all significant inputs are observable, consisted of bank term deposits.

Level 3 instruments consisted of the Company’s preferred stock embedded feature and warrants which are accounted for as derivative liabilities. The Company used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these derivative liabilities including the fair value per share of the underlying stock, remaining contractual term of the warrants and redeemable convertible preferred stock, risk-free interest rate, expected dividend yield, credit spread, and expected volatility of the underlying stock. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in change in fair value of derivative liabilities:

Fair value of significant unobservable inputs (Level 3):

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	PREFERRED STOCK EMBEDDED DERIVATIVE LIABILITIES	TOTAL
Three months ended September 30, 2014:
BALANCES - June 30, 2014	$93,096	$—	$93,096
Change in fair value of derivative liabilities	(29,388)	—	(29,388)

BALANCES – September 30, 2014	$63,708	$—	$63,708

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	PREFERRED STOCK EMBEDDED DERIVATIVE LIABILITIES	TOTAL
Nine months ended September 30, 2014:
BALANCES - January 1, 2014	$221,320	$800,206	$1,021,526
Change in fair value of derivative liabilities	(157,612)	—	(157,612)
Derecognition of liabilities upon preferred stock conversion to common stock conversion	—	(800,206)	(800,206)

BALANCES – September 30, 2014	$63,708	$—	$63,708

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2014.

At September 30, 2014, the Company had short-term investments consisting of available for sale securities of $24,134,541 and non-current investments consisting of available for sale securities of $8,140,052. Total gains for securities with net gains were $7,301 and total losses for securities with net losses were zero as of September 30, 2014. The Company’s non-current investments had contractual maturities of less than 24 months.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of September 30, 2014, we had $48.1 million in cash, cash equivalents, short and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2014 were $6.3 million and $15.9 million, respectively. This compared to $3.4 million and $5.2 million for the three and nine months ended September 30, 2013. As of September 30, 2014, we had an accumulated deficit of $81.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, AQX-1125 and any future product candidates we advance to clinical development. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Research and development	$5,323,015	$3,027,206	$11,753,749	$4,847,276
General and administrative	986,870	389,862	2,802,867	1,085,586

Total operating expenses	$6,309,885	$3,417,068	$14,556,616	$5,932,862

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

Leadership Trial

In July 2013, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of BPS/IC. BPS/IC is a chronic inflammatory bladder disease characterized by bladder pain and increased urinary urgency and/or frequency. For many sufferers, these symptoms are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities. While the cause of the disease remains largely unknown, erosion of the bladder lining is thought to be a significant contributor. BPS/IC currently affects an estimated 14 million people in the United States. Most BPS/IC patients continue to suffer this debilitating condition, despite treatment with existing therapies. Most current therapies and those in development are focused solely on symptomatic relief of BPS/IC. Our clinical trial, known as the Leadership trial, is a double-blind, placebo-controlled, Phase 2 clinical trial investigating AQX-1125’s ability to reduce pain and urinary symptoms in approximately 70 female patients with BPS/IC. The primary objective is to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by eDiary. Initially, the trial was being conducted at community and academic sites in Canada only. In May 2014, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug (IND) application for the Leadership trial. The Leadership trial is now active at sites in the United States as well.

Flagship Trial

In December 2013, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of exacerbations of COPD. COPD is a lung disease frequently associated with cigarette smoking and air pollution and is characterized by progressive loss of lung function and chronic inflammation of the airways. COPD currently affects up to an estimated 600 million people worldwide, with up to 200 million suffering from the moderate and severe forms that most frequently require additional treatment. It is the third leading cause of death in the United States and the fourth leading cause of death worldwide. COPD patients suffer periodic episodes with severe worsening of symptoms, known as exacerbations. Since exacerbations involve severe increased airway inflammation, treatment with potent anti-inflammatories is a potentially promising strategy to reduce exacerbations. Our clinical trial, known as the Flagship trial, is a multinational, double-blind, placebo-controlled, Phase 2 clinical trial investigating AQX-1125’s ability to reduce the effects of exacerbations in approximately 350-400 unstable patients with moderate to severe COPD with a history of frequent exacerbations. The primary endpoint is the change in the severity, duration and reoccurrence of exacerbations in patients treated with AQX-1125 versus placebo, as measured by EXACT-PRO, a patient-reported outcome tool that measures symptoms. The Flagship trial was initially being conducted at outpatient clinics across Northern and Central Europe. In June 2014, we announced the expansion of the Flagship trial to Australia. Subsequently, we have also obtained regulatory clearance to add clinical sites in the United States and New Zealand. The Flagship trial is now active at sites in Europe, Australia, New Zealand and the United States.

As a result of the clinical trial activities described above, research and development expenses for the three and nine months ended September 30, 2014 increased to $5.3 million and $11.8 million, respectively. This compared to $3.0 million and $4.8 million, respectively, for the three and nine months ended September 30, 2013 when there were significantly less clinical activities as the Leadership trial was just beginning and the Flagship trial had yet to commence enrollment. Research and development expenses for the nine months ended September 30, 2014 also included $0.2 million related to the acquisition of certain patents rights from Biolipox AB of Sweden pursuant to an asset purchase agreement entered into in August 2009. We expect our research and development expenses to continually increase for the foreseeable future as the clinical trials progress.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, gain or loss on disposal of equipment, communication expenses and professional fees for legal, patent review, consulting and accounting services.

For the three and nine months ended September 30, 2014, our general and administrative expenses totaled approximately $1.0 million and $2.8 million, respectively. This compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. The increase is the result of additional costs associated with being a public company as we completed our IPO in March 2014. This included, among other expenses, increased costs for insurance, costs related to the hiring of additional personnel and outside consultants and increased travel.

Bank charges and financing costs

Bank charges and financing costs consist of bank loan interest, warrant discount amortization and normal course bank charges. For the three and nine months ended September 30, 2014, our bank charges and financing costs were $458,651. This compared to $5,246 for the nine months ended September 30, 2013. The increase in bank charge and financing costs for the nine months ended September 30, 2014 is attributed to the term loan with SVB entered into in October 2013 and repaid in March 2014 which resulted in early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million.

Change in fair value of derivative liabilities

Derivative liabilities are re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. In March 2014, in connection with our IPO, we converted all our preferred stock to common stock in accordance to the terms of our preferred stock and extinguished derivative liabilities related to our preferred stock. As a result, the change in fair value for the three months ended September 30, 2014 of $29,388 reflected our only remaining derivative liability which was the warrant liability. This compared to $24,871 for the three months ended September 30, 2013 when the change in fair value was associated with our preferred stock derivative liabilities and preferred stock warrant derivative liabilities. For the nine months ended September 30, 2014, the change in fair value of $957,818 was primarily due to the extinguishment of the liabilities associated with our preferred stock described above. This compared to $972,757 for the nine months ended September 30, 2013 when the change in fair value of derivative liabilities reflected the change in fair value of our preferred stock derivative liabilities and preferred stock warrant derivative liabilities.

Amortization and extinguishment of remaining discount on preferred stock

Amortization and extinguishment of discount on preferred stock for the three and nine months ended September 30, 2014 were zero and $1,884,233, respectively. Amortization of discount on preferred stock for the three and nine months ended September 30, 2013 were $120,762 and $265,650, respectively. The decrease in amortization of discount on preferred stock was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other income (expenses)

Other income (expenses) include primarily interest income and foreign exchange gains/losses. For the three and nine months ended September 30, 2014, other (expenses) income of ($1,350) and $4,943, respectively, were significantly lower compared to the three and nine months ended September 30, 2013 when we had other income of $142,071 and $36,701, respectively. The lower amounts in 2014 were primarily the results of foreign exchange losses on our Canadian dollar holdings compared to the same periods in 2013 when we had foreign exchange gains.

Liquidity and Capital Resources

From inception through September 30, 2014, we have received gross proceeds of $111.5 million from the issuance of common and preferred stock.

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $4.2 million and $10.8 million of cash flows during the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $81.3 million, working capital of $35.8 million and cash, cash equivalents, short and long-term investments of $48.1 million.

Cash Flows

The following table summarizes our cash flows for the three and nine months ended September 30, 2014 and 2013:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net cash (used in) provided by:
Operating activities	$(4,182,519)	$(1,744,910)	$(10,791,507)	$(4,083,097)
Investing activities	2,205,282	26,455	(29,624,233)	174,385
Financing activities	(49,639)	(3,292)	45,278,582	17,776,058

(Decrease) increase in cash and cash equivalents	$(2,026,876)	$(1,721,747)	$4,862,842	$13,867,346

Net cash used in operating activities

The increase in cash used in operating activities for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 was driven by an increase in clinical development expenses as a result of the two large Phase 2 clinical trials that are actively enrolling during 2014.

Net cash (used in) provided by investing activities

Cash used in investing activities for the three and nine months ended September 30, 2014 consisted primarily of the purchase and sale of short and long-term investments as we seek to invest the proceeds from our IPO into liquid, high quality securities in accordance to our treasury policy which focuses on the preservation of principal and maintenance of liquidity. During the three and nine months ended September 30, 2013, the net cash provided by investing activities was primarily related to proceeds from the sale of lab equipment.

Net cash (used in) provided by financing activities

For the three months ended September 30, 2014, net cash used in financing activities relates to the payment of the remaining offering costs associated with our IPO in March 2014. For the three months ended September 30, 2013, net cash used in financing activities relates to the payment of the remaining share issuance costs associated with the issuance of the Series C convertible preferred stock in March 2013.

For the nine months ended September 30, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO, offset by $5.3 million of offering costs and the repayment of a bank loan with SVB Bank for $2.6 million. For the nine months ended September 30, 2013, net cash provided by financing activities was the result of $18.0 million in proceeds from the issuance of Series C convertible preferred stock, offset by $0.2 million in share issue costs.

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

Contractual Obligations and Commitments

Our material contractual obligations as of September 30, 2014 comprised our obligations pursuant to an Asset Purchase Agreement dated August 19, 2009 between us and Biolipox AB, under which upon commencement by us of a Phase 3 trial of AQX-1125, a $3 million milestone payment will be due to Biolipox. We cannot predict the likelihood or the timing of any such payment.

AQXP Canada has a lease agreement for office space expiring on September 30, 2016. AQXP Canada has an additional lease agreement for laboratory and office space with original expiry date of August 31, 2015. The landlord has since given notice of early termination with the new expiry date being December 31, 2014. Details of these contractual obligations are described in the Management Discussion and Analysis of Financial Condition and Results of Operation section of our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our combined financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Please refer to our Critical Accounting Policies and Significant Judgments and Estimates included as part of our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014. There have been no material changes to our critical accounting policies for the nine months ended September 30, 2014.

Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern”, outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. The Company does not anticipate a material impact to the Company’s financial statements as a result of this change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2014, compared to those discussed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 7, 2014.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2014, we had holdings in U.S. government securities of $41.5 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.2 million in the fair value of our investment portfolio as of September 30, 2014.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including balances held in foreign currencies such as the Canadian dollar and the Euro. For the three and nine months ended September 30, 2014, our foreign exchange losses were less than $0.1 million for both periods. This compared to $0.1 million and $0.0 million for the three and nine months ended September 30, 2013. We currently do not hedge against foreign currency risk.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated and combined financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Form S-1 (Registration No. 333-193615), which was declared effective on March 6, 2014.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2013 and 2012, and for the nine months ended September 30, 2014, we reported a net loss of $8.7 million, $7.7 million and $15.9 million, respectively. As of September 30, 2014, we had an accumulated deficit since inception of $81.3 million.

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that AQX-1125, or any future product candidates, may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for AQX-1125 or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•	the success or failure of clinical studies through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, including our Phase 2 trials of AQX-1125, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

Until we can generate substantial revenue from product sales, if ever, we expect to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities that could result in dilution to our existing stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that include restrictive covenants limiting our ability to take important actions and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, AQX-1125 or our future product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize AQX-1125, we may not be able to earn sufficient revenues to continue our business.

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

In the Phase 2 trial we are conducting to evaluate the effect of AQX-1125 on COPD patients, we are enrolling only unstable moderate to severe COPD patients at the time of or following a recent exacerbation. We believe this novel trial design will allow us to measure sufficient symptoms and clinical events to detect the effects of AQX-1125 on the change in the severity, duration and reoccurrence of exacerbations in COPD patients as measured by a change in EXACT scores as the primary endpoint in a 12 week trial. The EXACT-PRO is a validated 14-item questionnaire to be completed daily by the patient on an electronic diary to assess the change in symptoms associated with a COPD exacerbation. Answers are converted into a numerical score between 0-100. By comparing the daily scores over a 12 week period for patients receiving AQX-1125 versus those receiving placebo we believe we can measure the effects of AQX-1125 on the change in the severity, duration and reoccurrence of exacerbations in COPD patients more sensitively than with traditional endpoints such as lung function measures or numbers of medically reported exacerbations. The FDA has accepted our IND application for the Flagship trial and we shared the use of EXACT-PRO as our primary endpoint for this trial; however, we do not know whether the FDA will accept EXACT-PRO as a primary endpoint for Phase 3 studies. In January 2014, the FDA issued draft guidance on the use of EXACT-PRO for clinical trials. The FDA stated that the EXACT-PRO is qualified as a well-defined and reliable measure of symptoms of exacerbations of COPD, for use in Phase 2 trials. Additional development work is needed to further assess measurement properties over the course of an exacerbation, including ability to detect meaningful change in response to an acute intervention. We are not aware of any other clinical trial utilizing EXACT scores as a primary endpoint in a Phase 2 or Phase 3 trial over 12 weeks. If the FDA does not accept EXACT-PRO as a primary endpoint in Phase 3 trials, it could delay our ability to advance AQX-1125 into clinical trials for marketing approval in COPD, and the FDA may require that we use other clinical COPD measures, such as Forced Expiratory Volume in one second (FEV1), a measure of lung function that is reduced in COPD, as the primary endpoint, rather than EXACT-PRO. Even if the FDA accepts EXACT-PRO for our Phase 3 trials and our Phase 2 clinical trial in COPD supports advancement of Phase 3 clinical trials, the trial duration may need to be longer than the 12 weeks of our current Phase 2 trial.

In addition, we have not yet established the optimal dose for AQX-1125. There can be no guarantee that the 200 mg dose currently being studied in our Phase 2 clinical trial will be efficacious or, if it is, whether it will be the optimal dose. We believe we will need to conduct additional clinical trials to evaluate additional dose levels of AQX-1125. There cannot be any guarantee that any of these studies will be successful in determining a dose of AQX-1125 suitable for marketing approval.

SHIP1 has not been validated as a target.

Our primary focus is small molecule anti-inflammatory product candidates targeting SHIP1, which is a key regulator of an important cellular signaling pathway in immune cells. To date, no drug which specifically targets SHIP1 has been demonstrated to provide clinical benefit or been approved by any regulatory authority for the treatment of disease. Therefore, SHIP1 has not been validated as a target. We are therefore pursuing development of AQX-1125 against a novel and unproven target. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials. SHIP1 activators as a class of drug, including AQX-1125, may ultimately prove unsuitable for treatment of human diseases, or if approved for treatment of human diseases, may be commercially unsuccessful, either of which could cause our business to fail.

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

As an organization, we have never conducted a Phase 3 clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

We are currently conducting Phase 2 clinical trials and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials. If our additional Phase 2 clinical trials are successful, we intend to conduct Phase 3 trials of AQX-1125, either alone or with a future collaborator. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities and have not discussed our proposed regulatory approval strategy with the FDA. Consequently, even if our Phase 2 clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials on a timely basis.*

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. For example, we experienced delays in obtaining regulatory approvals to commence enrolling patents in Poland in our Flagship trial. In addition, we believe a milder than expected winter and flu season in Europe from late 2013 to early 2014 impacted the number of exacerbating COPD patients eligible to be enrolled in the Flagship trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of AQX-1125, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, AQX-1125 or our future product candidates may be approved for fewer or more limited indications than we request, approval may be granted but contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if AQX-1125, or our future product candidate, produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may, restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

To date, the most common side-effect of AQX-1125 noted in clinical trials is mild gastrointestinal upset including mild diarrhea, nausea and gastric pain. In the Flagship trial, there have been patients requiring hospitalization for exacerbations of COPD which have been reported as serious adverse events. Exacerbations of COPD requiring hospitalization are anticipated in the Flagship trial of unstable COPD patients. There can be no assurance that side-effects from AQX-1125 in future clinical trials will not prompt the discontinued development of AQX-1125 or future product candidates. As a result of these side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market AQX-1125 or any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Additionally, if AQX-1125 or any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, (“DOJ”), the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, AQX-1125 or our future product candidates and affect the prices we may obtain.

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for certain pharmaceutical products. The legislation expanded Medicare coverage for outpatient prescription drugs prescribed to the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of outpatient prescription drugs that will be covered in any therapeutic class. In recent years, Congress has considered further reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare & Medicaid Services, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. While the Medicare Modernization Act and Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in establishing their own coverage polices and reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Although it is too early to determine the full effect of the Affordable Care Act, and any of its implementing regulations, the new law has the potential to: substantially change healthcare financing and delivery by both governmental and private insurers; continue the pressure on pharmaceutical pricing, especially under the Medicare program; and increase our regulatory burdens and operating costs.

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use AQX-1125, or our future product candidates, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2014, we had 22 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers. If we lose one or more of our executive officers or key employees, particularly our President, Chief Executive Officer and Chairman of the Board, David Main, our Vice President, Technical Operations and Planning, Lloyd Mackenzie, our Chief Financial Officer and Vice President, Finance, Kamran Alam, or our Chief Medical Officer and Senior Vice President, Clinical Development, Stephen Shrewsbury, M.B., ChB., our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Many of the other pharmaceutical companies that we compete with for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. Further, we do not maintain “key person” insurance for any of our executives or other employees. Our failure to retain key personnel could impede the achievement of our research, development and commercialization objectives.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the three months ended September 30, 2014, our common stock’s daily closing price on the NASDAQ Global Market has ranged from a low of $6.29 to a high of $9.19. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a significant percentage of our outstanding voting stock. These stockholders may be able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are subject to the periodic reporting requirements of the Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. During September 2014, the lock-up restriction related to our IPO on approximately 5.4 million shares of our common stock expired. These shares, together with an additional 0.5 million shares of our common stock, remain “restricted securities,” as that term is defined in Rule 144 under the Securities Act. However, any holders of these shares who have beneficially owned their shares for at least six months are now generally entitled to sell under Rule 144, provided that we have complied with the periodic reporting requirements of the Exchange Act. In addition, any “affiliates,” as that term is defined under Rule 144, are subject to volume limitations, manner of sale and notice provisions of Rule 144 Moreover, holders of these shares of our common stock will have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We expect to use the proceeds of this offering to conduct additional Phase 2 clinical trials to evaluate AQX-1125 as a potential treatment in indications beyond Chronic Obstructive Pulmonary Disease and Bladder Pain Syndrome/Interstitial Cystitis, to conduct additional toxicology studies, dose ranging studies, and large batch manufacturing and process development related to AQX-1125, to advance one or more of our next generation SHIP1 activator compounds through preclinical development, and to fund working capital, capital expenditures and other general corporate purposes which may include the acquisition or licensing of future product candidates, technologies, other assets or businesses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of September 30, 2014, we had not used any proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

10.1+	Form of Executive Employment Agreement.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: November 3, 2014	/s/ David J. Main
David J. Main
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2014	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

10.1+	Form of Executive Employment Agreement.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed or furnished herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.