Form 10-Q
period 2015-03-31
AQUINOX PHARMACEUTICALS, INC
filed 2015-05-12
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 10,723,128 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	MARCH 31, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents (Note 3)	$14,283	$14,906
Short-term investments (Note 7)	20,135	24,191
Accounts and other amounts receivable	57	65
Prepayments and deposits	547	139

Total current assets	35,022	39,301
Property and equipment	97	105
Long-term investments (Note 7)	—	2,003
Other	12	13

Total assets	$35,131	$41,422

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,972	$5,203

Total current liabilities	4,972	5,203
Warrant liabilities (Note 7)	79	72

Total liabilities	$5,051	$5,275

Stockholders’ equity (deficit)
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of March 31, 2015 (December 31, 2014 – 50,000,000); issued and outstanding, 10,723,128 as of March 31, 2015 (December 31, 2014 – 10,695,108)	0	0
Additional paid-in capital	125,904	125,567
Accumulated deficit	(95,827)	(89,416)
Accumulated other comprehensive income (loss)	3	(4)

Total stockholders’ equity	30,080	36,147

Total liabilities and stockholders’ equity	$35,131	$41,422

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Operating expenses
Research and development	$4,567	$1,880
General and administrative	1,472	735

Total operating expenses	6,039	2,615

Other income (expenses)
Bank charges and financing costs	(6)	(454)
Change in fair value of derivative liabilities (Note 7)	(7)	914
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	(1,884)
Other expenses	(360)	(189)

	(373)	(1,613)

Net loss before income taxes	(6,412)	(4,228)

Net loss	$(6,412)	$(4,228)

Net loss per common stock - basic and diluted (Note 6)	$(0.60)	$(1.28)
Basic and diluted weighted average common stock outstanding (Note 6)	10,711,967	3,148,481
Comprehensive loss:
Net loss	$(6,412)	$(4,228)
Other comprehensive income – unrealized gain on available for sale securities	7	—

Comprehensive loss	$(6,405)	$(4,228)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Operating activities
Net loss	$(6,412)	$(4,228)
Non-cash items and reclassifications:
Financing costs	—	320
Fees and penalty on bank loan repayment	—	100
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	1,884
Change in fair value of derivative liabilities	7	(914)
Stock-based compensation	266	138
Foreign exchange loss and others	13	125
Changes in operating assets and liabilities:
Accounts and other amounts receivable	8	(39)
Prepayments and deposits	(406)	(454)
Accounts payable and accrued liabilities	(231)	(735)

Cash used in operating activities	(6,755)	(3,803)

Investing activities
Proceeds from maturity of investments	6,066	—
Purchase of property and equipment	(6)	(4)

Cash provided by (used in) investing activities	6,060	(4)

Financing activities
Bank loan repayment, fees and penalty	—	(2,600)
Proceeds from exercise of stock options	72	—
Initial public offering of common shares	—	53,130
Initial public offering costs	—	(4,811)

Cash provided by financing activities	72	45,719

Net (decrease) increase in cash and cash equivalents during the period	(623)	41,912
Cash and cash equivalents, beginning of period	14,906	11,006

Cash and cash equivalents, end of period	$14,283	$52,918

Supplemental disclosure of cash flow information:
Interest paid	$—	$32
Interest received	15	3
Non-cash financing activities:
Accrued offering costs	$—	$390

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated financial statements

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its wholly owned subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a clinical stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. The Company’s primary focus is anti-inflammatory product candidates targeting SHIP1, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway.

Aquinox Pharmaceuticals (USA) Inc. was incorporated on May 31, 2007 in the State of Delaware, United States. On January 27, 2014, Aquinox Pharmaceuticals (USA) Inc. changed its name to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”).

Aquinox Pharmaceuticals (Canada) Inc. (“AQXP Canada”) was originally incorporated under the name of 6175813 Canada Inc. on December 26, 2003 under the Canada Business Corporations Act. In May 2014, after a corporate restructuring, the name was changed to Aquinox Pharmaceuticals (Canada) Inc.

The Company operates in Vancouver, British Columbia, Canada.

2. Condensed summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Unless indicated otherwise, all amounts herein are expressed in thousands of United States dollars.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(c) Short and long-term investments

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

(d) Derivative liabilities and fair value of financial instruments

The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations. The Company allocated the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation resulted in a discount to the initial carrying amount of the preferred stock at the date of issuance amortized over the life of the preferred stock and was recorded as “amortization of discount on preferred stock” in the consolidated statements of operations and comprehensive loss.

The Company applies the residual value method to record the fair value of warrants issued with loans as a discount to the initial carrying amount of loans at the date of issuance. Loans are measured at amortized cost using the effective interest method which is a method of calculating the amortized cost of a financial liability and allocating the effective interest expense over the term of the financial liability. Interest expense is recorded in bank charges and financing costs in the consolidated statements of operations and comprehensive loss. The interest rate is the rate that exactly discounts estimated future cash payments throughout the term of the financial instrument to the net carrying amount of the financial liability. Debt issuance costs are capitalized, recorded as deferred financing costs, and are amortized into financing costs in the consolidated statements of operations and comprehensive loss using the effective interest method.

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

(e) Accounting for stock-based compensation

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the Company’s initial public offering (the “IPO”) in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation was used.

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, short-term investments and long-term investments, were $28,113 as of March 31, 2015 (December 31, 2014 - $31,099).

(g) Net loss per share

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

(h) Recently issued and recently adopted accounting standards

In June 2014, the FASB issued ASU 2014-10 “Development Stage Entities,” which resulted in the elimination of certain financial reporting requirements. The amendments remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. The guidance removes the definition of a development stage entity and eliminates the requirements for development stage entities to: present inception-to-date amounts, label the financial statements as those of a development stage entity, disclose a description of the development stage activities in which the entity is engaged, and disclose the first year in which the entity is no longer a development stage entity. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption permitted. On June 30, 2014, the Company elected to early adopt the provisions of ASU 2014-10. The adoption changed the presentation of certain financial statements and financial statement information, but did not have any other impact on the Company’s financial statements. We have provided additional disclosures under “(i) Risks and uncertainties” as required by this ASU.

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

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” which changes the presentation of debt issuance costs in the balance sheet to be a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption permitted for financial statements that have not been previously issued. The Company does not anticipate a material impact to the Company’s financial statements as a result of this change.

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $95,827 as of March 31, 2015, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	MARCH 31, 2015	DECEMBER 31, 2014
Cash	$6,249	$8,351
Cash equivalents	8,034	6,555

	$14,283	$14,906

4. Loan facility

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4,000, of which $2,500 was received on October 30, 2013. In addition to principal, interest and other related payments due to SVB, Aquinox USA and AQXP Canada issued SVB warrants at $10.56 per warrant to purchase 11,363 shares of Series C preferred stock and a corresponding number of Canadian special voting shares of AQXP Canada. Following the completion of the IPO, the warrants are exercisable for 11,363 shares of common stock. These warrants expire in 2023.

On March 28, 2014, AQXP Canada made a cash payment of $2,610 to fully repay the amount outstanding under the term loan facility. The repayment was accounted for as an extinguishment of debt and the loss on extinguishment of $214 along with the prepayment penalty, repayment fee and accrued interest were recorded within bank charges and financing costs.

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of March 31, 2015, total number of shares of common stock issued and outstanding was 10,723,128 (December 31, 2014 – 10,695,108). As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

(b) Stock option plan

On January 27, 2014, the stockholders of Aquinox USA approved a 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan became effective on March 6, 2014. The 2014 Plan is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”) and no further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.

As at March 31, 2015, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,851,220 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2014	824,604	$6.79	7.16	$789
Options granted	271,750	11.70
Options exercised	(28,020)	2.57
Options forfeited	—	—
Options expired	(11,442)	8.25

Outstanding at March 31, 2015	1,056,892	$9.26	7.86	$922
Exercisable as of March 31, 2015	436,129	$7.23	5.88	$767

During the three months ended March 31, 2015, the Company granted 241,750 stock options to employees and 30,000 stock options to directors. The stock options granted to employees during the three months ended March 31, 2015 have exercise price per share ranging from $9.51 to $12.03 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the three months ended March 31, 2015 have an exercise price per share of $12.03 and have vesting period of either (i) one year at equal monthly installment from the beginning of the vesting period, or (ii) three years at equal annual installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the three months ended March 31, 2015, 28,020 shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Expected volatility	98%	108%
Expected dividends	0%	0%
Expected terms (years)	6.00	6.00
Risk free rate	1.49%	1.52%
Weighted average grant-date fair value of stock options	$9.21	$9.05

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $266 and $138 for the three months ended March 31, 2015 and March 31, 2014, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $4,504 and $1,486 as of March 31, 2015 and March 31, 2014, respectively, which is expected to be recognized over a weighted-average period of 3.09 years (March 31, 2014 – 1.47 years)

6. Net loss per share

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

The Company considers the Aquinox USA common stock to be their participating stock that is subordinate to all other stock or shares of the Company. These shares are used by the Company when computing its loss per share. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed loss between common stock and participating securities. Undistributed loss is calculated as net loss less distributed loss, accretion of liquidation preference on preferred stock, accretion of share issuance costs on preferred stock, and tax expense on preferred stock. As holders of preferred stock, holders of stock options and holders of common stock warrants do not have contractual obligations to share in the losses of the Company, the net loss attributable to common stockholders for each period is not allocated between common stock and participating securities. Accordingly, outstanding stock options and common stock warrants were excluded from the calculation of basic and diluted net loss per share as the effect would have been anti-dilutive. There were no outstanding preferred stock as of March 31, 2015 and March 31, 2014.

The detail of the computation of basic and diluted earnings per share is as follows:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Numerator
Net loss	$(6,412)	$(4,228)
Accretion for liquidation preference on preferred stock	—	(1,133)
Accretion for share issuance costs on preferred stock	—	(20)
Tax expense on preferred stock	—	(100)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	1,898
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	(439)

Total loss attributable to common stockholders	$(6,412)	$(4,022)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	10,711,967	3,148,481

Net loss per share attributable to common stockholders – basic and diluted	$(0.60)	$(1.28)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Outstanding stock options	1,056,892	630,159
Common stock warrants	11,363	11,363

Total	1,068,255	641,522

7. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments are consisted of available-for-sale securities as follows:

March 31, 2015

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$12,133	$1	$—	$12,134
U.S. Government agency securities	7,999	2	—	8,001

	$20,132	$3	$—	$20,135

Contractual maturities:
Due within one year	$20,132			$20,135

December 31, 2014

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$12,199	$—	$(5)	$12,194
U.S. Government agency securities	11,996	1	—	11,997

	$24,195	$1	$(5)	$24,191

Long-term investments:
U.S. Government agency securities	$2,003	$0	$—	$2,003

Contractual maturities:
Due within one year	$24,195			$24,191
Due after one year through two years	2,003			2,003

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2014
U.S. treasury securities	$12,194	$(5)	NA	NA

March 31, 2015	NA	NA	NA	NA

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

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, accounts and other amounts receivable, accounts payable, and accrued liabilities, approximate their fair values because of their nature and/or short maturities. The Company held short and long-term investments that are classified as available-for-sale securities, which were measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – March 31, 2015
Short-term investments – U.S. treasury securities	$12,134	$—	$—	$12,134
Short-term investments – U.S. government agency securities	8,001	—	—	8,001
Bank loan warrant derivative liabilities	—	—	(79)	(79)

	$20,135	$—	$(79)	$20,056

BALANCES – December 31, 2014
Short-term investments – U.S. treasury securities	$12,194	$—	$—	$12,194
Short-term investments – U.S. government agency securities	11,997	—	—	11,997
Long-term investments – U.S. government agency securities	2,003	—	—	2,003
Bank loan warrant derivative liabilities	—	—	(72)	(72)

	$26,194	$—	$(72)	$26,122

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. Treasury and U.S. government agency securities.

Level 2 instruments, which include investments for which all significant inputs are observable, consisted of bank term deposits.

Level 3 instruments consisted of the Company’s warrants which are accounted for as derivative liabilities. The Company used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these derivative liabilities including the fair value per share of the underlying stock, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread, and expected volatility of the underlying stock. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in change in fair value of derivative liabilities:

Fair value of significant unobservable inputs (Level 3):

Three months ended March 31, 2015:	BANK LOAN WARRANT DERIVATIVE LIABILITIES	TOTAL
BALANCES – December 31, 2014	$72	$72
Change in fair value of derivative liabilities	7	7

BALANCES – March 31, 2015	$79	$79

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2015.

At March 31, 2015, the Company had short-term investments consisting of available for sale securities of $20,135 and long-term investments consisting of available for sale securities of nil. Total gains for securities were $10 as of March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated and combined financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We commenced operations as 6175813 Canada Inc., a corporation formed in December 2003 under the Canada Business Corporations Act. In May 2014, after a corporate restructuring, we changed the name of such entity to Aquinox Pharmaceuticals (Canada) Inc. (“AQXP Canada”). We incorporated Aquinox Pharmaceuticals (USA) Inc., a corporation under the laws of the State of Delaware, in May 2007. We subsequently changed the name of this corporation in January 2014 to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”). Upon the completion of our initial public offering (“IPO”) in March 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of March 31, 2015, we had $34.4 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2015 were $6.4 million, compared to $4.2 million for the three months ended March 31, 2014. As of March 31, 2015, we had an accumulated deficit of $95.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and seek regulatory approval for, AQX-1125 and any future product candidates we advance to clinical development. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Research and development	$4,567	$1,880
General and administrative	1,472	735

Total operating expenses	$6,039	$2,615

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

Our main clinical activities are described as follows:

Leadership Trial

In July 2013, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of BPS/IC. BPS/IC is a chronic inflammatory bladder disease characterized by bladder pain and increased urinary urgency and/or frequency. Our clinical trial, known as the Leadership trial, is a double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of AQX-1125 to reduce pain and urinary symptoms in approximately 70 female patients with BPS/IC. The primary objective of this trial is to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by eDiary. The trial is being conducted at community and academic sites in Canada and the United States. We have now completed enrollment for the Leadership trial. With 69 patients randomized to date and a higher completion rate than forecast for the trial, we have met our enrollment objectives. Top-line data is expected near mid-year 2015.

Flagship Trial

In December 2013, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of exacerbations of COPD. COPD is a lung disease frequently associated with cigarette smoking and air pollution and is characterized by progressive loss of lung function and chronic inflammation of the airways. Our clinical trial, known as the Flagship trial, is a multinational, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of AQX-1125 to reduce the effects of exacerbations in approximately 400 unstable patients with moderate to severe COPD who have experienced a recent exacerbation and at least two other exacerbations in the prior 18 months. The primary endpoint is the change in the severity, duration and reoccurrence of exacerbations in patients treated with AQX-1125 versus placebo, as measured by EXACT-PRO, a patient-reported outcome tool that measures symptoms. The Flagship trial is being conducted at outpatient clinics in Europe, Australia, New Zealand and the United States. On February 2, 2015, we announced the completion of enrollment for this clinical trial. Top-line data is expected near mid-year 2015.

Kinship Trial

In December 2014, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of AD. AD is an inflammatory, relapsing and itchy skin disorder that is often chronic in nature. Our clinical trial, known as the Kinship trial, is being conducted at clinical research centers in Canada as a randomized, double-blind, multicenter, placebo-controlled Phase 2 trial evaluating the efficacy and safety of AQX-1125 in approximately 50 adult patients with mild to moderate AD. The Kinship trial’s primary endpoint is change from baseline in Total Lesion Symptom Score (TLSS) after 12 weeks of treatment. On May 4, 2015, we announced the completion of enrollment for this clinical trial. Top-line data is expected by the first quarter of 2016.

Research and development expenses for the three months ended March 31, 2015 increased to $4.6 million, primarily as a result of the activities associated with the three clinical trials described above. This compared to $1.9 million for the three months ended March 31, 2014 when we had only two clinical trials ongoing with the Flagship trial just commencing enrollment. We expect our research and development expenses to continue to increase as the clinical trials progress.

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

For the three months ended March 31, 2015, general and administrative expenses of $1.5 million were higher compared to $0.7 million for the three months ended March 31, 2014. The increase was the result of additional costs associated with being a public company as we completed our IPO in March 2014. This included, among other expenses, increased costs for insurance, costs related to the hiring of additional personnel and outside consultants and increased travel.

Bank charges and financing costs

Bank charges and financing costs consist of normal course bank charges, bank loan interest and warrant discount amortization. For the three months ended March 31, 2015, our bank charges and financing costs were minimal, consisting only of normal course bank charges. This compared to $0.5 million for the three months ended March 31, 2014 when the bank charges and financing costs included early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million resulting from early repayment in March 2014 of a term loan with Silicon Valley Bank.

Change in fair value of derivative liabilities

Derivative liabilities are re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. There was no material change in fair value for the three months ended March 31, 2015. There was a $0.9 million change in fair value for the three months ended March 31, 2014 when, in connection with our IPO, we converted all our preferred stock to common stock in accordance to the terms of our preferred stock and extinguished derivative liabilities related to our preferred stock, resulting in a decline in our derivative liabilities.

Amortization and extinguishment of remaining discount on preferred stock

No amortization or extinguishment of discount related to preferred stock occurred in the three months ended March 31, 2015. Amortization and extinguishment of discount on preferred stock for the three months ended March 31, 2014 of $1.9 million was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other expenses

Other expenses includes primarily foreign exchange losses. For the three months ended March 31, 2015, we had other expenses of $0.4 million, compared to $0.2 million for the three months ended March 31, 2014. The expenses for both periods were the results of foreign exchange losses on our foreign currency holdings as the U.S. dollar strengthened during the three month periods ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $6.8 million and $3.8 million of cash flows during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had an accumulated deficit of $95.8 million, working capital of $30.1 million and cash, cash equivalents and short-term investments of $34.4 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(6,755)	$(3,803)
Investing activities	6,060	(4)
Financing activities	72	45,719

Net (decrease) increase in cash and cash equivalents	$(623)	$41,912

Net cash used in operating activities

The increase in net cash used in operating activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was driven by an increase in clinical development expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2015 consisted primarily of the maturity of short-term investments. The net cash used in investing activities during the three months ended March 31, 2014 was related to purchase of equipment.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2015 resulted from the exercise of stock options. For the three months ended March 31, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO, offset by $5.3 million of offering costs and the repayment of a bank loan with SVB Bank for $2.6 million.

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

Please see Item 1A of Part II of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10K for the year ended December 31, 2014. There have been no material changes to our significant accounting policies during the three months ended March 31, 2015.

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

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”, which changes the presentation of debt issuance costs in the balance sheet to be a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early adoption permitted for financial statements that have not been previously issued. We do not anticipate a material impact to our financial statements as a result of this change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2015, we had holdings in U.S. government securities of $27.5 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.1 million in the fair value of our investment portfolio as of March 31, 2015.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers using foreign currencies and balances held in foreign currencies such as the Canadian dollar and the Euro. For the three months ended March 31, 2015 and 2014, our foreign exchange losses were $0.3 million and $0.2 million, respectively. The losses for both periods were the result of the strengthening of the U.S. dollar against our foreign currency portfolio. We currently do not hedge against foreign currency risk.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2014 and 2013, and for the three months ended March 31, 2015, we reported net loss of $24.0 million, $8.7 million and $6.4 million, respectively. As of March 31, 2015, we had an accumulated deficit since inception of $95.8 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for, AQX-1125 and any of our future product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If AQX-1125 or any future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Even if AQX-1125 or any of our future product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for AQX-1125 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidates that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of AQX-1125 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for AQX-1125, the commercial success of AQX-1125 will depend on a number of factors, including the following:

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

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, AQX-1125, which is currently in Phase 2 clinical trials, or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.*

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

In the Phase 2 trial we are conducting to evaluate the effect of AQX-1125 on COPD patients, we have enrolled only unstable moderate to severe COPD patients at the time of or following a recent exacerbation. We believe this novel trial design may allow us to measure sufficient symptoms and clinical events to detect the effects of AQX-1125 on the change in the severity, duration and reoccurrence of exacerbations in COPD patients as measured by a change in EXACT scores as the primary endpoint in a 12 week trial. The EXACT-PRO is a validated 14-item questionnaire being completed daily by the patient on an electronic diary to assess the change in symptoms associated with a COPD exacerbation. Answers are converted into a numerical score between 0-100. By comparing the daily scores over a 12 week period for patients receiving AQX-1125 versus those receiving placebo we believe we can measure the effects of AQX-1125 on the change in severity, duration and reoccurrence of exacerbations in COPD patients more sensitively than with traditional endpoints such as lung function measures or numbers of medically reported exacerbations. The FDA accepted our IND application for the Flagship trial and we shared the use of EXACT-PRO as our primary endpoint for this trial in that application. However, the FDA has not accepted EXACT-PRO for pivotal trials and currently has only endorsed it for exploratory Phase 2 trials. Additional development work is needed to further assess measurement properties over the course of an exacerbation, including ability to detect meaningful change in response to an acute intervention. We are not aware of any other clinical trial utilizing EXACT scores as a primary endpoint in a Phase 2 or Phase 3 trial over 12 weeks. If the FDA does not accept EXACT-PRO as a primary endpoint in Phase 3 trials, it could necessitate the use of an endpoint that we have not previously studied as a primary endpoint to advance AQX-1125 into clinical trials for marketing approval in COPD. The FDA may require that we use other historically accepted COPD exacerbation endpoints as the primary endpoint. Furthermore, if our Phase 2 clinical trial in COPD supports advancement to Phase 3 clinical trials, we believe that the trial duration may need to be longer than the 12 weeks of our current Phase 2 trial in order to adequately capture a statistically significant effect on COPD exacerbations and to also capture sufficient safety data to satisfy regulatory requirements.

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

We are currently conducting Phase 2 clinical trials and we may need to conduct additional Phase 2 clinical trials before initiating our Phase 3 clinical trials. If our ongoing or additional Phase 2 clinical trials are successful, we intend to conduct Phase 3 trials of AQX-1125, either alone or with a future collaborator. The conduct of Phase 3 clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a Phase 3 clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities and have not yet discussed our proposed regulatory approval strategy with the FDA. Consequently, even if our Phase 2 clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for AQX-1125 or our future product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither AQX-1125 nor any future product candidates we may discover, in-license or acquire and seek to develop will ever obtain regulatory approval.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, AQX-1125 or our future product candidates may be approved for fewer or more limited indications than we request, approval may be granted but contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if AQX-1125, or our future product candidates, produce undesirable side effects or safety issues, the FDA may require the establishment of Risk Evaluation Mitigation Strategies, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We have had limited interactions with the FDA and have not yet discussed our proposed regulatory approval strategy with them. Even if we believe our current or planned clinical trials are successful, the FDA may not agree that our completed clinical trials provide adequate data on the safety or efficacy of AQX-1125 or our future product candidates to permit us to proceed to Phase 3 clinical trials. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our products in any market.

We are conducting, and may in the future conduct, clinical trials for AQX-1125 or any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials completely or partially outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our Leadership, Flagship and Kinship clinical trials conducted outside of the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of AQX-1125 or any future product candidates.

AQX-1125 or our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by AQX-1125 or our future product candidates could cause us, or regulatory authorities, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, even though AQX-1125 administered orally has generally been well tolerated by patients in our earlier-stage clinical trials, in our animal toxicity studies certain side-effects, including severe ulcerations to the gastrointestinal tract of dogs and adverse effects to the ocular lens of some animals occurred. There can be no assurance that these toxicities in animals will not occur in humans. If these toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of AQX-1125 or future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

To date, the most common side-effect of AQX-1125 noted in completed clinical trials is mild gastrointestinal upset including mild diarrhea, nausea and gastric pain. In the Flagship trial, there have been patients requiring hospitalization for exacerbations of COPD, as expected, which have been reported as serious adverse events. Exacerbations of COPD requiring hospitalization are anticipated in the Flagship trial of unstable COPD patients. There can be no assurance that side-effects from AQX-1125 in future clinical trials will not prompt the discontinued development of AQX-1125 or future product candidates. As a result of these side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market AQX-1125 or any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Additionally, if AQX-1125 or any of our future product candidates receives marketing approval, and we, or others, subsequently identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

As of March 31, 2015, we had 24 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and/or non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the three months ended March 31, 2015, our common stock’s daily closing price on the NASDAQ Global Market has ranged from a low of $7.63 to a high of $12.08. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are taking advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and adversely affect the market price of our common stock or make it more difficult to raise capital as and when we need it.

We are an “emerging growth company” as that term is used in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and exemptions from any rules that the Public Company Accounting Oversight Board may adopt requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements. We have taken and currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that are available to us under the JOBS Act, so long as we qualify as an “emerging growth company.” For example, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

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

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ Stock Market. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs will increase our consolidated net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed a registration statement covering the sale of up to $150.0 million of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. We have been and will continue to be using the proceeds of this offering to conduct Phase 2 clinical trials to evaluate AQX-1125, to conduct additional toxicology studies, and large batch manufacturing and process development related to AQX-1125, to advance one or more of our next generation SHIP1 activator compounds through preclinical development, and to fund working capital, capital expenditures and other general corporate purposes which may include the acquisition or licensing of future product candidates, technologies, other assets or businesses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of March 31, 2015, we had used approximately $13.5 million of the proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: May 11, 2015	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.