Form 10-Q
period 2015-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2015-08-06
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 10,727,221 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	JUNE 30, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents (Note 3)	$14,916	$14,906
Short-term investments (Note 7)	14,109	24,191
Accounts and other amounts receivable	72	65
Prepayments and deposits	578	139
Deferred offering costs	87	—

Total current assets	29,762	39,301

Property and equipment	85	105
Long-term investments (Note 7)	—	2,003
Other	12	13

Total assets	$29,859	$41,422

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,983	$5,203

Total current liabilities	3,983	5,203

Warrant liabilities (Note 7)	66	72

Total liabilities	$4,049	$5,275

Stockholders’ equity
Share capital: (Note 5)
Common stock – $0.000001 par value – authorized, 50,000,000 as of June 30, 2015 (December 31, 2014 – 50,000,000); issued and outstanding, 10,727,221 as of June 30, 2015 (December 31, 2014 – 10,695,108)	0	0
Additional paid-in capital	126,383	125,567
Accumulated deficit	(100,577)	(89,416)
Accumulated other comprehensive income (loss)	4	(4)

Total stockholders’ equity	25,810	36,147

Total liabilities and stockholders’ equity	$29,859	$41,422

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$3,619	$4,551	$8,186	$6,431
General and administrative	1,173	1,081	2,646	1,816

Total operating expenses	4,792	5,632	10,832	8,247

Other income (expenses)
Bank charges and financing costs	(5)	(2)	(10)	(456)
Change in fair value of derivative liabilities (Note 7)	13	14	6	928
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	—	—	(1,884)
Other income (expenses)	34	196	(326)	6

	42	208	(330)	(1,406)

Net loss before income taxes	(4,750)	(5,424)	(11,162)	(9,653)

Net loss	$(4,750)	$(5,424)	$(11,162)	$(9,653)

Net loss per common stock – basic and diluted (Note 6)	$(0.44)	$(0.51)	$(1.04)	$(1.43)

Basic and diluted weighted average common stock outstanding (Note 6)	10,723,584	10,675,260	10,717,808	6,606,091

Comprehensive loss:
Net loss	$(4,750)	$(5,424)	$(11,162)	$(9,653)
Other comprehensive income – unrealized gain on available for sale securities	1	1	8	1

Comprehensive loss	$(4,749)	$(5,423)	$(11,154)	$(9,652)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Operating activities
Net loss	$(11,162)	$(9,653)
Non-cash items and reclassifications:
Financing costs	—	320
Fees and penalty on bank loan repayment	—	100
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	1,884
Change in fair value of derivative liabilities	(6)	(928)
Stock-based compensation	721	352
Stock-based purchase of patent rights	—	186
Foreign exchange loss and others	26	196
Changes in operating assets and liabilities:
Accounts and other amounts receivable	(7)	(5)
Prepayments and deposits	(438)	(268)
Accounts payable and accrued liabilities	(1,232)	1,207

Cash used in operating activities	(12,098)	(6,609)

Investing activities
Purchase of investments	—	(34,475)
Proceeds from maturity of investments	12,094	2,714
Purchase of property and equipment	(6)	(69)

Cash (used in) provided by investing activities	12,088	(31,830)

Financing activities
Bank loan repayment, fees and penalty	—	(2,600)
Proceeds from exercise of stock options	96	—
Public offering of common shares	—	53,130
Public offering costs	(76)	(5,201)

Cash (used in) provided by financing activities	20	45,329

Increase (decrease) in cash and cash equivalents during the period	10	6,890
Cash and cash equivalents, beginning of period	14,906	11,006

Cash and cash equivalents, end of period	$14,916	$17,896

Supplemental disclosure of cash flow information:
Interest paid	$—	$32
Interest received	$27	$50
Non-cash financing activities:
Accrued offering costs	$11	$50

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

(b) Use of estimates and assumptions

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

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The eventual profitability of the Company and its ability to continue as a going concern is dependent upon many factors, including its ability to obtain sufficient financing, the successful development of its product candidates, and receiving regulatory approvals. The Company’s cash resources are sufficient, in management’s opinion, to support its current operations for the next 12 months. However, the Company will need to raise substantial financing in the future to continue funding its operations. In order to meet its cash requirements, the Company may seek to sell additional equity or convertible debt securities that may result in dilution to stockholders. If the Company raises additional funds through the issuance of convertible debt securities, these securities could have rights senior to common stockholders and could contain restrictive covenants. There can be no assurance that additional equity or debt financing will be available or available on terms acceptable to the Company, if at all. Failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on the Company’s business, results of operations, financial condition, cash flows and future prospects.

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

Level 1	–	Quoted prices in active markets for identical assets or liabilities.

Level 2	–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(e) Accounting for stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. All share-based payments to employees are recognized in the financial statements based upon their respective grant date fair values.

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

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, short-term investments and long-term investments, were $25,321 as of June 30, 2015 (December 31, 2014 – $31,099).

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

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $100,577 as of June 30, 2015, may never become profitable and expects to incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company will require additional capital to finance its future operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	the Company’s ability to obtain favorable results in its ongoing and anticipated clinical trials for AQX-1125 in Atopic Dermatitis (AD) and Bladder Pain Syndrome/Interstitial Cystitis (BPS/IC);

•	SHIP1 has not been validated as a target and to date, no drug which specifically targets SHIP1 has been approved by any regulatory authority for the treatment of disease;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	JUNE 30, 2015	DECEMBER 31, 2014
Cash	$3,633	$8,351
Cash equivalents	11,283	6,555

	$14,916	$14,906

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

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of June 30, 2015, total number of shares of common stock issued and outstanding was 10,727,221 (December 31, 2014 – 10,695,108). As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

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

As at June 30, 2015, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,851,220 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2014	824,604	$6.79	7.16	$789
Options granted	287,750	11.42
Options exercised	(32,113)	2.98
Options forfeited	—	—
Options expired	(12,442)	8.34

Outstanding at June 30, 2015	1,067,799	$9.24	7.58	$425

Exercisable as of June 30, 2015	509,192	$7.60	5.91	$379

During the six months ended June 30, 2015, the Company granted 257,750 stock options to employees and 30,000 stock options to directors. The stock options granted to employees during the six months ended June 30, 2015 have exercise price per share ranging from $7.45 to $12.03 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the six months ended June 30, 2015 have an exercise price per share of $12.03 and have vesting period of either (i) one year at equal monthly installment from the beginning of the vesting period or (ii) three years at equal annual installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the six months ended June 30, 2015, 32,113 shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Expected volatility	95%	108%	98%	108%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.40	6.00
Risk free rate	1.25%	1.70%	1.47%	1.67%
Weighted average grant-date fair value of stock options	$5.69	$8.30	$9.02	$8.42

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $455 and $721 for the three and six months ended June 30, 2015, respectively and $215 and $352 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, total unrecognized compensation cost for all stock-based compensation plans was $4,166 ( June 30, 2014 – $3,044), which is expected to be recognized over a weighted-average period of 2.95 years (June 30, 2014 – 2.69 years).

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

The Company considers the Aquinox USA common stock to be their participating stock that is subordinate to all other stock or shares of the Company. These shares are used by the Company when computing its loss per share. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed loss between common stock and participating securities. Undistributed loss is calculated as net loss less distributed loss, accretion of liquidation preference on preferred stock, accretion of share issuance costs on preferred stock, and tax expense on preferred stock. As holders of preferred stock, holders of stock options and holders of common stock warrants do not have contractual obligations to share in the losses of the Company, the net loss attributable to common stockholders for each period is not allocated between common stock and participating securities. Accordingly, outstanding stock options and common stock warrants were excluded from the calculation of basic and diluted net loss per share as the effect would have been anti-dilutive. There were no outstanding preferred stock for the three and six months ended June 30, 2015 and June 30, 2014. The detail of the computation of basic and diluted earnings per share is as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Numerator
Net loss	$(4,750)	$(5,424)	$(11,162)	$(9,653)
Accretion for liquidation preference on preferred stock	—	—	—	(1,133)
Accretion for share issuance costs on preferred stock	—	—	—	(20)
Tax expense on preferred stock	—	—	—	(100)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	—	1,898
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	—	(439)

Total loss attributable to common stockholders	$(4,750)	$(5,424)	$(11,162)	$(9,447)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	10,723,584	10,675,260	10,717,808	6,606,091

Net loss per share attributable to common stockholders – basic and diluted	$(0.44)	$(0.51)	$(1.04)	$(1.43)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Outstanding stock options	1,056,892	630,159	1,067,799	805,659
Common stock warrants	11,363	11,363	11,363	11,363

	1,068,255	641,522	1,079,162	817,022

7. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments are consisted of available-for-sale securities as follows:

June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$12,102	$3	$—	$12,105
U.S. Government agency securities	2,003	1	—	2,004

	$14,105	$4	$—	$14,109

Contractual maturities:
Due within one year	$14,105			$14,109

The Company had no long-term investments consisting of available for sale securities on June 30, 2015.

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$12,199	$—	$(5)	$12,194
U.S. Government agency securities	11,996	1	—	11,997

	$24,195	$1	$(5)	$24,191

Long-term investments:
U.S. Government agency securities	$2,003	$0	$—	$2,003

Contractual maturities:
Due within one year	$24,195			$24,191
Due after one year through two years	2,003			2,003

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2014
U.S. treasury securities	$12,194	$(5)	NA	NA

June 30, 2015	NA	NA	NA	NA

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – June 30, 2015
Short-term investments – U.S. treasury securities	$12,105	$—	$—	$12,105
Short-term investments – U.S. government agency securities	2,004	—	—	2,004
Bank loan warrant derivative liabilities	—	—	(66)	(66)

	$14,109	$—	$(66)	$14,043

BALANCES – December 31, 2014
Short-term investments – U.S. treasury securities	$12,194	$—	$—	$12,194
Short-term investments – U.S. government agency securities	11,997	—	—	11,997
Long-term investments – U.S. government agency securities	2,003	—	—	2,003
Bank loan warrant derivative liabilities	—	—	(72)	(72)

	$26,194	$—	$(72)	$26,122

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

Fair value of significant unobservable inputs (Level 3):

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	TOTAL
Three months ended June 30, 2015:
BALANCES – March 31, 2015	$79	$79
Change in fair value of derivative liabilities	(13)	(13)

BALANCES – June 30, 2015	$66	$66

	BANK LOAN WARRANT DERIVATIVE LIABILITIES	TOTAL
Six months ended June 30, 2015:
BALANCES – December 31, 2014	$72	$72
Change in fair value of derivative liabilities	(6)	(6)

BALANCES – June 30, 2015	$66	$66

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting SHIP1, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our lead product candidate, AQX-1125, is a small molecule activator of SHIP1 suitable for oral, once daily dosing. AQX-1125 has demonstrated preliminary safety and favorable drug properties in multiple preclinical studies and clinical trials. We are currently developing AQX-1125 as an oral, once daily treatment in bladder pain syndrome/interstitial cystitis (BPS/IC). In addition, we are exploring AQX-1125 for atopic dermatitis (AD) in our ongoing Kinship Phase 2 trial. For AQX-1125, we retain full worldwide rights and hold patents with terms through at least 2024.

We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds.

We have an extensive chemical library and several candidate lead compounds that target SHIP1. These compounds have both similar and distinct properties from AQX-1125. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no other SHIP1 activator has to date reported data from clinical trials or received marketing approval as a treatment for disease in humans.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of June 30, 2015, we had $29.0 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2015 were $4.8 million and $11.2 million, respectively. This compared to $5.4 million and $9.7 million for the three and six months ended June 30, 2014. As of June 30, 2015, we had an accumulated deficit of $100.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Research and development	$3,619	$4,551	$8,186	$6,431
General and administrative	1,173	1,081	2,646	1,816

Total operating expenses	$4,792	$5,632	$10,832	$8,247

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

Our main clinical activities are described as follows:

Leadership Trial

The Leadership trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with BPS/IC. BPS/IC is a chronic inflammatory bladder disease characterized by bladder pain and increased urinary urgency and/or frequency. The primary objective was to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was initiated in July of 2013 and conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

On June 25, 2015, we announced top line results of the Leadership trial. While the trial results demonstrated a reduction in pain for patients on AQX-1125 as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily AQX-1125 vs. placebo was a reduction of 2.4 vs. 1.3 points, respectively. The primary endpoint was based on an 11-point numeric rating scale recorded by electronic diary. Approximately 49% of patients receiving AQX-1125 demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from secondary endpoints of the Leadership trial, such as maximum daily pain, O’Leary-Sant symptom and problem index, bladder pain interstitial cystitis symptom score (BPIC-SS) and urinary frequency, were consistently favorable for AQX-1125 and we believe support further development in BPS/IC. As with past trial results, AQX-1125 was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between AQX-1125 and placebo. The most frequently reported adverse events were gastrointestinal disorders (32% for AQX-1125 vs. 34% for placebo). We intend to proceed with further development of AQX-1125 in BPS/IC, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities.

Flagship Trial

The Flagship trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg, oral, once daily AQX-1125 to reduce the effects of exacerbations in 400 unstable patients with moderate to severe chronic obstructive pulmonary disease (COPD). COPD is a lung disease frequently associated with cigarette smoking and air pollution and is characterized by progressive loss of lung function and chronic inflammation of the airways. The primary endpoint was the change in the severity, duration and recurrence of COPD exacerbations in patients treated with AQX-1125 versus placebo, as measured by EXACT, a patient-reported outcome tool that measures symptoms. The Flagship trial was initiated in December of 2013 and enrolled subjects at investigative sites across Northern and Central Europe, Australia, New Zealand and the United States.

On July 9, 2015, we announced top line results of the Flagship trial. The Flagship trial failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In the trial, patients treated with 200 mg oral, once daily AQX-1125 for 12 weeks demonstrated no difference in COPD symptoms compared to placebo, as measured by EXACT. On the secondary endpoint of medically treated exacerbations there was also no benefit observed with AQX-1125. Consistent with past AQX-1125 trial results, AQX-1125 was generally well tolerated in the Flagship trial. The overall adverse event rate was similar between AQX-1125 and placebo. We are currently not planning further development of AQX-1125 as a potential treatment for COPD.

Kinship Trial

In December 2014, we began dosing patients in a Phase 2 clinical trial of AQX-1125 for the treatment of atopic dermatitis (AD). AD is an inflammatory, relapsing and itchy skin disorder that is often chronic in nature. Our clinical trial, known as the Kinship trial, is being conducted at clinical research centers in Canada as a randomized, double-blind, multicenter, placebo-controlled Phase 2 trial evaluating the efficacy and safety of AQX-1125 in approximately 50 adult patients with mild to moderate AD. The Kinship trial’s primary endpoint is change from baseline in Total Lesion Symptom Score (TLSS) after 12 weeks of treatment. On May 4, 2015, we announced the completion of enrollment for this clinical trial. Top line data is expected in the fourth quarter of 2015.

Overall, research and development expenses for the three months ended June 30, 2015 declined to $3.6 million, compared to $4.6 million for the three months ended June 30, 2014. The decline was the result of reduced expenditures as we approached the completion of the Leadership and Flagship trials as described above. For the six months ended June 30, 2015, research and development expenses totaled $8.2 million, compared to $6.4 million for the six months ended June 30, 2014. The increase was primarily the result of the activities associated with the three clinical trials described above compared to the same period in 2014 when we had only two clinical trials ongoing.

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

For the three and six months ended June 30, 2015, general and administrative expenses totaled approximately $1.2 million and $2.6 million, respectively. This compared to $1.1 million and $1.8 million for the three and six months ended June 30, 2014, respectively. General and administrative expense for the three months ended June 30, 2015 was similar to the same period in 2014. For the six months ended June 30, 2015, the increase compared to the same period in 2014 was the result of additional costs associated with being a public company as we completed our IPO in March 2014. Prior to the IPO, we had lower costs for insurance, personnel, consultants and travel.

Bank charges and financing costs

Bank charges and financing costs consist of normal course bank charges, bank loan interest and warrant discount amortization. For the three month periods ended June 30, 2015 and 2014, the bank charges and financing costs were immaterial, consisting only of normal course bank charges. For the six month period ended June 30, 2015, bank charges and financing costs were also immaterial. This compared to $0.4 million for the six months ended June 30, 2014 when we incurred early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million resulting from early repayment in March 2014 of a term loan with Silicon Valley Bank.

Change in fair value of derivative liabilities

Derivative liabilities are re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. There was no material change in fair value for the three and six months ended June 30, 2015 and the three months ended June 30, 2014. There was a $0.9 million change in fair value for the six months ended June 30, 2014 when, in connection with our IPO, we converted all our preferred stock to common stock in accordance to the terms of our preferred stock and extinguished derivative liabilities related to our preferred stock, resulting in a decline in our derivative liabilities.

Amortization and extinguishment of remaining discount on preferred stock

No amortization or extinguishment of discount related to preferred stock occurred in the three and six months ended June 30, 2015 and in the three months ended June 30, 2014. For the six months ended June 30, 2014, the amortization and extinguishment of discount on preferred stock of $1.9 million was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other income (expenses)

Other income (expenses) include primarily interest income and foreign exchange gains and losses. For the three months ended June 30, 2015, we had an immaterial amount of other income compared to $0.2 million for the three months ended June 30, 2014. Income for both periods were primarily the results of foreign exchange gains. For the six months period ended June 30, 2015, we recorded $0.3 million of other expenses primarily as a result of foreign exchange losses on our foreign currency holdings as the U.S. dollar strengthened during that period. For the six months ended June 30, 2014, the other income (expenses) was immaterial.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $12.1 million of cash flows during the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $100.6 million, working capital of $25.8 million and cash, cash equivalents and short-term investments of $29.0 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(12,098)	$(6,609)
Investing activities	12,088	(31,830)
Financing activities	20	45,329

(Decrease) increase in cash and cash equivalents	$10	$6,890

Net cash used in operating activities

The increase in net cash used in operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was driven by an increase in clinical development expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2015 consisted primarily of the maturity of short-term investments. The large amount of net cash used in investing activities during the six months ended June 30, 2014 resulted from the investment of the cash proceeds received from our IPO in March 2014.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2015 resulted from the exercise of stock options net of public offering costs. For the six months ended June 30, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO in March 2014, offset by $5.3 million of offering costs and the repayment of a bank loan with Silicon Valley Bank for $2.6 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. The condensed consolidated interim financial statements for the three and six months ended June 30, 2015 have been prepared under the assumption that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. We believe that our existing capital resources will be sufficient to fund our operations for the next 12 months. However, we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition and cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	the timing to completion and the results of our Kinship trial and future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AQX-1125 or any future product candidates;

•	the cost of manufacturing AQX-1125 and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if AQX-1125 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10K for the year ended December 31, 2014. There have been no material changes to our significant accounting policies during the six months ended June 30, 2015.

Recent Accounting Pronouncements

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2015, we had holdings in U.S. government securities of $24.7 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.05 million in the fair value of our investment portfolio as of June 30, 2015.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers using foreign currencies and balances held in foreign currencies such as the Canadian dollar and the Euro. For the three months ended June 30, 2015, we have an immaterial amount of foreign exchange gain. For the six months ended June 30, 2015, we incurred foreign exchange losses of $0.4 million as a result of the strengthening of the U.S. dollar against our foreign currency portfolio. We currently do not hedge against foreign currency risk.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2014 and 2013, and for the six months ended June 30, 2015, we reported net loss of $24.0 million, $8.7 million and $11.2 million, respectively. As of June 30, 2015, we had an accumulated deficit since inception of $100.6 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the research and development of, and seek regulatory approvals for, AQX-1125 and any of our future product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If AQX-1125 or any future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•	the success or failure of clinical trials through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, including our ongoing Phase 2 trial of AQX-1125 in AD, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur substantial research and clinical development expenses in connection with our ongoing activities, particularly as we advance AQX-1125 or future product candidates in clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing cash and cash equivalents and interest thereon will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of AQX-1125 or future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of AQX-1125 or future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize AQX-1125 or future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue clinical trials related to the development or commercialization of AQX-1125 or any of our future product candidates or cease operations altogether;

•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to AQX-1125 or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our operations in Canada. In addition, we may utilize numerous clinical trial sites in various countries outside of the United States as part of our clinical trials for AQX-1125 or future product candidates. These clinical trial sites would invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Canadian dollar, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of AQX-1125 and any of our future product candidates.*

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is AQX-1125, which is undergoing one Phase 2 clinical trial and for which we recently announced top line data for two other Phase 2 clinical trials.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize AQX-1125 in a timely manner. As a result of the outcome of our Flagship trial, we are currently not planning further development of AQX-1125 for the treatment of COPD and therefore our near-term prospects are largely dependent on our ability to obtain favorable results from our ongoing or anticipated clinical trials for AQX-1125 in AD and BPS/IC respectively. We cannot commercialize AQX-1125 or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize AQX-1125 or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of AQX-1125 or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including two well-controlled pivotal trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of AQX-1125 or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if AQX-1125 or any of our future product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for AQX-1125 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidates that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of AQX-1125 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for AQX-1125, the commercial success of AQX-1125 will depend on a number of factors, including the following:

•	development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;

•	establishment of commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors;

•	the ability of our third-party manufacturers to manufacture quantities of AQX-1125 using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of AQX-1125;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	acceptance of AQX-1125 as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of AQX-1125 following approval.

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize AQX-1125, we may not be able to earn sufficient revenues to continue our business.

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, AQX-1125, or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.*

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the clinical trial we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our COPD proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125 failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of AQX-1125 or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	change in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

As an organization, we have never conducted a pivotal clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

Based on the results of our Leadership trial, we intend to discuss potential pivotal trial designs for AQX-1125 in BPS/IC with the FDA and other regulatory agencies, prior to undertaking those trials alone or with a future collaborator. The conduct of pivotal clinical trial and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities and have not yet discussed our proposed regulatory approval strategy with the FDA. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

We have had limited interactions with the FDA and have not yet discussed our proposed regulatory approval strategy with them. Even if we believe our current or planned clinical trials are successful, the FDA may not agree that our completed clinical trials provide adequate data on the safety or efficacy of AQX-1125 or our future product candidates to permit us to proceed to pivotal clinical trials. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our products in any market.

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

Undesirable side effects caused by AQX-1125 or our future product candidates could cause us, or regulatory authorities, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, even though AQX-1125 administered orally has generally been well tolerated by patients in our earlier-stage clinical trials, in our animal toxicity studies certain side-

effects, including severe ulcerations to the gastrointestinal tract of dogs and adverse effects to the ocular lens of some animals occurred. There can be no assurance that these toxicities in animals will not occur in humans. If these toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of AQX-1125 or future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, AQX-1125, and will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing AQX-1125 or our future product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If AQX-1125 were approved for the treatment of BPS/IC, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now generic. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to disease targets in the fields of BPS/IC and AD, including in the specific diseases for which we are currently developing AQX-1125, or for which we may develop AQX-1125 or other SHIP1 activators in the future. Such companies include Pfizer, AbbVie, Urigen, TARIS, Allergan, Galderma and Afferent.

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

We currently have obtained product liability insurance coverage, which is limited to $5 million per occurrence and $10 million in the aggregate. This coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for AQX-1125 or our future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2015, we had 24 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the six months ended June 30, 2015, our common stock’s daily closing price on the NASDAQ Global Market has ranged from a low of $6.72 to a high of $12.08. As of August 5, 2015, the closing price on the Nasdaq Global Market of our common stock was $1.76 per share. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

We may be subject to securities litigation, which is expensive and could divert management attention.*

The market price of our common stock has been and will continue to be volatile. For example, on July 8, 2015, the closing price of our common stock on the NASDAQ Global Market was $6.55, and on July 9, 2015, following our announcement of negative results from our Phase 2 Flagship clinical trial in COPD, the closing price was $2.13. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Our common stock may be at risk for delisting from NASDAQ in the future. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease.*

Our common stock is currently listed on NASDAQ. The NASDAQ Stock Market LLC has minimum requirements that a company must meet in order to remain listed on NASDAQ. These requirements include maintaining a minimum closing bid price of $1.00 per share. Although the trading price of our common stock is currently above $1.00 per share, there can be no assurance that we will continue to meet this, or any other, requirement in the future, and, if we do not, it is possible that The NASDAQ Stock Market LLC may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease.

In addition, if delisted, we would no longer be subject to NASDAQ rules, including rules requiring us to have a certain number of independent directors and to meet other corporate governance standards. Our failure to be listed on NASDAQ or another established securities market would have a material adverse effect on the value of your investment in us.

If our common stock is not listed on NASDAQ or another national exchange, the trading price of our common stock is below $5.00 per share and we have net tangible assets of $6,000,000 or less, the open-market trading of our common stock will be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. If our shares become subject to the “penny stock” rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	Obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result of these requirements, the market price of our securities may be adversely impacted, and current stockholders may find it more difficult to sell our securities.

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. We continue to use the proceeds of this offering to conduct Phase 2 clinical trials to evaluate AQX-1125, to conduct additional toxicology studies, and large batch manufacturing and process development related to AQX-1125, to advance one or more of our next generation SHIP1 activator compounds through preclinical development, and to fund working capital, capital expenditures and other general corporate purposes which may include the acquisition or licensing of future product candidates, technologies, other assets or businesses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of June 30, 2015, we had used approximately $18.9 million of the proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

10.1(4)	Sales Agreement, dated April 1, 2015, between Aquinox Pharmaceuticals, Inc. and Cowen and Company, LLC.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: August 6, 2015	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(2)	Amended and Restated Qualification and Registration Rights Agreement of Aquinox Pharmaceuticals, Inc., dated March 19, 2013.

10.1(4)	Sales Agreement, dated April 1, 2015, between Aquinox Pharmaceuticals, Inc. and Cowen and Company, LLC.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2015 (File No. 001-36327) and incorporated herein by reference.