Form 10-Q
period 2015-09-30
AQUINOX PHARMACEUTICALS, INC
filed 2015-11-10
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 17,211,986 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents (Note 3)	$109,373	$14,906
Short-term investments (Note 7)	8,038	24,191
Accounts and other amounts receivable	19	65
Prepayments and deposits	505	139

Total current assets	117,935	39,301

Property and equipment	81	105
Long-term investments (Note 7)	—	2,003
Other	12	13

Total assets	$118,028	$41,422

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,859	$5,203

Total current liabilities	3,859	5,203

Warrant liabilities (Note 7)	142	72

Total liabilities	$4,001	$5,275

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of September 30, 2015 (December 31, 2014 – 50,000,000); issued and outstanding, 17,211,986 as of September 30, 2015 (December 31, 2014 – 10,695,108)	0	0
Additional paid-in capital	219,637	125,567
Accumulated deficit	(105,613)	(89,416)
Accumulated other comprehensive income (loss)	3	(4)

Total stockholders’ equity	114,027	36,147

Total liabilities and stockholders’ equity	$118,028	$41,422

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Operating expenses
Research and development	$3,687	$5,323	$11,873	$11,754
General and administrative	1,230	987	3,874	2,803

Total operating expenses	4,917	6,310	15,747	14,557

Other income (expenses)
Bank charges and financing costs	(4)	(2)	(15)	(459)
Change in fair value of derivative liabilities (Note 7)	(76)	29	(70)	958
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	—	—	(1,884)
Other income (expenses)	(38)	(1)	(365)	5

	(118)	26	(450)	(1,380)

Net loss before income taxes	(5,035)	(6,284)	(16,197)	(15,937)

Net loss	$(5,035)	$(6,284)	$(16,197)	$(15,937)

Net loss per common stock - basic and diluted (Note 6)	$(0.43)	$(0.59)	$(1.46)	$(1.97)
Basic and diluted weighted average common stock outstanding (Note 6)	11,841,147	10,695,042	11,096,369	7,984,052

Comprehensive loss:
Net loss	$(5,035)	$(6,284)	$(16,197)	$(15,937)
Other comprehensive (loss) income – unrealized (loss)/gain on available for sale securities	(1)	6	7	7

Comprehensive loss	$(5,036)	$(6,278)	$(16,190)	$(15,930)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Operating activities
Net loss	$(16,197)	$(15,937)
Non-cash items and reclassifications:
Financing costs	—	320
Fees and penalty on bank loan repayment	—	100
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	1,884
Change in fair value of derivative liabilities	70	(958)
Stock-based compensation	1,145	585
Stock-based purchase of patent rights	—	186
Foreign exchange loss and others	39	218
Changes in operating assets and liabilities:
Accounts and other amounts receivable	46	(48)
Prepayments and deposits	(364)	(125)
Accounts payable and accrued liabilities	(1,515)	2,983

Cash used in operating activities	(16,776)	(10,792)

Investing activities
Purchase of investments	—	(36,474)
Proceeds from maturity of investments	18,163	6,920
Purchase of property and equipment	(16)	(86)
Sale of property and equipment	—	16

Cash (used in) provided by investing activities	18,147	(29,624)

Financing activities
Bank loan repayment, fees and penalty	—	(2,600)
Proceeds from exercise of stock options	1,121	—
Public offering of common shares	98,038	53,130
Public offering costs	(6,063)	(5,251)

Cash (used in) provided by financing activities	93,096	45,279

Increase (decrease) in cash and cash equivalents during the period	94,467	4,863
Cash and cash equivalents, beginning of period	14,906	11,006

Cash and cash equivalents, end of period	$109,373	$15,869

Supplemental disclosure of cash flow information:
Interest paid	$—	$32
Interest received	$36	$80
Non-cash financing activities:
Accrued offering costs	$169	$50

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated financial statements

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its wholly owned subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a clinical stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. The Company’s primary focus is anti-inflammatory product candidates targeting SHIP1 (SH2-containing inositol-5’-phosphatase 1), which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway.

Aquinox Pharmaceuticals, Inc. was originally incorporated under the name of Aquinox Pharmaceuticals (USA) Inc. on May 31, 2007 in the State of Delaware, United States. On January 27, 2014, Aquinox Pharmaceuticals (USA) Inc. changed its name to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”).

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(d) Derivative liabilities and fair value of financial instruments

The Company’s only currently outstanding derivative liability relates to the detachable warrants issued to Silicon Valley Bank (“SVB”) in relation to a loan that was repaid in March 2014 (see Note 4. Loan facility). The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations. The Company allocated the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation resulted in a discount to the initial carrying amount of the preferred stock at the date of issuance amortized over the life of the preferred stock and was recorded as “amortization of discount on preferred stock” in the consolidated statements of operations and comprehensive loss.

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

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics in disease areas of inflammation and immune-oncology. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, short-term investments and long-term investments, were $112,162 as of September 30, 2015 (December 31, 2014 – $31,099).

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

In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” The guidance issued previously in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate a material impact to the Company’s financial statements as a result of the amendments.

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $105,613 as of September 30, 2015, may never become profitable and expects to incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company will require additional capital to finance its future operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	the Company’s ability to obtain favorable results in its anticipated clinical trials for AQX-1125 in bladder pain syndrome/interstitial cystitis (BPS/IC);

•	SHIP1 has not been validated as a target and to date, no drug which specifically targets SHIP1 has been approved by any regulatory authority for the treatment of disease;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, government agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Cash	$92,980	$8,351
Cash equivalents	16,393	6,555

	$109,373	$14,906

4. Loan facility

On October 23, 2013, AQXP Canada entered into a term loan facility with SVB for up to $4,000, of which $2,500 was received on October 30, 2013. In addition to principal, interest and other related payments due to SVB, Aquinox USA and AQXP Canada issued SVB warrants to purchase 11,363 shares of Series C preferred stock and a corresponding number of Canadian special voting shares of AQXP Canada. Following the completion of the IPO, the warrants are exercisable for 11,363 shares of common stock at $10.56 per share. These warrants expire in 2023.

On March 28, 2014, AQXP Canada made a cash payment of $2,610 to fully repay the amount outstanding under the term loan facility. The repayment was accounted for as an extinguishment of debt and the loss on extinguishment of $214 along with the prepayment penalty, repayment fee and accrued interest were recorded within bank charges and financing costs.

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of September 30, 2015, total number of shares of common stock issued and outstanding was 17,211,986 (December 31, 2014 – 10,695,108). As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

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

As at September 30, 2015, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,271,756 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2014	824,604	$6.79	7.16	$789
Options granted	287,750	11.46
Options exercised	(191,878)	5.99
Options forfeited	(49,349)	9.58
Options expired	(12,170)	9.26

Outstanding at September 30, 2015	858,957	$9.72	7.80	$3,736
Exercisable at September 30, 2015	152,802	$9.29	6.37	$2,231

During the nine months ended September 30, 2015, the Company granted 257,750 stock options to employees and 30,000 stock options to directors. The stock options granted to employees during the nine months ended September 30, 2015 have exercise price per share ranging from $7.45 to $12.03 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the nine months ended September 30, 2015 have an exercise price per share of $12.03 and have vesting period of either (i) one year at equal monthly installment from the beginning of the vesting period or (ii) three years at equal annual installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the nine months ended September 30, 2015, 191,878 shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Expected volatility	NA	108%	98%	108%
Expected dividends	NA	0%	0%	0%
Expected terms (years)	NA	6.00	6.40	6.00
Risk free rate	NA	1.70%	1.48%	1.67%
Weighted average grant-date fair value of stock options	NA	$6.16	$9.02	$8.33

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $424 and $1,145 for the three and nine months ended September 30, 2015, respectively and $233 and $585 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, total unrecognized compensation cost for all stock-based compensation plans was $3,513 ( September 30, 2014 – $2,982), which is expected to be recognized over a weighted-average period of 2.76 years (September 30, 2014 – 2.87 years). No stock options were granted for the three months ended September 30, 2015.

(d) Public offering

On September 15, 2015, the Company completed an underwritten public offering of 6,325,000 shares of its common stock (inclusive of 825,000 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares) at a price to the public of $15.50 per share. The Company received gross proceeds of approximately $98.0 million before underwriting commissions and expenses of approximately $6.2 million.

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

The Company considers the Aquinox USA common stock to be their participating stock that is subordinate to all other stock or shares of the Company. These shares are used by the Company when computing its net loss per share. Under the two-class method, net loss attributable to common stockholders is determined by allocating undistributed loss between common stock and participating securities. Undistributed loss is calculated as net loss less distributed loss, accretion of liquidation preference on preferred stock, accretion of share issuance costs on preferred stock, and tax expense on preferred stock. As holders of preferred stock, holders of stock options and holders of common stock warrants do not have contractual obligations to share in the losses of the Company, the net loss attributable to common stockholders for each period is not allocated between common stock and participating securities. Accordingly, outstanding stock options and common stock warrants were excluded from the calculation of basic and diluted net loss per share as the effect would have been anti-dilutive. There were no outstanding preferred stock for the three and nine months ended September 30, 2015 and 2014. The detail of the computation of basic and diluted net loss per share is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Numerator
Net loss	$(5,035)	$(6,284)	$(16,197)	$(15,937)
Accretion for liquidation preference on preferred stock	—	—	—	(1,133)
Accretion for share issuance costs on preferred stock	—	—	—	(20)
Tax expense on preferred stock	—	—	—	(100)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	—	1,898
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	—	(439)

Total loss attributable to common stockholders	$(5,035)	$(6,284)	$(16,197)	$(15,731)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	11,841,147	10,695,042	11,096,369	7,984,052

Net loss per share attributable to common stockholders – basic and diluted	$(0.43)	$(0.59)	$(1.46)	$(1.97)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Outstanding stock options	858,957	813,358	858,957	813,358
Common stock warrants	11,363	11,363	11,363	11,363

	870,320	824,721	870,320	824,7212

7. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments are consisted of available-for-sale securities as follows:

September 30, 2015 Short-term investments:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$6,034	$2	$—	$6,036
U.S. government agency securities	2,001	1	—	2,002

	$8,035	$3	$—	$8,038

Contractual maturities:
Due within one year	$8,035			$8,038

The Company had no long-term investments consisting of available-for-sale securities on September 30, 2015.

December 31, 2014 Short-term investments:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury securities	$12,199	$—	$(5)	$12,194
U.S. government agency securities	11,996	1	—	11,997

	$24,195	$1	$(5)	$24,191

Long-term investments:
U.S. government agency securities	$2,003	$0	$—	$2,003

Contractual maturities:
Due within one year	$24,195			$24,191
Due after one year through two years	2,003			2,003

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

Period of continuous unrealized loss
	12 months or less		Greater than 12 months
December 31, 2014	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$12,194	$(5)	NA	NA

September 30, 2015	NA	NA	NA	NA

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – September 30, 2015
Short-term investments – U.S. treasury securities	$6,036	$—	$—	$6,036
Short-term investments – U.S. government agency securities	2,002	—	—	2,002
Bank loan warrant derivative liabilities	—	—	(142)	(142)

	$8,038	$—	$(142)	$7,896

BALANCES – December 31, 2014
Short-term investments – U.S. treasury securities	$12,194	$—	$—	$12,194
Short-term investments – U.S. government agency securities	11,997	—	—	11,997
Long-term investments – U.S. government agency securities	2,003	—	—	2,003
Bank loan warrant derivative liabilities	—	—	(72)	(72)

	$26,194	$—	$(72)	$26,122

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

Fair value of significant unobservable inputs (Level 3):

Three months ended September 30, 2015:	BANK LOAN WARRANT DERIVATIVE LIABILITIES
BALANCES – June 30, 2015	$66
Change in fair value of derivative liabilities	76

BALANCES – September 30, 2015	$142

Nine months ended September 30, 2015:	BANK LOAN WARRANT DERIVATIVE LIABILITIES
BALANCES – December 31, 2014	$72
Change in fair value of derivative liabilities	70

BALANCES – September 30, 2015	$142

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2015.

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

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting SHIP1 (SH2-containing inositol-5’-phosphatase 1), which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway.

Our lead product candidate, AQX-1125, is a small molecule activator of SHIP1, which is a regulating component of the PI3K cellular signaling pathway. By increasing SHIP1 activity, AQX-1125 accelerates a natural mechanism that has evolved to maintain homeostasis of the immune system and reduce immune cell activation and migration to sites of inflammation. AQX-1125 has demonstrated preliminary safety and favorable drug properties in multiple preclinical studies and clinical trials. We are currently developing AQX-1125 as an oral, once daily treatment in bladder pain syndrome/interstitial cystitis (BPS/IC). For AQX-1125, we retain full worldwide rights and hold patents with terms through at least 2024.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidates. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of September 30, 2015, we had $117.4 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2015 were $5.0 million and $16.2 million, respectively. This compared to $6.3 million and $15.9 million for the three and nine months ended September 30, 2014. As of September 30, 2015, we had an accumulated deficit of $105.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014
Research and development	$3,687	$5,323	$11,873	$11,754
General and administrative	1,230	987	3,874	2,803

Total operating expenses	$4,917	$6,310	$15,747	$14,557

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

Our main clinical activities are described as follows:

Leadership Trial

The Leadership trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with BPS/IC. BPS/IC is a chronic inflammatory bladder disease characterized by bladder pain and increased urinary urgency and/or frequency. The primary endpoint was to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

While the top line trial results announced in June 2015 demonstrated a reduction in pain for patients on AQX-1125 as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily AQX-1125 vs. placebo was a reduction of 2.4 vs. 1.3 points, respectively. The primary endpoint was based on an 11-point numeric rating scale recorded by electronic diary. Approximately 49% of patients receiving AQX-1125 demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from pre-specified secondary endpoints of the Leadership trial, such as maximum daily pain, O’Leary-Sant Symptom and Problem Index, Bladder Pain Interstitial Cystitis Symptom Score (BPIC-SS) and urinary frequency, were consistently favorable for AQX-1125. Such secondary endpoints included a statistically significant 1.3 point greater reduction over placebo on maximum daily pain at six weeks (p = 0.030) and a statistically significant 4.4 point greater reduction over placebo on the O’Leary-Sant Symptom and Problem Index at six weeks compared to placebo (p = 0.008), and we believe these results support further development in BPS/IC. As with past trial results, AQX-1125 was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between AQX-1125 and placebo. The most frequently reported adverse events were gastrointestinal disorders (32% for AQX-1125 vs. 34% for placebo).

We intend to proceed with further development of AQX-1125 in BPS/IC, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities. We intend to hold an end of Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, in the fourth quarter of 2015. Subject to input by the FDA and other regulatory authorities, including with respect to the satisfactory completion of Phase 2, we anticipate conducting two pivotal trials of AQX-1125 in BPS/IC, with the first pivotal trial commencing in 2016, and designed as a 12 week trial at multiple varying doses, with a potential open label extension. We anticipate the second pivotal trial would be at a single dose determined based on the outcome of the first pivotal trial.

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

Kinship Trial

The Kinship trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of AQX-1125 to reduce characteristic symptoms in 54 patients with mild to moderate atopic dermatitis (AD). AD is an inflammatory, relapsing and itchy skin disorder that is often chronic in nature. The Kinship trial was initiated in December 2014 and enrolled subjects at clinical research centers in Canada. On November 2, 2015, we announced that patients treated with 200 mg oral, once daily AQX-1125, compared to placebo, did not meet the primary endpoint of improvement from baseline in Total Lesion Symptom Score after 12 weeks of treatment and the results do not warrant further development for this indication. The Kinship trial demonstrated AQX-1125 to be well tolerated and adverse events were consistent with prior clinical trials. No serious adverse events were recorded during the trial.

Overall, research and development expenses for the three months ended September 30, 2015 declined to $3.7 million, compared to $5.3 million for the three months ended September 30, 2014. The decline was the result of reduced expenditures as we complete final activities related to the Leadership and Flagship trials. For the nine months ended September 30, 2015, research and development expenses totaled $11.9 million, compared to $11.8 million for the nine months ended September 30, 2014. The increase was primarily the result of activities associated with the Kinship clinical trial but partly offset by declining activities associated with the Flagship and Leadership trial. As we continue our development of AQX-1125, particularly in BPS/IC, we expect to incur progressively higher research and development expenses in the foreseeable future.

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

For the three and nine months ended September 30, 2015, general and administrative expenses totaled approximately $1.2 million and $3.9 million, respectively. This compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2014, respectively. General and administrative expense for the three months ended September 30, 2015 was higher compared to the same period in 2014 primarily due to higher personnel related costs and legal expenses. For the nine months ended September 30, 2015, the increase compared to the same period in 2014 was the result of additional costs associated with being a public company as we completed our IPO in March 2014. Prior to the IPO, we had lower costs for insurance, personnel, consultants, legal and travel.

Bank charges and financing costs

Bank charges and financing costs consist of normal course bank charges, bank loan interest and warrant discount amortization. For the three month periods ended September 30, 2015 and 2014, the bank charges and financing costs were immaterial, consisting only of normal course bank charges. For the nine month period ended September 30, 2015, bank charges and financing costs were also immaterial. This compared to $0.4 million for the nine months ended September 30, 2014 when we incurred early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million resulting from early repayment in March 2014 of a term loan with Silicon Valley Bank.

Change in fair value of derivative liabilities

Derivative liabilities are re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. There was no material change in fair value for the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. There was a $0.9 million change in fair value for the nine months ended September 30, 2014 when, in connection with our IPO, we converted all our preferred stock to common stock in accordance to the terms of our preferred stock and extinguished derivative liabilities related to our preferred stock, resulting in a decline in our derivative liabilities.

Amortization and extinguishment of remaining discount on preferred stock

No amortization or extinguishment of discount related to preferred stock occurred in the three and nine months ended September 30, 2015 and in the three months ended September 30, 2014. For the nine months ended September 30, 2014, the amortization and extinguishment of discount on preferred stock of $1.9 million was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other income (expenses)

Other income (expenses) include primarily interest income and foreign exchange gains and losses. For the three months ended September 30, 2015 and September 30, 2014, we had an immaterial amount of other expenses. Expenses for both periods were primarily the result of foreign exchange losses. For the nine months period ended September 30, 2015, we recorded $0.4 million of other expenses primarily as a result of foreign exchange losses on our foreign currency holdings as the U.S. dollar strengthened during that period. For the nine months ended September 30, 2014, the other income was immaterial.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $16.8 million of cash flows during the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $105.6 million, working capital of $114.1 million and cash, cash equivalents and short-term investments of $117.4 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Net cash (used in) provided by:
Operating activities	$(16,776)	$(10,792)
Investing activities	18,147	(29,624)
Financing activities	93,096	45,279

Increase in cash and cash equivalents	$94,467	$4,863

Net cash used in operating activities

The increase in net cash used in operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was driven by an increase in clinical development expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2015 consisted primarily of the maturity of short-term investments. The net cash used in investing activities during the nine months ended September 30, 2014 resulted from the investment of the cash proceeds received from our IPO in March 2014.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 resulted from the public offering of common shares in September 2015 for gross proceeds of $98.0 million, offset by $6.1 million of offering costs, and proceeds from the exercise of stock options of $1.1 million. For the nine months ended September 30, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO in March 2014, offset by $5.3 million of offering costs and the repayment of a bank loan with Silicon Valley Bank for $2.6 million.

Operating and Capital Expenditure Requirements

We have not achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase in the near term as we continue our development of AQX-1125 in BPS/IC, as well as other clinical and preclinical activities. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. However, we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition and cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	our planned pivotal trials of AQX-1125 in BPS/IC and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AQX-1125 or any future product candidates;

•	the cost of manufacturing AQX-1125 and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if AQX-1125 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10K for the year ended December 31, 2014. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2015.

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

In August 2015, the FASB issued ASU 2015-15 “Interest – Imputation of interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” The guidance issued previously in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015 -03, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate a material impact to the Company’s financial statements as a result of the amendments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2015, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2015, we had holdings in U.S. government securities of $24.1 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.02 million in the fair value of our investment portfolio as of September 30, 2015.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers using foreign currencies and balances held in foreign currencies such as the Canadian dollar and the Euro. For the three months ended September 30, 2015, we have an immaterial amount of foreign exchange gain. For the nine months ended September 30, 2015, we incurred foreign exchange losses of $0.4 million as a result of the strengthening of the U.S. dollar against our foreign currency portfolio. We currently do not hedge against foreign currency risk.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2014 and 2013, and for the nine months ended September 30, 2015, we reported net losses of $24.0 million, $8.7 million and $16.2 million, respectively. As of September 30, 2015, we had an accumulated deficit since inception of $105.6 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the research and development of, and potentially seek regulatory approvals for, AQX-1125 and any of our future product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If AQX-1125 or any future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that AQX-1125, or any future product candidates, may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. For example, we did not meet the primary endpoints in our Leadership, Flagship or Kinship trials. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for AQX-1125 or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•	the success or failure of clinical trials through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

Investors should not rely on our quarterly or annual results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

We are likely to require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of AQX-1125 or develop future product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. We expect to continue to incur substantial research and clinical development expenses in connection with our ongoing activities, particularly as we advance AQX-1125 or future product candidates in clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing cash, cash equivalents and short term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of AQX-1125 or future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of AQX-1125 or future product candidates.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, AQX-1125 or any future product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, this could result in dilution to our stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that include restrictive covenants limiting our ability to take important actions and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, AQX-1125 or our future product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We plan to use our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards is uncertain and could be limited.*

To the extent that our taxable income in a year exceeds any operating losses in such year, we plan to use our NOL carryforwards to offset income that would otherwise be taxable. However, our ability to use our NOL carryforwards is dependent upon our generation of future taxable income before the expiration dates of the NOL carryforwards, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOL carryforwards. In addition, under the Tax Reform Act of 1986, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative change in our ownership by certain “5-percent shareholders’ that exceeds 50 percentage points over a rolling three-year period. As a result, our use of federal NOL carryforwards could be limited by the provisions of Section 382 of the U.S. Internal Revenue Code of 1986, as amended, as a result of historical or future equity offerings and/or other changes in our stock ownership, some of which are outside our control. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow and future prospects.

The acquisition of control of AQXP Canada could result in adverse Canadian tax consequences, including limitations on AQXP Canada’s ability to use non-capital loss carryforwards and other similar tax attributes to offset taxable income for Canadian tax purposes.

We underwent a reorganization immediately prior to the closing of our initial public offering in March 2014 which resulted in AQXP Canada becoming a wholly owned subsidiary of Aquinox USA through an exchange of shares. Under the Income Tax Act (Canada), referred to herein as the Tax Act, as a result of the exchange of shares of AQXP Canada for shares of Aquinox USA, there may be limitations on AQXP Canada’s ability to use its various tax attributes following the acquisition of control. In general, an acquisition of control would result in (1) AQXP Canada losing all of its net capital loss carryforwards, if any, and (2) AQXP Canada’s non-capital loss carryforwards and other similar tax attributes only being “useable” thereafter to offset income, excluding capital gains, derived from the business operated by AQXP Canada that generated such tax attributes or a business “similar” to such business and provided the business that generated the tax attributes continues to be carried on by AQXP Canada for profit or with a reasonable expectation of profit. We expect that we will continue to carry on the business of AQXP Canada for profit or with a reasonable expectation of profit and that, accordingly, its non-capital loss carryforwards from a business and other similar tax attributes should be available to offset future income for Canadian tax purposes to the extent of income from that business or “similar” businesses, subject to expiry of such loss carryforwards from a business over time pursuant to the provisions of the Tax Act. If our use of these non-capital loss carryforwards or other similar tax attributes is restricted as a result of an acquisition of control or otherwise, our Canadian federal income tax liability may be materially increased, which could adversely affect our business, results of operations, financial condition and cash flow and future prospects.

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

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of AQX-1125 and any of our future product candidates.*

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is AQX-1125 for which we recently announced top line data for three Phase 2 clinical trials.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize AQX-1125 in a timely manner. As a result of the outcome of our Flagship and Kinship trials, we are currently not planning further development of AQX-1125 for the treatment of COPD or AD and therefore our near-term prospects are largely dependent on our ability to obtain favorable results from our anticipated clinical trials for AQX-1125 in BPS/IC. We cannot commercialize AQX-1125 or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize AQX-1125 or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of AQX-1125 or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including two well-controlled pivotal trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for the marketing of AQX-1125 or future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, AQX-1125, or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.*

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our COPD proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125 failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In addition, our Phase 2 Leadership clinical trial in BPS/IC failed to demonstrate statistically significant results in its primary endpoint and our Phase 2 Kinship clinical trial failed to demonstrate efficacy in patients with mild to moderate AD. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

We have not yet established the optimal dose for AQX-1125. There can be no guarantee that the 200 mg dose studied in our Phase 2 clinical trials will be efficacious or, if it is, whether it will be the optimal dose in future clinical trials. We believe we will need to conduct additional clinical trials to evaluate additional dose levels of AQX-1125. There cannot be any guarantee that any of these trials will be successful in determining a dose of AQX-1125 suitable for marketing approval.

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

As an organization, we have never conducted a pivotal clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

Based on the results of our Leadership trial, we intend to discuss potential pivotal trial designs for AQX-1125 in BPS/IC with the FDA and other regulatory agencies, prior to undertaking those trials alone or with a future collaborator. The FDA may not agree that Phase 2 development is complete and may recommend or require that we conduct one or more additional Phase 2 trials before conducting pivotal trials. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities and have not yet discussed our proposed regulatory approval strategy with the FDA. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

Undesirable side effects caused by AQX-1125 or our future product candidates could cause us, or regulatory authorities, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. For example, even though AQX-1125 administered orally has generally been well tolerated by patients in our earlier-stage clinical trials and patients have experienced limited adverse events, the most frequent of which were gastrointestinal disorders, in our animal toxicity studies certain side-effects, including severe ulcerations to the gastrointestinal tract of dogs and adverse effects to the ocular lens of some animals occurred. There can be no assurance that these toxicities in animals will not occur in humans. If these toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of AQX-1125 or future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of AQX-1125 or our future product candidates, if any, may be.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

•	the federal Anti-Kickback Statute, among other things, prohibits persons or entities from knowingly and willfully soliciting, offering, receiving, providing or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers;

•	the federal Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and

•	analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our internal operations and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for AQX-1125 or any future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

Our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.*

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, results of operations, financial condition and cash flows from future prospects, including the imposition of significant fines or other sanctions.

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

If AQX-1125 were approved for the treatment of BPS/IC, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now generic. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to disease targets in the field of BPS/IC, including in the specific diseases for which we are currently developing AQX-1125, or for which we may develop AQX-1125 or other SHIP1 activators in the future. Such companies include Pfizer, AbbVie, Urigen, TARIS, Allergan and Afferent.

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

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2015, we had 21 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of AQX-1125 or our future product candidates could be delayed.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers for the manufacture of AQX-1125, as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of AQX-1125 or our future product candidates or products could be delayed.*

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for AQX-1125, and another CMO for the production of AQX-1125 final product formulation in a gelatin capsule and packaging for Phase 2 clinical trials. Although we are currently working with a separate CMO to develop a bioequivalent tablet formulation of AQX-1125 for potential use in our planned future clinical trials, there can be no assurance that we will be successful in such efforts. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. We may encounter technical difficulties or delays in the transfer of AQX-1125 manufacturing on a commercial scale to additional third-party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

The USPTO has developed new and untested regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. While we cannot predict with certainty theimpact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, since January 1, 2015, our common stock’s sales price on The NASDAQ Global Market has ranged from a low of $1.38 to a high of $55.75. As of November 6, 2015, the closing price on The NASDAQ Global Market of our common stock was $14.00 per share. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, Baker Bros. Advisors LP and its affiliates, which together are our largest stockholders, beneficially owned approximately 39.6% of our common stock as of September 11, 2015. Stockholders which control the voting of a majority of our shares of common stock are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed a registration statement covering the sale of up to $150.0 million of any combination of our common stock, preferred stock, debt securities or warrants. On September 15, 2015, we closed a public offering of 6,325,000 shares of our common stock at a price to the public of $15.50 per share for gross proceeds of approximately $98.0 million before underwriting discounts and commissions and offering expenses. The amount of our common stock, preferred stock, debt securities or warrants that we may issue pursuant to the abovementioned registration statement was reduced by the amount of this offering, as this offering was conducted pursuant to such registration statement. We may conduct additional sales of securities pursuant to such registration statement, from time to time.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of your percentage ownership and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

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

Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

•	permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

•	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;

•	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

•	provide that special meetings of our stockholders may be called only by the board of directors, Chief Executive Officer or by such person or persons requested by a majority of the board of directors to call such meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. We continue to use the proceeds of this offering to conduct Phase 2 clinical trials to evaluate AQX-1125, to conduct additional toxicology studies, and large batch manufacturing and process development related to AQX-1125, to advance one or more of our next generation SHIP1 activator compounds through preclinical development, and to fund working capital, capital expenditures and other general corporate purposes which may include the acquisition or licensing of future product candidates, technologies, other assets or businesses. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of September 30, 2015, we had used approximately $22.4 million of the proceeds from our IPO.

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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: November 10, 2015	/s/ David J. Main
David J. Main
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2015	/s/ Kamran Alam
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