Form 10-K
period 2015-12-31
AQUINOX PHARMACEUTICALS, INC
filed 2016-03-14
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $45.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Market reported for such date. Excludes an aggregate of 4,193,343 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 17,211,986 shares of the registrant’s Common Stock issued and outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

AQUINOX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

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

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A – Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting the SH2-containing inositol-5’-phosphatase 1 (SHIP1) enzyme, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our product candidate, AQX-1125, is a small molecule activator of SHIP1 suitable for oral, once daily dosing. We are currently developing AQX-1125 as a treatment in interstitial cystitis/bladder pain syndrome (IC/BPS), a chronic inflammatory disease of the bladder. For AQX-1125, we retain full worldwide rights and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

IC/BPS is a chronic inflammatory bladder disease characterized by pelvic pain and increased urinary urgency and/or frequency. For many sufferers, these symptoms are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities. While the cause of the disease remains largely unknown, erosion of the bladder lining is thought to be a significant contributor. IC/BPS is estimated to affect between 5 and 12 million people in the United States although the reported diagnostic rate is lower. IC/BPS is diagnosed more frequently in women but epidemiologic estimates suggest men may be equally affected. Most IC/BPS patients continue to suffer this debilitating condition, despite treatment with existing therapies, many unapproved for this indication, as these treatments have been reported to be of limited benefit. We believe new and innovative therapies that target the underlying disease in order to reduce the chronic pain and urinary symptoms are needed.

In 2015, we completed and reported results from our Leadership trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with IC/BPS. The primary endpoint was to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary (e-diary). Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. A total of 69 subjects were enrolled. We intend to proceed with further development of AQX-1125 in IC/BPS, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities. Subject to input by the FDA and other regulatory authorities we anticipate conducting two Phase 3 clinical trials of AQX-1125 in IC/BPS, with the first trial commencing in 2016, and designed as a three-arm, randomized, double-blind, placebo- controlled Phase 3 clinical trial, with 12 weeks dosing followed by an open label extension, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 trial will be informed, in part, by the first trial upon receipt of top-line results once every patient has received 12 weeks of treatment.

AQX-1125 is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of AQX-1125. These trials have demonstrated a good tolerability profile, with over 200 subjects receiving AQX-1125 in two Phase 2 trials for periods of 12 weeks. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans. Our longer-term strategy is to broaden our development activities for AQX-1125 and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer.

We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate lead compounds that target SHIP1. These compounds have both similar and distinct properties from AQX-1125. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds.

Recent Developments

In January 2016, we announced the receipt of official minutes from the December 8, 2015 meeting with the Division of Bone, Reproductive and Urologic Products of the FDA and provided an update on plans for development of AQX-1125 for the treatment of patients with IC/BPS. Discussed at the meeting were guidance and recommendations regarding proposed pivotal trial designs with AQX-1125 for IC/BPS, as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration.

In January 2016, we also announced we had completed a clinical trial demonstrating bioequivalence between AQX-1125 capsules and tablets. All future clinical development will utilize AQX-1125 tablets.

In November 2015, we announced results from the Phase 2 Kinship trial with AQX-1125 in patients with mild to moderate atopic dermatitis that failed to demonstrate efficacy compared to placebo. Therefore, at this time, we are no longer pursuing atopic dermatitis as a potential disease indication for treatment with AQX-1125.

In September 2015, we completed a public offering of 6,325,000 shares of common stock at a price to the public of $15.50 per share for gross proceeds from the offering of $98.0 million before underwriting commissions and expenses of approximately $6.2 million.

In August 2015, we announced results from secondary endpoints from the Phase 2 Leadership clinical trial with AQX-1125 in patients with IC/BPS. These results supported the evidence of pain reduction observed in the primary endpoint of average daily pain with statistically significant improvements in maximum daily pain as well as statistically significant improvements on several scales measuring combined pain and urinary symptoms.

In July 2015, we announced results from the Phase 2 Flagship trial with AQX-1125 in patients with chronic obstructive pulmonary disease (COPD) with frequent exacerbations. The results failed to demonstrate efficacy compared to placebo. Therefore, at this time, we are no longer pursuing COPD as a potential disease indication for treatment with AQX-1125.

In June 2015, we announced top-line results from the Phase 2 Leadership randomized clinical trial investigating the therapeutic potential of AQX-1125 in treating pain in IC/BPS that missed statistical significance (p = 0.06), but did demonstrate a positive trend on the primary endpoint of a reduction in average daily pain with AQX-1125 compared to placebo.

SHIP1 and the PI3K Pathway

Role and Regulation of the PI3K Pathway

The PI3K pathway is a cellular signaling pathway that has been linked to a diverse group of cellular functions and biological processes such as cell activation and migration, which are related to inflammation, and cell growth, proliferation and survival, which are related to cancer. As a result, the PI3K pathway is heavily researched by the academic community as well as by pharmaceutical and biotechnology companies in the areas of immune disorders and oncology.

In the PI3K pathway, the key messenger molecule is phosphatidylinositiol-3,4,5-trisphosphate, or PIP3, which initiates the signaling pathway. In cells derived from bone marrow tissues (e.g. immune cells), key enzymes that control levels of PIP3 are the PI3 kinase, or PI3K, and the phosphatases, phosphatase and tensin homolog, or PTEN, and SH2-containing inositol-5’-phosphatase 1, or SHIP1. PI3K generates PIP3, thus initiating the signaling pathway. This signaling is reduced by degradation of PIP3 by PTEN and SHIP1. PTEN is generally considered to be constantly working in the pathway to control basal activity, whereas SHIP1 is engaged when the cell is stimulated. In preclinical studies, PTEN has been shown to suppress cancer by controlling cell proliferation, whereas SHIP1, has been demonstrated to control inflammation by reducing cell migration and activation.

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

SHIP1 as a Drug Target

Inflammation can be reduced by activation of SHIP1, taking advantage of the natural modulation of the PI3K pathway. When activated, SHIP1 redirects signaling in immune cells to reduce their activation and migration, thereby reducing inflammation while still allowing these cells to maintain cell growth and survival. Our scientific founders, based at the University of British Columbia, were the first to discover SHIP1 and show that small molecules could activate it, thereby making it a potential target for a new class of anti-inflammatory drugs. Additionally, other academic scientists have shown that certain immune cell cancers have suppressed levels of SHIP1, making such cancers also potential targets for SHIP1 activators.

SHIP1 is predominantly present in immune cells. Therefore, SHIP1 activators target immune cells to cause an anti-inflammatory effect while minimizing effects in other tissues. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans.

Our approach also targets a unique activation site in SHIP1 called the C2 binding domain. We have demonstrated that targeting the C2 binding domain does not significantly activate or inhibit other enzymes, imparting target selectivity and further limiting potential off-target toxicities. Historically, phosphatases such as SHIP1 have been found to be poor drug targets based upon efforts to develop inhibitors of these enzymes, since the binding sites for inhibitors are similar across the family of phosphatases, resulting in poor selectivity and leading to undesired off-target toxicities. The unique activation site of SHIP1 enables the development of selective activators of this important phosphatase as a drug target.

AQX-1125

AQX-1125 is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of AQX-1125. Importantly, our Phase 2a and six-week Leadership clinical trial results were consistent with the pharmaceutical properties and anti-inflammatory activities demonstrated in our preclinical studies, where AQX-1125 was administered once daily. We intend to proceed with further development of AQX-1125 in IC/BPS. For AQX-1125, we retain full worldwide rights and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

AQX-1125 has Desirable Pharmaceutical Properties

In addition to demonstrating strong in vitro and in vivo activity, AQX-1125 was also selected as a lead candidate based on its many desirable pharmaceutical properties. It is highly water-soluble and does not require complex formulation for oral administration. AQX-1125 has low plasma protein binding, is not appreciably metabolized and is excreted primarily as parent compound in both urine and feces. In humans, AQX-1125 has shown pharmacokinetic properties suitable for once-a-day oral dosing. In addition, the absorption of the drug candidate is equivalent whether taken with or without food. We have recently completed a clinical trial demonstrating bioequivalence between AQX-1125 capsules and tablets. All future clinical development will utilize AQX-1125 tablets.

AQX-1125 Safety Profile

To date, safety data have been obtained from 385 subjects from our seven completed clinical trials who have been exposed to doses of AQX-1125 ranging from 17 mg to 542 mg for up to 12 weeks. The most frequent dose-related adverse events that increased with increasing dose were gastrointestinal events, which were generally mild, intermittent and resolved without treatment or long-term effects. Frequency of gastrointestinal adverse events decreased with lower dose and with reduced fasting time, consistent with the adverse events being associated with irritation of the gastrointestinal lining from the rapid dissolution and absorption of AQX-1125.

Recently completed Phase 2 trials have demonstrated AQX-1125 to be well tolerated at a dose of 200 mg once daily for 6 or 12 weeks in over 200 patients. In all three completed Phase 2 trials utilizing 200 mg once daily, adverse event rates have been similar to placebo, with the most common being mild to moderate gastrointestinal events. The adverse events noted for AQX-1125 have been consistent across all trials completed to date.

Interstitial Cystitis/Bladder Pain Syndrome

IC/BPS is a chronic urinary bladder disease characterized by erosion of the interior bladder lining and chronic inflammation of the bladder wall, pelvic pain and increased urinary urgency and/or frequency. Stress or a change in diet has been known to trigger IC/BPS symptoms. IC/BPS affects men and women of all ages. IC/BPS currently affects an estimated 5-12 million people in the United States and is accepted to be one of the most challenging urological conditions without effective therapy.

Chronic inflammation within the bladder wall can lead to damage and fibrotic changes in the bladder. There have been several studies linking allergic sensitivity to worsening IC/BPS symptoms. Furthermore, the inflammation leads to the release of mediators that irritate and trigger surrounding nerve tissue and causes radiating pain. For many IC/BPS sufferers, their symptoms of constant pain and urinary frequency are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities.

The diagnosis of IC/BPS is often challenging and is based on exclusion of other diseases, including bladder cancer, kidney stones, vaginitis, endometriosis, sexually transmitted diseases and prostate infections. Currently,

IC/BPS is more commonly diagnosed in women than men. Sometimes patients have to see a number of doctors and specialists over a period of several years to obtain a correct diagnosis. The reported diagnosis for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS.

IC/BPS Current Therapies

There is no known cure for IC/BPS, although a number of therapies have been reported to relieve symptoms. The only FDA approved oral therapy is an agent, pentosan polysulfate sodium (PPS) (Elmiron), first approved in 1996, which may help to temporarily restore the bladder lining but can take up to six months before any benefit is noted. Recent placebo controlled studies of PPS however have failed to demonstrate benefit. Other oral therapies include antihistamines, low dose antidepressants to block neurogenic pain and analgesics. Most IC/BPS patients continue to suffer this debilitating condition, despite treatment with existing therapies.

In addition to oral therapies, direct instillation of drugs into the bladder via catheter (intravesical therapy) has been shown to provide temporary relief of symptoms. Dimethylsulfoxide (DMSO; RIMSO-50) is the only drug approved by the FDA for bladder instillation for IC/BPS. It offers anti-inflammatory, muscle relaxant and analgesic effects. DMSO is used alone or in combination with heparin, corticosteroids, bicarbonate and a local anesthetic (lidocaine) for intravesical administration.

Corticosteroids have also been reported to work via transurethral injection into the bladder wall or instillation into the bladder. Prolonged use of corticosteroids by IC/BPS patients is associated with bladder wall scarring. The American Urological Association guidelines for IC/BPS specifically state that corticosteroids are not recommended and should be avoided for chronic treatment of IC/BPS. Nonetheless, there is supporting evidence that achieving sufficient concentration of an anti-inflammatory compound in the bladder can reduce the pain and urinary symptoms associated with IC/BPS.

Instillation therapies are invasive and inconvenient, and oral therapies can offer significant potential advantages for IC/BPS patients. However, despite precedents for IC/BPS anti-inflammatory therapies, there are no satisfactory oral therapies currently available. We believe there is a significant medical need for new and innovative treatments that target the underlying inflammatory disease process.

The Leadership Phase 2 Trial: AQX-1125 in IC/BPS patients

During 2015 we completed and reported results from our Leadership trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain in female patients with IC/BPS. Primary and secondary endpoint results were announced on June 25, 2015 and August 6, 2015, respectively. The primary endpoint was to measure the difference in the change from baseline in the average daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

While the top line trial results announced on June 25, 2015 demonstrated a reduction in pain for patients on AQX-1125 as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily AQX-1125 vs. placebo was a reduction of 2.4 vs. 1.4 points, respectively. Approximately 49% of patients receiving AQX-1125 demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from secondary endpoints of the Leadership trial announced on August 6, 2015 and in subsequent disclosures, such as maximum daily pain, O’Leary-Sant symptom and problem indexes (both individually and combined), bladder pain interstitial cystitis symptom score (BPIC-SS) and urinary frequency, were all statistically significant in consistently favoring AQX-1125, compared to placebo. We believe both the primary and secondary endpoint results support further development in IC/BPS. As with past trial results, AQX-1125 was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between AQX-1125 200 mg once daily and placebo. The most frequently reported adverse events were gastrointestinal disorders.

Phase 3 Clinical Trials with AQX-1125 in IC/BPS Patients

We intend to proceed with further development of AQX-1125 in IC/BPS, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities. Subject to input by the FDA and other regulatory authorities, we anticipate conducting two Phase 3 trials of AQX-1125 in IC/BPS, with the first Phase 3 trial commencing in 2016, and designed as a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by open label extensions of either 14 or 40 weeks, to assess the efficacy and long term safety of AQX-1125 in both male and female IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 trial will be informed, in part, by the first trial upon receipt of top-line results once every patient has received 12 weeks of treatment.

Expanded Clinical Indications for AQX-1125

We have demonstrated preclinical efficacy with AQX-1125 in a broad range of relevant inflammatory and fibrotic models of inflammation. Our preclinical studies and Phase 2 trial have demonstrated high levels of unmetabolized AQX-1125 in the bladder. This biodistribution of the drug during elimination may have contributed to the observed activity in IC/BPS patients and may suggest potential application in other urinary disorders. Preclinical data suggested high rates of elimination via the bowel which may represent another target tissue for future consideration. In addition to the relevance of SHIP1 as a target, and the properties of AQX-1125, each disease and patient population must also be considered based on its relative unmet medical need, market opportunity, the competitive environment and feasibility of clinical/regulatory pathway. We believe that there are multiple value creating opportunities in further expanding the clinical indications for which AQX-1125 is being evaluated.

Next Generation SHIP1 Activators

Our Discovery Platform

We believe our discovery platform enables us to discover new drug candidates that are SHIP1 activators to modulate activated immune cells while minimizing their toxicity to normal cells. Our discovery platform includes:

•	a novel in vitro, high throughput assay to screen SHIP1 activators;

•	a patented approach to screening drugs against the C2 binding domain;

•	the use of a “SHIP1 knockout mouse” to produce cells for in vitro experiments or for in vivo studies to determine the selectivity and specificity of our compounds; and

•	an extensive library of chemical compounds that are known to be SHIP1 activators.

Our discovery effort was initially applied to the screening of a natural product library of compounds to identify potential SHIP1 activators, which were covered by an exclusive license from the University of British Columbia. We chemically modified these initial compounds to improve their activity and pharmaceutical properties, which resulted in several classes of SHIP1 activator compounds being developed. From these compound classes, we developed a key understanding of the chemical characteristics of SHIP1 activators. With this understanding of what compound structure was required to activate SHIP1, we identified additional compound classes through in silico screening of other libraries of interest. We acquired one proprietary compound library of interest from Biolipox AB, with all patents transferred to us without any future royalty obligations. We screened compounds from this acquired library and confirmed that it contained SHIP1 activators, including a compound that was the basis for AQX-1125.

We have several next generation product candidates in preclinical development that are also SHIP1 activators and we intend to advance these through additional preclinical evaluation. We believe there are anti-inflammatory diseases and oncologic diseases that would be better addressed by next generation SHIP1 activators that have different properties from AQX-1125 such as having higher potency, concentrating in different tissues, having a different duration of action or being more suitable for different routes of administration.

With respect to the role of SHIP1 activators in the treatment of cancer, academic scientists have shown that in certain immune cell cancers the suppressed activity of SHIP1 could play a central role in the deregulation of PI3K pathway and tumor growth. Restoration of the SHIP1 activity by activators may make immune cell cancers more susceptible to chemotherapy. In addition, there is evidence that activating SHIP1 can reduce the chronic inflammation surrounding solid tumors, making these tumors more susceptible to chemotherapy. The treatment of cancer by modulating the PI3K pathway via SHIP1 offers a potentially promising new approach to improve the treatment of either immune cell cancers or solid tumors. We believe next generation product candidates in the treatment of inflammation and cancer offer significant market potential.

Strategy

We intend to maintain and strengthen our leadership position in the development of small molecule drugs that target SHIP1. We intend to participate in the potential commercialization of AQX-1125 and other potential drug candidates that we develop with plans to build a targeted commercial infrastructure focusing on specialist physicians for the United States and Canada. For territories outside of the United States and Canada and to target primary care physicians globally, for which our potential drug candidates may have a market, it is our intention to identify a strategic partner to fully optimize the commercial potential of AQX-1125 and other potential drug candidates that we may develop. We have a management team with broad-based experience and expertise that span drug discovery through Phase 3 trials and regulatory filings. We intend to add additional members to our management team to strengthen our overall expertise. The key components of our strategy are to:

•	Focus on successfully developing AQX-1125 for IC/BPS. Our principal focus is on advancing AQX-1125 into Phase 3 trials including the submission of a clinical trial protocol to the FDA in the second quarter of 2016 and the prospective initiation of one Phase 3 clinical trial in the latter half of 2016.

•	Complete supporting activities required by the FDA and other regulatory agencies. We will undertake additional work necessary for regulatory approval. Some of these activities are already underway and others will be undertaken in the future. These supportive activities are related to manufacturing, toxicology and additional clinical development.

•	Examine requirements and rationale for additional clinical trials with AQX-1125. In part to ensure safety database requirements mandated by the FDA are met and also to potentially explore the breadth of therapeutic potential of AQX-1125, we will consider undertaking additional clinical trials with AQX-1125.

•	Advance our next generation compounds in indications not covered by AQX-1125. We believe there are anti-inflammatory diseases that would be better addressed by our next generation SHIP1 activators that have different properties from AQX-1125 such as concentrating in different tissues, having a different duration of action or being more suitable for different routes of administration. We already have a significant library of candidate compounds and will advance these through additional preclinical evaluation. We also intend to explore the role of SHIP1 activators in the treatment of cancer. Each of these applications offers significant market potential.

•

Evaluate on a selective basis strategic partnerships to maximize the commercial potential of AQX-1125 and actively pursue partnerships for our next generation and other non-core assets. From a commercialization strategy perspective, we have intentionally maintained full commercial rights to our product candidates to date. A decision on partnering will be made at the time when our available data supports a well-defined path to approval and market, as this timing will enable us to capture maximum value from our product candidates. We intend to explore a variety of alternatives for the potential commercialization of AQX-1125 on a global basis, including direct commercialization, co-

promotion or selective territorial out-licensing of rights to a third party. It is our intention to participate in the potential commercialization of AQX-1125 in the United States and Canada and to seek a strategic partner for other territories. By retaining worldwide rights to AQX-1125 through early development we have maintained flexibility for any future commercialization of AQX-1125. We intend to pursue a similar strategy for our next generation product candidates, except for those that require expertise outside our core-areas or require resources beyond those available to us. For non-core assets, as we advance our next generation product candidates, we intend to seek early partnerships to defray the cost, risk and infrastructure requirements in order to further their commercial development.

•	Evaluate and consider obtaining rights to complementary products and technologies. Beyond our intention to participate in the potential commercialization of AQX-1125 in the United States and Canada, we will evaluate and consider licensing or acquiring commercial or development stage products and technologies in an opportunistic manner that would strategically fit with our potential future commercial organization.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of product candidates, particularly AQX-1125. We incurred research and development expenses of $15.8 million, $18.1 million and $7.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance AQX-1125 and our future product candidates.

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

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted, or the patent held invalid after issuance. Consequently, we may not be able to obtain or maintain adequate patent protection for AQX-1125 or any of our future product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see the section of this Annual Report captioned “Risk Factors – Risks Related to Intellectual Property.”

Our patent estate on a worldwide basis includes approximately 29 issued patents and approximately 52 pending patent applications that we are actively prosecuting and/or maintaining. These figures include patents and patent applications to which we hold exclusive commercial rights under our licenses from third parties. Our solely owned issued patents include five U.S. patents and 12 foreign patents and our solely owned patent applications include five U.S. application and 46 foreign patent applications.

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

While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information or otherwise gain access to, or disclose, our trade secrets. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see the section of this Annual Report captioned “Risk Factors – Risks Related to Intellectual Property.”

Contractual Obligations Related to Intellectual Property

On August 19, 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected AQX-1125. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 by way of issuance of 19,762 shares of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. The terms of the agreement also require a one-time CAD $3 million milestone payment upon the commitment of financial resources by the Board of Directors of AQXP Canada to advance AQX-1125 into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of AQX-1125) in each of the United States, Europe and Japan.

AQXP Canada entered into an exclusive license agreement with the University of British Columbia, or UBC, in June 2006, for certain patent rights and technology relating to small molecule compounds and pharmaceutical compositions as modulators of SHIP1 activity. This agreement was amended and restated in June 2007, and subsequently amended in October 2006, June 2007, September 2008 and April 2010. This agreement will expire on the expiry of the last issued patent covering the licensed technology. The agreement will terminate automatically upon our insolvency or may be terminated by either party for material breach by the other party. The terms of the agreement required AQXP Canada to pay an initial license fee of CAD $50,000, all of which was paid by the issuance of 100,000 common exchangeable shares of AQXP Canada. We do not currently have any product candidates under development that are covered by the agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the UBC technology in the future, we will be required to pay certain development and regulatory milestones up to an aggregate of CAD $2.2 million for the first drug product developed under the license and up to CAD $1.5 million for each subsequent drug product, which may be paid in cash or by issue of our shares. We must also pay UBC low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents and a percentage of sublicensing revenue ranging from the low single digits to the mid double digits based on the stage of development at which such sublicense is granted. We are also required to reimburse costs incurred by UBC related to the prosecution and maintenance of the licensed patents, and to pay an annual license maintenance fee in the amount of CAD $1,000.

In May 2005, AQXP Canada entered into an assignment agreement, which was subsequently amended in December 2005 and March 2006, with the British Columbia Cancer Agency (“BCCA”) and StemCell Technologies, Inc. (“STI”), for the assignment to AQXP Canada of the 2002 exclusive license agreement between BCCA and STI to certain patents relating to technology relating to SHIP1. The license agreement between AQXP Canada and BCCA was amended and restated on August 9, 2006 and on June 8, 2007. This agreement has subsequently been amended in June 2008 to revise the schedule of the technology licensed under this agreement, and further amended in February 2013. Pursuant to this agreement, as amended, BCCA has granted us an exclusive worldwide license to certain of its intellectual property relating to core SHIP1 technology, and screening of compounds for activity using SHIP1, including the C2 binding domain. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The terms of the assignment agreement among STI, BCCA and AQXP Canada required AQXP Canada to pay an assignment license fee of CAD $150,000 paid in stages beginning May 2005 and ending March 2006. We do not currently have any product candidates under development that are covered by the BCCA license agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the BCCA technology in the future, we will be required to pay BCCA low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents, and if we sublicense any rights to the technology, a low double digit percentage of sublicensing revenue. We are also required to reimburse BCCA’s patent costs incurred in relation to the licensed technology, and pay an annual maintenance fee in the amount of CAD $5,000. Our license with BCCA will terminate automatically upon our insolvency, and may be terminated by either party for material breach by the other party.

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

Few treatments exist for IC/BPS and bladder instillations remain the mainstay therapy for symptomatic relief of IC/BPS with intravesical administration of analgesics, DMSO, sodium hyaluronate, heparin and cocktails of the same being typical. There are no oral anti-inflammatories approved by the FDA for the treatment of IC/BPS; however, the leading oral therapy approved by the FDA is Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron. We are aware of several other companies developing competing therapies that are in various stages of development for the treatment of IC/BPS. Companies competing in this space include AbbVie (Humira), Pfizer (tanezumab), Astellas (ASP3652), Urigen (URG101), Allergan (LiRIS), Lipella (LP-08), UroGen (BotuGel) and Afferent (AF219).

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

AQX-1125 is a small molecule capable of being manufactured in reliable, reproducible, and scalable synthetic processes from readily available starting materials. A bioequivalence study was completed in 2015 demonstrating no difference between AQX-1125 capsules and tablets and we have selected tablets as our preferred dosage form going forward due to favorable manufacturing and related considerations. We believe the chemistry used to manufacture AQX-1125 is amenable to scale up and does not require unusual equipment in the manufacturing process. One of our CMOs is currently manufacturing active pharmaceutical ingredient (API) on multi-kilogram scale, for use in preclinical and clinical development of AQX-1125. A second CMO produces AQX-1125 final drug product for use in our ongoing clinical trials. We believe that the manufacturing processes for AQX-1125 API and final drug product have been developed to adequately support current development. For future development and commercial demands, additional CMO activities will be required for API process development, API manufacturing validation, and final drug product formulation. We believe that our existing suppliers of AQX-1125 API and drug products would be capable of providing sufficient quantities of the AQX-1125 API and drug products to meet anticipated commercial demands.

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

Commercial Operations

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States and Canada, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that AQX-1125 will be approved.

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

Clinical Trials

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are generally described as follows:

•	Phase 1 – Phase 1 includes the initial introduction of an investigational drug into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These trials are designed to evaluate the safety, metabolism, pharmacokinetics and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials.

•	Phase 2 – Phase 2 includes the controlled clinical trials conducted to evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

•	Phase 3 – Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

In most cases, the NDA must be accompanied by a substantial user fee; there may be some instances in which the user fee is waived. The FDA will initially review the NDA for completeness before it accepts the NDA for filing. The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. After the NDA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten to 12 months of submission. The FDA can extend this review by three months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA does not always achieve its performance goal and its review of NDAs can take significantly longer. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. FDA’s approval of a product may be significantly limited to specific disease and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses – that is, uses not approved by the FDA and therefore not described in the drug’s labeling – because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (DOJ), or the Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

Post-Approval Regulations

After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved NDA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long term stability of the drug or biological product. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to additional regulation and oversight under other healthcare laws by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These laws include the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor from federal Anti-Kickback Statute liability. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, further strengthened these laws by amending the intent standard under the federal Anti-Kickback Statute and the criminal health care fraud statutes (discussed below) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care

Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

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

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain HIPAA standards directly applicable to business associates – independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members.

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

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicaid and Medicare, injunctions, as well as reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

The Affordable Care Act also establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB is mandated to propose changes in Medicare payments if it determines that the rate of growth of Medicare expenditures exceeds target growth rates. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for pharmaceutical products. A proposal made by the IPAB is required to be implemented by CMS unless Congress adopts a proposal with savings greater than those proposed by the IPAB. However, in 2014 the Congress partially defunded the IPAB and the IPAB has yet to be empaneled, and thus it remains unclear if and when the IPAB will be implemented. Since its enactment there have been other judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Employees

As of December 31, 2015, we had 24 employees, of whom five hold Ph.D. degrees or M.D. degrees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

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

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2015, 2014 and 2013, we reported a net loss of $21.9 million, $24.0 million and $8.7 million, respectively. As of December 31, 2015, we had an accumulated deficit since inception of $111.3 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. We expect research and clinical development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AQX-1125 or future product candidates in clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of AQX-1125 or future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of AQX-1125 or future product candidates.

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

Until we can generate substantial revenue from product sales, if ever, we expect to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities that could result in dilution to our stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that include restrictive covenants limiting our ability to take important actions and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, AQX-1125 or our future product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Fluctuations in foreign currency exchange rates could result in changes in our reported financial results.

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

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is AQX-1125, which has recently completed three Phase 2 clinical trials.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize AQX-1125 in a timely manner. As a result of the outcome of our Flagship and Kinship trials, we are currently not planning further development of AQX-1125 for the treatment of COPD or atopic dermatitis and therefore our near-term prospects are largely dependent on our ability to obtain favorable results from our anticipated clinical trials for AQX-1125 in IC/BPS. We cannot commercialize AQX-1125 or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize AQX-1125 or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for a New Drug Application typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of AQX-1125 or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of AQX-1125 or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, AQX-1125, which has completed three Phase 2 clinical trials, or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our COPD proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125 failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In addition, our Phase 2 Leadership clinical trial in IC/BPS failed to demonstrate statistically significant results in its primary endpoint and our Phase 2 Kinship clinical trial failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

We have not yet established the optimal dose for AQX-1125. There can be no guarantee that the 200 mg dose studied in our Phase 2 clinical trial will be efficacious or, if it is, whether it will be the optimal dose to continue development with. We believe we may need to conduct additional clinical trials to evaluate additional dose levels of AQX-1125. There cannot be any guarantee that any of these trials will be successful in determining a dose of AQX-1125 suitable for marketing approval.

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

Based on the results of our Leadership trial, we have discussed with the FDA guidance and recommendations regarding proposed pivotal trial designs with AQX-1125 for IC/BPS as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

We have had limited interactions with the FDA. The FDA may not agree that our completed clinical trials provide adequate data on the safety or efficacy of AQX-1125 to permit us to proceed to Phase 3 clinical trials. We plan to seek FDA comment on our first proposed Phase 3 clinical trial protocol, and any comments or questions the FDA may have could lead to a delay in trial initiation. Approval by comparable foreign regulatory authorities does not ensure approval by the FDA and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our products in any market.

We have conducted, and may in the future conduct, clinical trials for AQX-1125 or any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

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

Undesirable side effects caused by AQX-1125 or our future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. AQX-1125 administered orally has generally been well tolerated by patients in our clinical trials with limited adverse events, the most frequent of which were gastrointestinal disorders. However, in our animal toxicity studies certain side-effects, including severe ulcerations to the gastrointestinal tract of dogs and adverse effects to the ocular lens of some animals occurred. There can be no assurance that these toxicities in animals will not occur in humans. If these toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of AQX-1125 or future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

In the United States in recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. CMS, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in establishing their own coverage polices and reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Furthermore, since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to it in the future. While the full effect of the Affordable Care Act, and any of its implementing regulations, is unclear, the Affordable Care Act has the potential to: substantially change healthcare financing and delivery by both governmental and private insurers; continue the pressure on pharmaceutical pricing, especially under the Medicare program; and increase our regulatory burdens and operating costs.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of AQX-1125 or our future product candidates, if any, may be.

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

Even if we obtain regulatory approval for AQX-1125 or any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. In addition, the reported diagnosis for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS, which could limit our commercial opportunities for that indication. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

•	the federal Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers;

•	the federal Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and

•	analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our internal operations and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, as well as contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal and state laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state data privacy and security, fraud and abuse and other healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, results of operations, financial condition and cash flows from future prospects, including the imposition of significant fines or other sanctions.

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

If AQX-1125 were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now generic. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to IC/BPS, or for other diseases which we may develop AQX-1125 or other SHIP1 activators for in the future. Such companies include Pfizer, AbbVie, Urigen, TARIS, Allergan, Galderma and Afferent.

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

As of December 31, 2015, we had 24 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of our executive officers. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Many of the other pharmaceutical companies that we compete with for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. Further, we do not maintain “key person” insurance for any of our executives or other employees. Our failure to retain key personnel could impede the achievement of our research, development and commercialization objectives.

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

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with AQX-1125 or our future product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

•	issue stock that would dilute our stockholders’ percentage of ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of AQX-1125 or our future product candidates could be delayed.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for AQX-1125, and another CMO for the production of AQX-1125 final product formulation and packaging for clinical trials. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. We may encounter technical difficulties or delays in the transfer of AQX-1125 manufacturing on a commercial scale to additional third-party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

The USPTO has developed new and untested regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. While we cannot predict with certainty the impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2015, our common stock’s sales price on The NASDAQ Global Market has ranged from a low of $1.38 to a high of $55.75. As of March 10, 2016, the closing price on The NASDAQ Global Market of our common stock was $8.08. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, Baker Bros. Advisors LP and its affiliates, which together are our largest stockholders, beneficially owned approximately 41.5% of our common stock as of January 20, 2016. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are now required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the implementation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of certain shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $200.0 million and $52.0 million (remaining following the sale of $98.0 million of common stock in September 2015) of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our stockholders. New investors could also gain rights, preferences and privileges senior to those of holders of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 450-887 Great Northern Way, Vancouver, B.C., Canada, V5T 4T5, where we lease approximately 5,200 square feet of office space pursuant to a lease agreement that expires on March 31, 2016. This facility houses our research, clinical, regulatory, commercial and administrative personnel. On February 5, 2016, we signed a lease agreement to renew and expand the office space to approximately 10,946 square feet which is effective November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026.

On January 1, 2016, we entered into a lease agreement for approximately 3,520 square feet of office space in San Bruno, CA, that expires on December 31, 2018, with the option to extend the lease to December 31, 2021.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The NASDAQ Global Market under the symbol “AQXP.” As of March 10, 2016, there were 17,211,986 shares of our common stock outstanding, which were held by approximately 11 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. As of March 10, 2016, the closing price of our common stock as reported on The NASDAQ Global Market was $8.08 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	High	Low
2014
First Quarter (beginning March 7, 2014)	$14.35	$11.26
Second Quarter	13.35	8.26
Third Quarter	9.29	6.22
Fourth Quarter	8.60	5.50

2015
First Quarter	$12.28	$7.13
Second Quarter	8.93	6.55
Third Quarter	55.75	1.38
Fourth Quarter	16.75	10.63

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Stock Performance Graph

Our common stock began trading on The NASDAQ Global Market on March 7, 2014. The graph and table below shows the cumulative total return to our stockholders during the period from March 7, 2014 through December 31, 2015 in comparison to the cumulative return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on March 7, 2014 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

For the period March 7, 2014 to December 31, 2015
Aquinox Pharmaceuticals, Inc.	$104.44
NASDAQ Composite Index	$115.48
NASDAQ Biotechnology Index	$114.51

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. There was no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of December 31, 2015, we had used approximately $27.9 million of the proceeds from our IPO.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements as of December 31, 2015 and 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated and Combined Statements of Operations data for the year ended December 31, 2012 and Consolidated and Combined Balance Sheet data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements and related notes prepared in accordance with U.S. GAAP which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Consolidated and Combined Statement of Operations Data (In thousands of U.S. dollars, except per share and share amounts)
	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating expenses:
Research and development	$15,799	$18,079	$7,599	$6,045
General and administrative	5,541	4,296	1,777	1,636

Total operating expenses	$21,340	$22,375	$9,376	$7,681

Net loss	$(21,860)	$(24,027)	$(8,729)	$(7,714)

Total loss attributable to common stockholders	$(21,860)	$(23,821)	$(14,941)	$(12,138)

Net loss per common stock—basic and diluted	$(1.73)	$(2.75)	$(49.52)	$(40.23)

Basic and diluted weighted average common stock outstanding	12,637,839	8,667,387	301,745	301,745

Consolidated and Combined Balance Sheet Data (1) (In thousands of U.S. dollars)
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Cash, cash equivalents and short-term investments	$74,482	$39,097	$13,827	$2,001
Working capital	70,004	34,098	12,676	1,679
Total assets	113,343	41,422	15,649	2,341
Total liabilities	4,923	5,275	7,484	1,468
Redemption option on preferred stock	—	—	800	—
Accrued tax payable on preferred stock	—	—	1,797	1,059
Bank loan	—	—	2,286	—
Redeemable convertible preferred stock	—	—	73,859	51,975
Total stockholders’ equity (deficit)	108,420	36,147	(65,694)	(51,101)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	113,343	41,422	15,649	2,342

(1)	The 2015 Consolidated and Combined Balance Sheet Data reflect $91.8 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2015.

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with our financial statements and related notes included elsewhere in this report. We believe that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (In thousands of U.S. dollars except per share information)
	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2015
Total operating expenses	$6,039	$4,792	$4,917	$5,592
Net loss	$(6,412)	$(4,750)	$(5,035)	$(5,663)
Net loss attributable to common stockholders	$(6,412)	$(4,750)	$(5,035)	$(5,663)
Net loss per common stock – basic and diluted	$(0.60)	$(0.44)	$(0.43)	$(0.33)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2014
Total operating expenses	$2,615	$5,632	$6,310	$7,818
Net loss	$(4,228)	$(5,424)	$(6,284)	$(8,091)
Net loss attributable to common stockholders	$(4,022)	$(5,424)	$(6,284)	$(8,091)
Net loss per common stock – basic and diluted	$(1.28)	$(0.51)	$(0.59)	$(0.76)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A – Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting the SH2-containing inositol-5’-phosphatase 1 (SHIP1) enzyme, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our product candidate, AQX-1125, is a small molecule activator of SHIP1 suitable for oral, once daily dosing. We are currently developing AQX-1125 as treatment in interstitial cystitis/bladder pain syndrome (IC/BPS), a chronic inflammatory disease of the bladder. For AQX-1125, we retain full worldwide rights and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

IC/BPS is a chronic inflammatory bladder disease characterized by pelvic pain and increased urinary urgency and/or frequency. For many sufferers, these symptoms are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities. While the cause of the disease remains largely unknown, erosion of the bladder lining is thought to be a significant contributor. IC/BPS is estimated to affect between 5 and 12 million people in the United States although the reported diagnostic rate is lower. IC/BPS is diagnosed more frequently in women but epidemiologic estimates suggest men may be equally affected. Most IC/BPS patients continue to suffer this debilitating condition, despite treatment with existing therapies, many unapproved for this indication, as these treatments have been reported to be of limited benefit. We believe new and innovative therapies that target the underlying disease in order to reduce the chronic pain and urinary symptoms are needed.

In 2015, we completed and reported results from our Leadership trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with IC/BPS. The primary endpoint was to measure the difference in the change from baseline in the average daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. A total of 69 subjects were enrolled. We intend to proceed with further development of AQX-1125 in IC/BPS, including finalizing Phase 3 trial designs to support product registration in consultation with the appropriate regulatory authorities. Subject to input by the FDA and other regulatory authorities we anticipate conducting two Phase 3 clinical trials of AQX-1125 in IC/BPS, with the first trial commencing in 2016, and designed as a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an open label extension, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 trial will be informed, in part, by the first trial upon receipt of top-line results once every patient has received 12 weeks of treatment.

AQX-1125 is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of AQX-1125. These trials have demonstrated a good tolerability profile, with over 200 patients receiving AQX-1125 in two Phase 2 trials for periods of 12 weeks. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans. Our longer-term strategy is to broaden our development activities for AQX-1125 and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer. We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate lead compounds that target SHIP1. These compounds have both similar and distinct properties from AQX-1125. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our clinical-stage product candidates and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. In September 2015, we completed a public offering of 6,325,000 shares of common stock at a price to the public of $15.50 per share for gross proceeds from the offering of $98.0 million before underwriting commissions and expenses of approximately $6.2 million. As of December 31, 2015, we had $112.9 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2015 was $21.9 million, compared to $24.0 million for the year ended December 31, 2014. As of December 31, 2015, we had an accumulated deficit of $111.3 million, compared to $89.4 million for the year ended December 31, 2014. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2015, 2014 and 2013:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2015	2014	2013
Research and development	$15,799	$18,079	$7,599
General and administrative	5,541	4,296	1,777

Total operating expenses	$21,340	$22,375	$9,376

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

Our main clinical activities during 2015 are described as follows:

Leadership Trial

The Leadership trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with IC/BPS. Primary and secondary endpoint results were announced on June 25, 2015 and August 6, 2015, respectively. The primary endpoint was to measure the difference in the change from baseline in the average daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

While the top line trial results announced on June 25, 2015 demonstrated a reduction in pain for patients on AQX-1125 as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily AQX-1125 vs. placebo was a reduction of 2.4 vs. 1.3 points, respectively. The primary endpoint was based on an 11-point numeric rating scale recorded by electronic diary. Approximately 49% of patients receiving AQX-1125 demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from secondary endpoints of the Leadership trial announced on August 6, 2015 and in subsequent disclosures, such as maximum daily pain, O’Leary-Sant symptom and problem index, bladder pain interstitial cystitis symptom score (BPIC-SS) and urinary frequency, were statistically significant in consistently favoring AQX-1125, compared to placebo, and we believe support further development in IC/BPS. As with past trial results, AQX-1125 was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between AQX-1125 and placebo. The most frequently reported adverse events were gastrointestinal disorders.

We intend to proceed with further development of AQX-1125 in IC/BPS, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities. Subject to input by the FDA and other regulatory authorities, including with respect to the satisfactory completion of Phase 2, we anticipate conducting two Phase 3 trials of AQX-1125 in IC/BPS, with the first Phase 3 trial commencing in 2016, and designed as a three-arm, randomized, double-blind, placebo controlled Phase 3 clinical trial, with 12 weeks dosing followed by an open label extension, to assess the efficacy and safety of AQX-1125 in both male and female IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. We anticipate the second Phase 3 trial would be at a single dose determined based on the outcome of the first Phase 3 trial.

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

In July 2015, we announced top line results of the Flagship trial. The Flagship trial failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In the trial, patients treated with 200 mg oral, once daily AQX-1125 for 12 weeks demonstrated no difference in COPD symptoms compared to placebo, as measured by EXACT. On the secondary endpoint of medically treated exacerbations there was also no benefit observed with AQX-1125. Consistent with past AQX-1125 trial results, AQX-1125 was generally well tolerated in the Flagship trial. The overall adverse event rate was similar between AQX-1125 and placebo. We are currently not planning further development of AQX-1125 as a potential treatment for COPD.

Kinship Trial

The Kinship trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of AQX-1125 to reduce characteristic symptoms in 54 patients with mild to moderate atopic dermatitis. Atopic dermatitis is an inflammatory, relapsing and itchy skin disorder that is often chronic in nature. The Kinship trial was initiated in December 2014 and enrolled subjects at clinical research centers in Canada. On November 2, 2015, we announced that patients treated with 200 mg oral, once daily AQX-1125, compared to placebo, did not meet the primary endpoint of improvement from baseline in Total Lesion Symptom Score after 12 weeks of treatment and the results do not warrant further development for this indication. The Kinship trial demonstrated AQX-1125 to be well tolerated and adverse events were consistent with prior clinical trials. No serious adverse events were recorded during the trial.

The following table summarizes the nature of our research and development expenses for the years ended December 31, 2015, 2014 and 2013:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2015	2014	2013
Clinical development	$5,998	$9,820	$3,053
Personnel related	2,107	1,611	1,374
Manufacture and formulation	4,151	3,721	1,962
Preclinical research	2,008	1,553	154
Regulatory	191	268	—
Facility and overhead	810	840	844
Consulting	—	25	37
Stock-based compensation	534	241	175

Total research and development expenses	$15,799	$18,079	$7,599

Research and development expenses for the year ended December 31, 2015 were $15.8 million compared to $18.1 million for the year ended December 31, 2014. The decrease was the result of reduced expenditures as we complete final activities related to the Leadership and Flagship trials. For the year ended December 31, 2013, there were significantly less clinical activities as the Leadership trial and Flagship trial did not begin dosing until July 2013 and December 2013, respectively.

As we continue our development of AQXP-1125, particularly in IC/BPS, we expect to incur progressively higher research and development expenses in the foreseeable future. However, it is difficult to determine with certainty the duration and completion costs of our clinical trials of AQX-1125 or any of our future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

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

For the year ended December 31, 2015, general and administrative expenses of $5.5 million were higher compared to $4.3 million for the year ended December 31, 2014. The increase is the result of higher personnel related costs, legal and consulting expenses.

For the year ended December 31, 2014, general and administrative expenses of $4.3 million were higher than the $1.8 million incurred for the year ended December 31, 2013 primarily due to costs associated with being a public company as we completed our initial public offering (“IPO”) in March 2014. This included, among other expenses, increased costs for insurance, costs related to the hiring of additional personnel and outside consultants and increased travel.

Interest expense and financing costs

Interest expense and financing costs consist of bank loan interest, warrant discount amortization and normal course bank charges. For the year ended December 31, 2015, our interest expense and financing costs were $0.1 million. This compared to $0.5 million for the year ended December 31, 2014. The higher expenses in 2014 was due to early repayment of the term loan with Silicon Valley Bank, or SVB, entered into in October 2013 and repaid in March 2014 resulting in early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million.

The small amount of interest expense and financing costs for the year ended December 31, 2013 were due to interest expense on the term loan with SVB entered into in October 2013.

Change in fair value of derivative liabilities

Our derivative liabilities for the year ended December 31, 2015 comprised only the warrant liability and it is re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities. For the year ended December 31, 2015, the change in fair value of derivative liabilities was immaterial.

During the year ended December 31, 2014, in connection with our IPO, we converted all our preferred stock to common stock in accordance with the terms of our preferred stock and extinguished the derivative liabilities related to our preferred stock, resulting in a $0.9 million decline in fair value of derivative liabilities. This compared to $1.0 million for the year ended December 31, 2013 when the change in fair value was associated with a decline in fair value of our preferred stock derivative liabilities and preferred stock warrant derivative liabilities.

Amortization and extinguishment of remaining discount on preferred shares

Prior to our IPO in March 2014, we had preferred stock outstanding with a discount feature that was being amortized over its expected life. Upon our IPO, all our preferred stock were converted to common shares. As a result, there was no amortization or extinguishment of discount related to preferred stock for the year ended December 31, 2015 or for periods subsequent to the IPO.

Amortization and extinguishment of discount on preferred stock for the year ended December 31, 2014 was $1.9 million compared to $0.4 million for the year ended December 31, 2013. The increase was due to the conversion of all our preferred stock to common stock in March 2014, resulting in the extinguishment of all remaining discount on our preferred stock.

Other (expenses) income

Other (expenses) income include primarily interest income and foreign exchange gains and losses. For the years ended December 31, 2015 and 2014, we recorded $0.4 million and $0.3 million, respectively, of other expenses primarily as a result of foreign exchange losses on our foreign currency holdings as the U.S. dollar strengthened during that period against our Canadian dollar and Euro holdings. For the year ended December 31, 2013, the other income of $0.1 million included a gain on sale of equipment.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon the issuance of common and preferred stock to fund our operations. Our operating activities used $20.3 million, $17.5 million and $7.8 million of cash flows during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $111.3 million, working capital of $70.0 million, and cash, cash equivalents, short and long-term investments of $112.9 million. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2015, 2014 and 2013:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2015	2014	2013
Cash (used in) provided by:
Operating activities	$(20,268)	$(17,486)	$(7,823)
Investing activities	(47,533)	(23,573)	(2,640)
Financing activities	92,948	45,279	19,584

	25,147	4,220	9,121
Effect of exchange rate changes	(527)	(320)	(116)

Increase in cash and cash equivalents	$24,620	$3,900	$9,005

Cash used in operating activities

Cash used in operating activities for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 despite decline in operating expenses in 2015 compared to 2014. This was primarily due to timing of accounts payables as certain expenses incurred in 2014 were paid in 2015.

The increase in cash used in operating activities for the year ended December 31, 2014 compared to the year ended December 31, 2013 was driven by an increase in clinical development expenses as a result of the two large Phase 2 clinical trials, the Leadership and Flagship trials, which were actively enrolling during 2014.

Cash used in investing activities

Cash used in investing activities for the year ended December 31, 2015 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2015. The cash used in investing activities for the year ended December 31, 2014 resulted from the investment of the cash proceeds received from our IPO in March 2014. Cash used in investing activities for both 2015 and 2014 included the purchase and sale of short and long-term investments as we invested the proceeds from our financing activities into liquid, high quality securities in accordance to our treasury policy, which focuses on the preservation of principal and maintenance of liquidity. During the year ended December 31, 2013, the cash used in investing activities was primarily related to purchase of short-term guaranteed investment certificates, net of proceeds from the sale of lab equipment.

Cash provided by financing activities

Cash provided by financing activities for the year ended December 31, 2015 resulted from the public offering of common shares in September 2015 for gross proceeds of $98.0 million, offset by $6.2 million of offering costs, and proceeds from the exercise of stock options of $1.1 million. For the year ended December 31, 2014, cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO, offset by $5.3 million of offering costs and the repayment of a bank loan with SVB Bank for $2.6 million. For the year ended December 31, 2013, cash provided by financing activities was the result of $18.0 million in proceeds from the issuance of Series C convertible preferred stock, offset by $0.6 million in share issue costs, and a $2.5 million loan from SVB bank, offset by $0.1 million in loan costs.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase as we continue our development of AQX-1125 in IC/BPS, as well as other clinical and preclinical activities. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition and cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	our planned Phase 3 trials of AQX-1125 in IC/BPS and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AQX-1125 or any future product candidates;

•	the cost of manufacturing AQX-1125 and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if AQX-1125 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2015:

	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Milestone Payment (1)	$2,160	$2,160	$—	$—	$—
Operating Lease Obligations (2)	35	35	—	—	—

	$2,195	$2,195	$—	$—	$—

1.	Under the Asset Purchase Agreement dated August 19, 2009 between us and Biolipox AB, upon the commitment of financial resources by our Board of Directors to advance AQX-1125 into a Phase 3 trial, a CAD $3 million milestone payment will be due to Biolipox AB. The dollar amounts shown in these columns reflect the US$ equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2015 daily noon exchange rate of US$0.72.
2.	We have a lease agreement for office space in Canada which commenced on January 1, 2014 and expires March 31, 2016. The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2015 daily noon exchange rate of US$0.72.

On January 1, 2016, the Company entered into a lease agreement for approximately 3,520 square feet of office space in San Bruno, California, that expires on December 31, 2018, with the option to extend the lease to December 31, 2021. The Company will be obligated to pay approximately $154 in annual basic rent for the first year, which shall increase to $159 in the second year and $164 in the third year. In addition to the basic rent, the Company will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2015.

On February 5, 2016, the Company signed a lease agreement to renew and expand the Canadian office space to approximately 10,946 square feet which is effective November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. The Company will be obligated to pay approximately CAD $252 in annual basic rent for each of the first two years, which shall increase to approximately CAD $263 for the third year and CAD $274 for each of the fourth and fifth years. In addition to the basic rent, the Company will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2015.

Purchase Commitments

We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Milestone, Royalty-Based and Other Commitments

On August 19, 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected AQX-1125. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 by way of issuance of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. The terms of the agreement also require a one-time CAD $3.0 million milestone payment upon the commitment of financial resources by the Board of Directors of AQXP Canada to advance AQX-1125 into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of AQX-1125) in each of the United States, Europe and Japan. There are no royalty payments due under this agreement.

AQXP Canada entered into an exclusive license agreement with the University of British Columbia, or UBC, dated June 6, 2006, for certain patent rights and technology relating to small molecule compounds and pharmaceutical compositions as modulators of SHIP1 activity. This agreement was amended and restated on June 8, 2007, and subsequently amended in October 2006, June 2007, September 2008 and April 2010. This agreement will expire on the expiry of the last issued patent covering the licensed technology. The agreement will terminate automatically upon our insolvency or may be terminated by either party for material breach by the other party. The terms of the agreement required AQXP Canada to pay an initial license fee of CAD $50,000 all of which was paid by the issuance of 100,000 common exchangeable shares of AQXP Canada. We do not currently have any product candidates under development that are covered by the agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the UBC technology in the future, we will be required to pay certain development and regulatory milestones up to an aggregate of CAD $2.2 million for the first drug product developed under the license and up to CAD $1.5 million for each subsequent drug product, which may be paid in cash or by issue of our shares. We must also pay UBC low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents and a percentage of sublicensing revenue ranging from the low single digits to the mid double digits based on the stage of development at which such sublicense is granted. We are also required to reimburse costs incurred by UBC related to the prosecution and maintenance of the licensed patents, and to pay an annual license maintenance fee in the amount of CAD $1,000.

In May 2005, AQXP Canada entered into an assignment agreement, which was subsequently amended in December 2005 and March 2006, with the British Columbia Cancer Agency (“BCCA”) and StemCell Technologies, Inc. (“STI”), for the assignment to AQXP Canada of the 2002 exclusive license agreement between BCCA and STI to certain patents relating to technology relating to SHIP1. The license agreement between AQXP Canada and BCCA was amended and restated in August 2006 and June 2007. This agreement has subsequently been amended in June 2008 to revise the schedule of the technology licensed under this agreement, and further amended in February 2013. Pursuant to this agreement, as amended, BCCA has granted us an exclusive worldwide license to certain of its intellectual property relating to core SHIP1 technology, and screening of compounds for activity using SHIP1, including the C2 binding domain. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The terms of the assignment agreement among STI, BCCA and AQXP Canada required AQXP Canada to pay an assignment license fee of CAD $150,000 paid in stages beginning May 2005 and ending March 2006. We do not currently have any product candidates under development that are covered by the BCCA license agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the BCCA technology in the future, we will be required to pay BCCA low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents, and if we sublicense any rights to the technology, a low double digit percentage of sublicensing revenue. We are also required to reimburse BCCA’s patent costs incurred in relation to the licensed technology, and pay an annual maintenance fee in the amount of CAD $5,000. Our license with BCCA will terminate automatically upon our insolvency, and may be terminated by either party for material breach by the other party.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to, employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs and investigative sites that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, cost incurred in relation to purchase of technology licenses and patent rights, facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations.

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

Warrant Liabilities and Preferred Stock Embedded Derivative Liabilities

Prior to the conversion of all outstanding shares of preferred stock into common stock upon the completion of our IPO in March 2014, we accounted for detachable warrants to purchase redeemable convertible preferred stock or common stock as liabilities as they are freestanding derivative financial instruments. The warrants were recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the statements of operations. We allocated the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation resulted in a discount to the initial carrying amount of the preferred stock at the date of issuance. This discount was amortized over the life of the preferred stock and was recorded as “amortization of discount of preferred stock” in the statements of operations and comprehensive loss.

We evaluated and accounted for conversion and redemption options embedded in our redeemable convertible preferred stock as free standing derivative financial instruments. We recorded these as preferred stock embedded derivatives on our combined balance sheets at fair value with changes in the fair values of these derivatives recorded in the combined statements of operations and comprehensive loss.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected forfeiture rate and expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Since prior to our IPO in March 2014 our common stock was not publicly traded, the expected volatility assumption was based on industry peer information due to insufficient trading history of our common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation was used.

There is inherent uncertainty in our forecasts and projections and, if we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net loss and net loss per share amounts could have been materially different.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. We do not anticipate a material impact to our financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We do not anticipate a material impact to our financial statements as a result of this change.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances.” We are currently assessing the impact of ASU 2016-01 on our financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of ASU 2016-02 on our financial statements and whether to elect to apply the optional practical expedients under the modified retrospective approach.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015.

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

This annual report does not include an attestation report of the company’s registered public accounting firm due to rules of the Securities and Exchange Commission for “emerging growth companies”. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. It is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses and significant control deficiencies may have been identified. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. As of December 31, 2015, we had holdings in U.S. government securities of $110.7 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.8 million in the fair value of our investment portfolio as of December 31, 2015.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions.

Foreign exchange losses for the years ended December 31, 2015 and December 31, 2014 were $0.5 million and $0.4 million respectively, primarily due to the impact on our foreign currency bank balances from the significant decline in the Canadian dollar and Euro versus the U.S. dollar. For the year ended December 31, 2013, we had a small foreign exchange loss of $0.05 million.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Deloitte LLP

2800 – 1055 Dunsmuir Street

4 Bentall Centre

P.O. Box 49279

Vancouver BC V7X 1P4

Canada

www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Aquinox Pharmaceuticals, Inc.

Vancouver, Canada

We have audited the accompanying consolidated statements of financial position of Aquinox Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, cash flows and changes in equity for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aquinox Pharmaceuticals, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

Chartered Professional Accountants

March 14, 2016

Vancouver, Canada

AQUINOX PHARMACEUTICALS, INC.

Consolidated balance sheets

(In thousands of U.S. dollars, except share amounts)

	DECEMBER 31, 2015	DECEMBER 31, 2014
Assets
Current assets
Cash and cash equivalents (Note 3)	$39,526	$14,906
Short-term investments (Note 11)	34,956	24,191
Accounts and other amounts receivable	32	65
Prepayments and deposits	282	139

Total current assets	74,796	39,301
Property and equipment (Note 4)	89	105
Long-term investments (Note 11)	38,458	2,003
Other	—	13

Total assets	$113,343	$41,422

Liabilities
Current liabilities
Accounts payable and other liabilities (Note 5)	4,792	5,203

Total current liabilities	4,792	5,203
Other liabilities (Note 6)	131	72

Total liabilities	$4,923	$5,275

Commitments and contingencies (Note 13)

Stockholders’ equity
Share capital:
Common stock – $0.000001 par value – authorized, 50,000,000 as of December 31, 2015 and 2014; issued and outstanding, 17,211,986 as of December 31, 2015 (December 31, 2014 – 10,695,108) (Note 8)	—	—
Preferred stock – $0.000001 par value – authorized, 5,000,000 as of December 31, 2015 and 2014; 0 issued and outstanding as of December 31, 2015 and 2014 (Note 7)	—	—
Additional paid-in capital	219,986	125,567
Accumulated deficit	(111,276)	(89,416)
Accumulated other comprehensive loss	(290)	(4)

Total stockholders’ equity	108,420	36,147

Total liabilities and stockholders’ equity	$113,343	$41,422

The accompanying notes form an integral part of these consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated and combined statements of operations and comprehensive loss

(In thousands of U.S. dollars, except per share and share amounts)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Operating expenses
Research and development	$15,799	$18,079	$7,599
General and administrative	5,541	4,296	1,777

Total operating expenses	21,340	22,375	9,376

Other (expenses) income
Interest expense and financing costs	(99)	(462)	(43)
Change in fair value of derivative liabilities (Note 6(a))	(52)	949	962
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	(1,884)	(386)
Other (expenses) income	(369)	(255)	109

	(520)	(1,652)	642

Net loss before income taxes	(21,860)	(24,027)	(8,734)
Income tax recovery (Note 10)	—	—	5

Net loss	$(21,860)	$(24,027)	$(8,729)

Net loss per common stock – basic and diluted (Note 9)	$(1.73)	$(2.75)	$(49.52)
Basic and diluted weighted average common stock outstanding (Note 9)	12,637,839	8,667,387	301,745

Comprehensive loss:

Net loss	$(21,860)	$(24,027)	$(8,729)
Other comprehensive loss – unrealized loss on securities available for sale	(286)	(4)	—

Comprehensive loss	$(22,146)	$(24,031)	$(8,729)

The accompanying notes form an integral part of these consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated and combined statements of cash flows

(In thousands of U.S. dollars)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Operating activities
Net loss	$(21,860)	$(24,027)	$(8,729)
Non-cash items and reclassifications:
Financing costs	—	320	14
Fees and penalty on bank loan repayment	—	100	—
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	1,884	386
Change in fair value of derivative liabilities	52	(949)	(962)
Stock-based compensation (Note 8(d))	1,506	854	349
Stock-based purchase of patent rights	—	186	—
Foreign exchange loss and others	580	549	41
Changes in operating assets and liabilities:
Accounts and other amounts receivable	34	(37)	—
Prepayments and deposits	(130)	20	(102)
Accounts payable and other liabilities	(450)	3,614	1,180

Cash used in operating activities	(20,268)	(17,486)	(7,823)

Investing activities
Purchase of investments	(60,703)	(36,475)	(2,821)
Proceeds from maturity of investments	13,196	12,990	—
Purchase of property and equipment	(27)	(114)	(11)
Sale of property and equipment	1	26	192

Cash used in investing activities	(47,533)	(23,573)	(2,640)

Financing activities
Bank loan (repayment) and receipt, fees and penalty	—	(2,600)	2,392
Preferred stock issued	—	—	18,003
Share issue costs	—	—	(224)
Proceeds from exercise of stock options	1,120	—	—
Public offering of common shares	98,038	53,130	—
Public offering costs	(6,210)	(5,251)	(587)

Cash provided by financing activities	92,948	45,279	19,584

Effect of exchange rate changes on cash and cash equivalents	(527)	(320)	(116)

Increase in cash and cash equivalents during the period	24,620	3,900	9,005
Cash and cash equivalents, beginning of period	14,906	11,006	2,001

Cash and cash equivalents, end of period	$39,526	$14,906	$11,006

Supplemental disclosure of cash flow information:
Interest paid	$—	$32	$23
Interest received	$108	$91	$26
Non-cash investing and financing activities:
Assets acquired through non-capital leases	$11	$—	$—
Accrued offering costs	$35	$—	$790

The accompanying notes form an integral part of these consolidated and combined financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated and combined statement of convertible preferred stock and stockholders’ equity (deficit)

(In thousands of U.S. dollars, except share amounts)

	AQXP CANADA EXCHANGEABLE PREFERRED SHARES		AQUINOX USA PREFERRED STOCK		AQUINOX USA COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	NUMBER	AMOUNT	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, December 31, 2012	1,584,633	$22,184	2,236,672	$29,792	301,745	—	$—	$(51,101)	—	$(51,101)
Issued for cash, net of share issue costs	378,786	3,950	1,325,753	13,826	—	—	—	—	—	—
Warrants exercised	—	—	17,671	415	—	—	—	—	—	—
Warrant discount of $69 on issuance of Aquinox USA preferred shares	—	—	—	(69)	—	—	—	—	—	—
Redemption discount of $467 for AQXP Canada and $1,633 for Aquinox USA on issuance of preferred shares	—	(467)	—	(1,633)	—	—	—	—	—	—
Stock-based compensation	—		—		—	—	349		—	349
Accretion for liquidation preference on preferred stock	—	2,036	—	3,315	—	—	(349)	(5,002)	—	(5,351)
Accretion for share issuance costs on preferred stock	—	46	—	77	—	—	—	(123)	—	(123)
Amortization of warrant discount on preferred stock	—	22	—	34	—	—	—	—	—	—
Amortization of redemption option on preferred stock	—	73	—	257	—	—	—	—	—	—
Accrual of tax payable on preferred stock	—	—	—	—	—	—	—	(738)	—	(738)
Net loss and comprehensive loss	—	—	—		—	—	—	(8,729)	—	(8,729)

Balances, December 31, 2013	1,963,419	$27,844	3,580,096	$46,014	301,745	—	—	$(65,693)	—	$(65,693)

Accretion for liquidation preference on preferred stock	—	401	—	732	—	—	(99)	(1,034)	—	(1,133)
Accretion for share issuance costs on preferred stock	—	7	—	13	—	—	—	(20)	—	(20)
Amortization of warrant discount on preferred stock	—	4	—	6	—	—	—	—	—	—
Amortization of redemption option on preferred stock	—	17	—	58	—	—	—	—	—	—
Accrual of tax payable on preferred stock	—	—	—	—	—	—	—	(100)	—	(100)
Extinguishment of remaining share issuance costs, warrant discount, redemption option and related tax payable due to conversion of preferred stock	—	551	—	1,687	—	—	—	1,458	—	1,458
Conversion of preferred stock into Aquinox USA common stock	(1,963,419)	(28,824)	(3,580,096)	(48,510)	5,543,515	—	77,334	—	—	77,334
Issuance of Aquinox common stock, net of share issuance costs of $5,839	—	—	—	—	4,830,000	—	47,291	—	—	47,291
Issuance of Aquinox common stock, on purchase of patent rights	—	—	—	—	19,762	—	186	—	—	186
Options exercised	—	—	—	—	86	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	855	—	—	855
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	(24,027)	—	(24,027)

Balances, December 31, 2014	—	$—	—	$—	10,695,108	$—	$125,567	$(89,416)	$(4)	36,147

Issuance of Aquinox common stock, net of share issuance costs of $6,245	—	—	—	—	6,325,000	—	91,793	—	—	91,793
Options exercised	—	—	—	—	191,878	—	1,120	—	—	1,120
Stock-based compensation	—	—	—	—	—	—	1,506	—	—	1,506
Other comprehensive loss	—	—	—	—	—	—	—	—	(286)	(286)
Net loss	—	—	—	—	—	—	—	(21,860)	—	(21,860)

Balances, December 31, 2015	—	$—	—	$—	17,211,986	$—	$219,986	$(111,276)	$(290)	$108,420

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Basis of presentation and summary of significant accounting policies

(a) Basis of presentation

The accompanying consolidated and combined financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Unless indicated otherwise, all amounts herein are expressed in thousands of dollars.

Through a reorganization on March 12, 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA (see Note 7(d)). Prior to the reorganization, management determined that AQXP Canada and Aquinox USA were entities under common control as each of AQXP Canada and Aquinox USA were owned beneficially by identical shareholders and as such the basis of presentation of financial results prior to March 12, 2014 was on a combined basis. Subsequent to March 12, 2014, the basis of presentation of the financial results is on a consolidated basis. All intercompany transactions have been eliminated.

Certain presentation related to the effect of foreign exchange on cash and cash equivalents in the consolidated and combined statement of cash flows for the year ended December 31, 2014 and 2013 were corrected which resulted in a reclassification from “Foreign exchange loss and others” of $320 and $116, respectively, to “Effect of exchange rate changes on cash and cash equivalents” in the respective consolidated and combined statements of cash flows. The Company concluded that the reclassification and correction were immaterial to the consolidated and combined financial statements for the year ended December 31, 2014 and 2013.

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

(d) Use of estimates and assumptions

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

(g) Property and equipment

Property and equipment are recorded at cost less accumulated amortization. Amortization of property and equipment has been provided using the straight-line basis over a range of five years, except for leasehold improvements which are amortized over the lesser of useful life and term of the lease.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there was no impairment of property and equipment as at December 31, 2015 and 2014.

(h) Clinical trial accruals

As part of the process of preparing financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company’s objective is to reflect the appropriate clinical trial expenses in the financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial.

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

(i) Taxes

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

(j) Research and development costs

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

(k) Accounting for stock-based compensation

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the IPO in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of the Company’s common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation was used.

(l) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. All of the Company’s operations are performed in Canada. Total assets held in the U.S., comprised primarily of cash and cash equivalents, prepayments, short-term investments and long-term investments, were $111,366 as of December 31, 2015 (December 31, 2014 – $33,102).

(m) Net Loss per share

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

(n) Derivative liabilities and fair value of financial instruments

The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated and combined statements of operations and comprehensive loss.

Prior to the Company’s IPO in March 2014, the Company had preferred stock with conversion and redemption features. All shares of preferred stock were converted to common shares upon the Company’s IPO. The Company allocated the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation resulted in a discount to the initial carrying amount of the preferred stock at the date of issuance that was amortized over the life of the preferred stock and was recorded as “amortization of discount on preferred stock” in the consolidated and combined statements of operations and comprehensive loss. The Company also evaluated and accounted for the conversion and redemption options embedded in these convertible instruments as free standing derivative financial instruments and recorded these as preferred stock embedded derivatives on its consolidated balance sheets at fair value with changes in the fair values of these derivatives recorded in the consolidated and combined statements of operations and comprehensive loss.

The Company applied the residual value method to record the fair value of warrants issued with loans as a discount to the initial carrying amount of loans at the date of issuance. Loans were measured at amortized cost using the effective interest method which is a method of calculating the amortized cost of a financial liability and allocating the effective interest expense over the term of the financial liability. Interest expense was recorded in interest expense and financing costs in the consolidated and combined statements of operations and comprehensive loss. The interest rate was the rate that exactly discounts estimated future cash payments throughout the term of the financial instrument to the net carrying amount of the financial liability. Debt issuance costs were capitalized, recorded as deferred financing costs, and were amortized into financing costs in the consolidated and combined statements of operations and comprehensive loss using the effective interest method.

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

Level 1–	Quoted prices in active markets for identical assets or liabilities.
Level 2–	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

(o) Concentration of credit risk

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

(p) Recently issued and recently adopted accounting standards

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 with early adoption permitted. The Company does not anticipate a material impact to the Company’s financial statements as a result of this change.

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The Company does not anticipate a material impact to the Company’s financial statements as a result of this change.

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently assessing the impact of ASU 2016-01 on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-02 on the Company’s financial statements and whether to elect to apply the optional practical expedients under the modified retrospective approach.

(q) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $111,276 as of December 31, 2015, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	DECEMBER 31, 2015	DECEMBER 31, 2014
Cash	$2,133	$8,351
Cash equivalents	37,393	6,555

	$39,526	$14,906

4. Property and equipment

	DECEMBER 31, 2015
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$48	42	6
Office furniture, equipment and systems	131	48	83

	$179	$90	$89

	DECEMBER 31, 2014
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$143	$110	$33
Office furniture, equipment and systems	239	167	72

	$382	$277	$105

5. Accounts payable and other liabilities

	DECEMBER 31, 2015	DECEMBER 31, 2014
Trade accounts payable	$2,205	$734
Accrued clinical trial fees	1,666	3,752
Accrued compensation and vacation	692	382
Accrued professional fees	128	247
Other liabilities	101	88

	$4,792	$5,203

6. Other Liabilities

(a) Warrants

Warrants issued with bank loan:

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4,000, of which $2,500 was received on October 30, 2013. The loan was repaid on March 28, 2014. Under the terms of the loan, SVB was issued warrants to purchase 11,363 shares of common stock at $10.56 per share. These warrants expire in 2023.

	NUMBER	AMOUNT
BALANCE – December 31, 2013	11,363	$221
Change in fair value of derivative liability	—	(149)

BALANCE – December 31, 2014	11,363	72
Change in fair value of derivative liability	—	52

BALANCE – December 31, 2015	11,363	$124

Change in fair value of the warrants is periodically assessed and recorded in the consolidated and combined statements of operations and comprehensive loss. The fair value of warrants on December 31, 2015 was estimated using the Black-Scholes pricing model with the following assumptions:

(i) Expected volatility – 104%; (ii) Expected term (years) – 7.82 years; (iii) Risk free rate – 2%

(b) Capital leases

The Company leases office equipment under capital leases with an interest rate of 4.64% per annum. At December 31, 2015, the future payments under the Company’s capital leases were as follows:

AMOUNT
2016	$3
2017	3
2018	3
2019	2

Total minimum lease payments	11
Less: amount representing interest	(1)

Present value of future minimum lease payments	10
Less: current portion	(3)

Capital lease obligations, net of current portion – December 31, 2015	$7

The net book value of the office equipment under capital leases as of December 31, 2015 was $11, with an immaterial amount related to accumulated depreciation.

7. Preferred stock

(a) Authorized

On March 12, 2014, the Company adopted an amended and restated certificate of incorporation for Aquinox USA. Aquinox USA is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share (December 31, 2014 – 5,000,000). Prior to the Company’s IPO in March 2014, the Company had outstanding shares of preferred stock in Series A, B and C. Upon the Company’s IPO, all shares of Series A, B and C preferred stock were converted to common shares of Aquinox USA. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

(b) Issuances of Series C preferred stock

On March 19, 2013, AQXP Canada issued 378,786 shares of Series C preferred stock at $10.56 per share for total consideration of $4,000 before issue costs of $50. In addition to the Series C preferred stock, in 2013 Aquinox USA also issued 378,786 shares of Series C Aquinox USA special voting stock, and AQXP Canada also issued 378,786 shares of Series C AQXP Canada special voting shares. Upon issuance of Series C the redemption date of Series A and B was reset to March 19, 2018.

On March 19, 2013, Aquinox USA issued 1,325,753 shares of Series C preferred stock at $10.56 per share for total consideration of $14,000 before issue costs of $174. In addition to the Series C preferred stock, in 2013 AQXP Canada also issued 1,325,753 shares of Series C AQXP Canada special voting shares. Upon issuance of Series C the redemption date of Series A and B was reset to March 19, 2018. Concurrent with the issuance of Series C preferred stock in March 2013, Aquinox USA also issued 17,671 warrants to holders of the Series C preferred stock. On December 23, 2013, the holders of the 17,671 warrants exercised their warrants into 17,671 shares of Series C preferred stock and equal number of Series C AQXP Canada special voting common shares.

(c) Accounting for Series A, B and C preferred stock

The Series A, Series B and Series C preferred stock and Series A, Series B and Series C exchangeable preferred shares, collectively, the “preferred stock” were redeemable convertible preferred stock which were convertible into the Company’s common stock and were classified as mezzanine equity for accounting purposes as they were redeemable on contingent events, and were redeemable at the option of the holder. The preferred stock were labeled within the convertible preferred stock and stockholders’ deficit as AQXP Canada exchangeable preferred shares, and Aquinox USA preferred stock.

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

The table below discloses the accounting values assigned to the Series A, Series B and Series C preferred stock for the years ended December 31, 2015, 2014 and 2013. The Company recorded the Series A, Series B and Series C redeemable convertible stock at fair value upon issuance, with their carrying value increased by periodic accretion to their redemption value.

	SERIES A PREFERRED STOCK
	AQXP CANADA EXCHANGEABLE PREFERRED SHARES		AQUINOX USA PREFERRED STOCK
	NUMBER	AMOUNT	NUMBER	AMOUNT
BALANCE – December 31, 2012	791,016	$12,320	662,875	$10,308
Accretion for liquidation preference on preferred stock	—	988	—	831
Accretion for share issuance costs on preferred stock	—	21	—	18

BALANCE – December 31, 2013	791,016	13,329	662,875	11,157
Accretion for liquidation preference on preferred stock	—	190	—	160
Accretion for share issuance costs on preferred stock	—	75	—	50
Conversion of preferred stock into Aquinox USA common stock	(791,016)	(13,594)	(662,875)	(11,367)

BALANCE – December 31, 2014	—	$—	—	$—

BALANCE – December 31, 2015	—	$—	—	$—

	SERIES B PREFERRED STOCK
	AQXP CANADA EXCHANGEABLE PREFERRED SHARES		AQUINOX USA PREFERRED STOCK
	NUMBER	AMOUNT	NUMBER	AMOUNT
BALANCE – December 31, 2012	793,617	$9,863	1,573,797	$19,483
Accretion for liquidation preference on preferred stock	—	781	—	1,551
Accretion for share issuance costs on preferred stock	—	18	—	33
Amortization of warrant discount	—	22	—	24

BALANCE – December 31, 2013	793,617	10,684	1,573,797	21,091
Accretion for liquidation preference on preferred stock	—	154	—	298
Accretion for share issuance costs on preferred stock	—	44	—	99
Amortization of warrant discount	—	27	—	85
Conversion of preferred stock into Aquinox USA common stock	(793,617)	(10,909)	(1,573,797)	(21,573)

BALANCE – December 31, 2014	—	$—	—	$—

BALANCE – December 31, 2015	—	$—	—	$—

	SERIES C PREFERRED STOCK
	AQXP CANADA EXCHANGEABLE PREFERRED SHARES		AQUINOX USA PREFERRED STOCK
	NUMBER	AMOUNT	NUMBER	AMOUNT
BALANCE – December 31, 2013	378,786	$3,831	1,343,424	$13,766
Accretion for liquidation preference on preferred stock	—	61	—	273
Accretion for share issuance costs on preferred stock	—	42	—	149
Amortization of redemption option discount	—	393	—	1,379
Conversion of preferred stock into Aquinox USA common stock	(378,786)	(4,327)	(1,343,424)	(15,567)

BALANCE – December 31, 2014	—	$—	—	$—

BALANCE – December 31, 2015	—	$—	—	$—

(d) Redeemable convertible preferred stock and stockholders’ (deficit) equity

On February 27, 2014, the Company effected a 1-for-19.2 reverse stock split of Aquinox USA’s common stock and convertible preferred stock and AQXP Canada’s common exchangeable shares and exchangeable preferred shares. All per share amounts and numbers of shares within the consolidated and combined financial statements and notes are presented on a post-split basis.

On March 12, 2014, immediately prior to the closing of the IPO, the Company underwent a reorganization, which resulted in a simplification of its capital structure. Each of the 301,745 outstanding common exchangeable shares of AQXP Canada was transferred to Aquinox USA in exchange for one share of common stock of Aquinox USA. Each of the 791,016 outstanding Series A exchangeable preferred shares, 793,617 outstanding Series B exchangeable preferred shares and 378,786 outstanding Series C exchangeable preferred share of AQXP

Canada was transferred to Aquinox USA in exchange for one share of Series A, B and C convertible preferred stock of Aquinox USA, respectively. As a result, following such exchange, there were 1,453,891 shares of Series A, 2,367,414 shares of Series B and 1,722,210 shares of Series C convertible preferred stock of Aquinox USA. Following the completion of the exchange and conversion, all special voting shares of AQXP Canada and all special voting stock of Aquinox USA were redeemed for a nominal amount and all exchangeable preferred shares of AQXP Canada, now held by Aquinox USA, were converted to common exchangeable shares of AQXP Canada. As a result of the reorganization, AQXP Canada became a 100% owned subsidiary of Aquinox USA. Subsequent to this reorganization, all 5,543,515 of the outstanding shares of redeemable convertible preferred stock of Aquinox USA converted to an equivalent number of shares of common stock of Aquinox USA. The exchange and conversion resulted in the derecognition of non-cash accrued tax payable of $1,797 and the derecognition of the derivative liability for the redemption option on preferred stock of $800.

On March 12, 2014, the Company adopted an amended and restated certificate of incorporation for Aquinox USA, which authorized two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock both with a par value of $0.000001 per share. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued or outstanding.

8. Common stock

(a) Authorized

Aquinox USA is authorized to issue 50,000,000 shares of common stock with a par value of $0.000001 per share (December 31, 2014 – 50,000,000).

As of December 31, 2015, total number of shares of common stock issued and outstanding was 17,211,986 (December 31, 2014 – 10,695,108).

(b) Public offering

On March 12, 2014, the Company completed its IPO of 4,830,000 shares of its common stock at a price to the public of $11.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of $5.8 million, were $47.3 million.

On September 15, 2015, the Company completed an underwritten public offering of 6,325,000 shares of its common stock at a price to the public of $15.50 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting commissions and offering costs of approximately $6.2 million, were $91.8 million.

(c) Stock option plan

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

As of December 31, 2015, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,271,756, which number includes a number of shares of common stock equal to (i) 477,957 new shares, plus (ii) 793,799, the number of shares reserved for issuance under the 2006 Plan at the time the 2014 Plan became effective, plus (iii) any shares subject to stock options or other stock awards granted under the 2006

Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

At December 31, 2015, the number of options available to be granted was 793,799 (December 31, 2014 – 598,812).

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2014	824,604	$6.79	7.16	$789
Options granted	294,250	11.51
Options exercised	(191,878)	5.99
Options forfeited	(49,349)	9.58
Options expired	(12,170)	7.95

Outstanding at December 31, 2015	865,457	$9.75	7.56	$2,393
Exercisable as of December 31, 2015	418,064	$8.33	6.31	$1,748

During the year ended December 31, 2015, the Company granted 264,250 stock options to employees and 30,000 stock options to directors. The stock options granted to employees have exercise price per share ranging from $7.45 to $13.66 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to directors have an exercise price per share of $12.03 and vest over three years in equal annual installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the year ended December 31, 2015, 191,878 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $2,325.

(d) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Expected volatility	97%	108%	94%
Expected dividends	0%	0%	0%
Expected terms (years)	6.00	6.00	6.25
Risk free rate	1.48%	1.67%	2.11%
Weighted average grant-date fair value of stock options	$8.91	$8.19	$0.40

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. The weighted average grant date fair values of stock options granted for the years ended December 31, 2015, 2014 and 2013 were $8.91, $8.19 and $0.40, respectively. Stock-based compensation expense charged to operating expenses was $1,506, $854 and $349 for the years ended December 31, 2015, 2014 and 2013, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $3,180 as of December 31, 2015, which is expected to be recognized over a weighted-average period of 2.58 years.

9. Net loss per share

In connection with the IPO, the Company’s capital structure was reorganized such that AQXP Canada became a wholly owned subsidiary of Aquinox USA, and the holders of the preferred shares of AQXP Canada and common shares of AQXP Canada exchanged their shares for shares of preferred stock or common stock, respectively, of Aquinox USA (see Note 7(d)). In addition, the holders of preferred shares of Aquinox USA converted their shares into shares of common stock of Aquinox USA. In connection with the IPO, the Company effected a 1-for-19.2 reverse stock split. The common stock, options and warrants outstanding as of the completion of the reorganization were 5,845,260 shares, 628,754 options and 11,363 warrants, respectively. Basic and diluted earnings per share has been retroactively restated for all periods prior to the reorganization.

Basic and diluted net loss per common share are presented using the two-class method required for participating securities. If a dividend is paid on common stock, the holders of preferred stock are entitled to a proportionate share of any such dividend as if they were holders of common stock (on an if-converted basis). The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to participating securities and the related number of outstanding shares of participating securities have been excluded from the computation of basic and diluted net loss per common share.

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

The detail of the computation of basic and diluted earnings per share is as follows:

	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Numerator
Net loss	$(21,860)	$(24,027)	$(8,729)
Accretion for liquidation preference on preferred stock	—	(1,133)	(5,351)
Accretion for share issuance costs on preferred stock	—	(20)	(123)
Tax expense on preferred stock	—	(100)	(738)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	1,898	—
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	(439)	—

Total loss attributable to common stockholders	$(21,860)	$(23,821)	$(14,941)

Denominator
Weighted average shares used to compute basic and diluted net loss per common share	12,637,839	8,667,387	301,745

Net loss per share attributable to common stockholders – basic and diluted	$(1.73)	$(2.75)	$(49.52)

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Convertible preferred stock	—	—	5,543,515
Outstanding stock options	865,457	824,608	628,754
Common stock warrants	11,363	11,363	11,363

Total	876,820	835,971	6,183,632

10. Income taxes

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate (26%) and U.S. income tax rates (35%). The combined Canadian and U.S. income tax rates of 27.4% (2014 – 27.3%; 2013 – 25.6%) was applied to loss before income taxes as shown in the following table:

	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Computed taxes at combined Canadian and U.S. tax rates	$(5,997)	$(6,561)	$(2,235)
Change in Canadian tax rate	26	—	(364)
Non-deductible expenses	446	185	94
Investment tax credits (i)	—	—	(5)
Change in valuation allowance	5,525	4,519	2,500
Reversal of tax benefit related to taxable preferred stock	—	1,685	—
Other impact upon conversion of taxable preferred stock	—	172	5

Income tax recovery (i)	$—	$—	$(5)

(i)

Income tax recovery for the years ended December 31, 2015, 2014 and 2013 were all related to AQXP Canada’s Canadian investment tax credits. For periods prior to June 2010, AQXP Canada was able to claim

Canadian refundable investment tax credits. As described in Note 2(i), when investment tax credits subsequently received are less or more than originally recorded, the difference is treated as a change in estimate and recorded as part of current income tax recovery.

	DECEMBER 31, 2015	DECEMBER 31, 2014	DECEMBER 31, 2013
Net (loss) income before taxes:
Canada	$(18,382)	$(20,538)	$(8,881)
U.S.	(3,478)	(3,489)	147

Total	$(21,860)	$(24,027)	$(8,734)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows:

	DECEMBER 31, 2015	DECEMBER 31, 2014
Canadian net operating losses	$18,282	$13,858
U.S. net operating losses	2,499	1,403
Research and development deductions and credits	4,947	4,947
Other	410	405
Less: valuation allowance	(26,138)	(20,613)

Net deferred income tax assets	$—	$—

At December 31, 2015, the Company had net Canadian operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $70,316 (December 31, 2014 – approximately $53,302) expiring commencing in 2026 through 2035, and net US operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $7,140 (December 31, 2014 – approximately $4,009).

The Company also had unclaimed Canadian tax deductions with no expiry for scientific research and experimental development expenditures of approximately $10,532 at December 31, 2015 (December 31, 2014 –approximately $10,532). In addition, at December 31, 2015, the Company had approximately $2,698 (December 31, 2014 – approximately $2,698) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2019 through 2033.

Prior to the reorganization on March 12, 2014, the Company accrued non-current tax payable with respect to Canadian tax rules which impose a tax on Canadian corporation taxable preferred shares and their liquidation rights (See Note 7). Upon the stock converting into common shares at the time of the reorganization (See Note 7(d)), the accrued tax payable amount was derecognized in the financial statements. At December 31, 2015, the Company had accrued a non-current tax payable on preferred stock of $0 (December 31, 2014 – $0).

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

11. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consist of available-for-sale securities as follows:

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,014	$—	$(61)	$32,953
U.S. government agency securities	2,003	—	—	2,003

	$35,017	$—	$(61)	$34,956

Long-term investments:
U.S. government agency securities	$38,687	$—	$(229)	$38,458

Contractual maturities:
Due within one year	$35,017			$34,956
Due after one year through two years	38,687			38,458

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$12,199	$—	$(5)	$12,194
U.S. government agency securities	11,996	1	—	11,997

	$24,195	$1	$(5)	$24,191

Long-term investments:
U.S. government agency securities	$2,003	$—	$—	$2,003

Contractual maturities:
Due within one year	$24,195			$24,191
Due after one year through two years	2,003			2,003

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
December 31, 2015	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$32,953	$(61)	NA	NA

U.S. Government agency securities	38,458	(229)	N/A	N/A

December 31, 2014	$12,194	$(5)	NA	NA

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

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, accounts and other amounts receivable, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities. The Company holds short and long-term investments that are classified as available-for-sale securities, which are measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – December 31, 2015
Short-term investments – U.S. treasury securities	$32,953	—	—	$32,953
Short-term investments – U.S. government agency securities	2,003	—	—	2,003
Long-term investments – U.S. treasury securities	38,458	—	—	38,458
Long-term investments – U.S. government agency securities	—	—	—	—
Bank loan warrant derivative liabilities	—	—	(124)	(124)

	$73,414	$—	$(124)	$73,290

BALANCES – December 31, 2014
Short-term investments – U.S. treasury securities	$12,194	—	—	$12,194
Short-term investments – U.S. government agency securities	11,997	—	—	11,997
Investments – U.S. treasury securities	—	—	—	—
Investments – U.S. government agency securities	2,003	—	—	2,003
Bank loan warrant derivative liabilities	—	—	(72)	(72)

	$26,194	$—	$(72)	$26,122

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

Fair value of significant unobservable inputs (Level 3):

BANK LOAN WARRANT DERIVATIVE LIABILITIES
BALANCES – December 31, 2014	$72
Change in fair value of derivative liabilities	52

BALANCES – December 31, 2015	$124

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2015 and December 31, 2014.

At December 31, 2015, the Company had short-term investments consisting of available for sale securities of $34,956 and long-term investments consisting of available for sale securities of $38,458. Total gains for securities were $96 as of December 31, 2015. The Company’s long-term investments had contractual maturities of less than 24 months.

12. License and patent agreements

The Company has an agreement with Biolipox AB of Sweden for patent rights relating exclusively or principally to a specific class of compounds, which include AQX-1125. The terms of the agreement required the Company to pay CAD $50 immediately. Upon the first submission to the FDA of an Investigational New Drug (IND) for a compound from the acquired class of compounds, the Company was required to pay an additional CAD $250 in exchangeable shares. In June 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of this milestone upon the first submission to the FDA of an IND for AQX-1125. A further one-time CAD $3,000 milestone payment will be payable within 30 days of the commitment of financial resources by the Boards of Directors to advance one of the compounds from the acquired class of compounds into a Phase 3 clinical trial. Certain other milestone payments, totaling CAD $1,500 are payable upon the first commercial sale following regulatory approval of the first compound in each of the United States, Europe and Japan. The development of the technology is actively proceeding. There are no royalty payments due under this agreement as at December 31, 2015.

The Company has an exclusive license agreement with the University of British Columbia for a worldwide license to certain small molecule compounds and pharmaceutical compositions that are modulators of SHIP1 activity. The agreement expires at the earlier of the last expiry of any patent obtained related to the technology or through enactment of one of the termination clauses stipulated in the agreement. The Company paid annual maintenance fees of CAD $1 related to this agreement for the year ended December 31, 2015 (December 31, 2014—CAD $1) and have contingent payments totaling up to CAD $2,200 for the first drug product and CAD $1,500 for each subsequent drug product plus low single-digit royalties. The Company does not currently have any product candidates under development that are covered by the UBC license agreement.

The Company has an agreement with the British Columbia Cancer Agency and StemCell Technologies, Inc. for the assignment to the Company of certain patents to technology relating to SHIP1 in return for low single-digit royalty payment on product sales or low double-digit percentage of sublicense revenue. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The Company incurred maintenance fees of CAD $5 related to this agreement during the years ended December 31, 2015, 2014 and 2013. The Company does not currently have any product candidates under development that are covered by this agreement.

13. Commitments and contingencies

	TOTAL	LESS THAN ONE YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Milestone payment (1)	$2,160	$2,160	$—	$—	$—
Operating lease obligations (2)	35	35	—	—	—

	$2,195	$2,195	$—	$—	$—

1.	Under the Asset Purchase Agreement dated August 19, 2009 between the Company and Biolipox AB, upon the commitment of financial resources by our Board of Directors to advance AQX-1125 into a Phase 3 trial, a CAD $3 million milestone payment will be due to Biolipox AB. The dollar amounts shown in these columns reflect the US$ equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2015 daily noon exchange rate of US$0.72.
2.	AQXP Canada has a lease agreement for office space which commenced on January 1, 2014 and expires March 31, 2016. The dollar amounts shown in these columns reflect the US$ equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2015 daily noon exchange rate of US$0.72.

On January 1, 2016, the Company entered into a lease agreement for approximately 3,520 square feet of office space in San Bruno, California, that expires on December 31, 2018, with the option to extend the lease to December 31, 2021. The Company will be obligated to pay approximately $154 in annual basic rent for the first year, which shall increase to $159 in the second year and $164 in the third year. In addition to the basic rent, the Company will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2015.

On February 5, 2016, the Company signed a lease agreement to renew and expand the Canadian office space to approximately 10,946 square feet which is effective November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. The Company will be obligated to pay approximately CAD $252 in annual basic rent for each of the first two years, which shall increase to approximately CAD $263 for the third year and CAD $274 for each of the fourth and fifth years. In addition to the basic rent, the Company will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2015.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(d) Inherent limitation on the effectiveness of internal control. The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting

Item 9B. Other Information.

On March 10, 2016, our Board of Directors, on the recommendation of the Compensation Committee, approved agreements with each of our Canadian-based executive officers to establish that each such executive officer’s compensation will be set in U.S. dollars, to be converted into Canadian dollars on a semi-monthly basis at the Bank of Canada exchange rate that is in place five days prior to each payroll date. The form of agreement setting forth this arrangement is included as Exhibit 10.6 to this Annual Report on Form 10-K.

In addition, on March 10, 2016, our Compensation Committee approved increases in the 2016 base salaries for our named executive officers: David Main, our Chief Executive Officer and President (USD$460,000), Stephen Shrewsbury, our Chief Medical Officer and Senior Vice President, Corporate Development (USD$335,340), and Kamran Alam, our Chief Financial Officer and Vice President, Finance (USD$276,250).

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2015 fiscal year pursuant to Regulation 14A for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement, and the information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation” and “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding Committees of the Board of Directors” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

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

Aquinox Pharmaceuticals, Inc.

Date: March 14, 2016	By:	/s/ David J. Main
David J. Main President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Main David J. Main	Director, President & CEO (Principal Executive Officer)	March 14, 2016

/s/ Kamran Alam Kamran Alam	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016

/s/ Gary Bridger Gary Bridger	Director	March 14, 2016

/s/ Daniel Levitt Daniel Levitt	Director	March 14, 2016

/s/ Sean Nolan Sean Nolan	Director	March 14, 2016

/s/ Robert Pelzer Robert Pelzer	Director	March 14, 2016

/s/ Todd Simpson Todd Simpson	Director	March 14, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.	8-K	001-36327	3.1	March 12, 2014

3.2	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.	S-1	333-193615	3.6	February 28, 2014

4.1	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.	10-Q	001-36327	4.1	May 13, 2014

4.2	Warrant to Purchase Stock of the Registrant, issued to Silicon Valley Bank, dated October 23, 2013.	S-1	333-193615	4.7	January 28, 2014

10.1+	Joint Canadian Stock Option Plan.	S-1	333-193615	10.1	January 28, 2014

10.2+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan.	S-1	333-193615	10.2	January 28, 2014

10.3+	2014 Equity Incentive Plan	S-1	333-193615	10.3	January 28, 2014

10.4+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan	S-1	333-193615	10.4	January 28, 2014

10.5+	Form of Executive Employment Agreement. (AQXP Canada)	10-Q	001-36327	10.1	November 4, 2014

10.6+	Form of Agreement Regarding Executive Compensation in U.S. dollars					X

10.7+	Form of Executive Employment Agreement (AQXP USA)					X

10.8	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers.	S-1	333-193615	10.5	January 28, 2014

10.9†	Asset Purchase Agreement by and between the Registrant and Biolipox AB, dated August 19, 2009.	S-1	333-193615	10.12	February 28, 2014

10.10	Consent to Sublease dated December 11, 2013 between 560677 B.C. LTD. and Mark Anthony Group Inc. and Aquinox Pharmaceuticals Inc.	S-1	333-193615	10.16	February 28, 2014

10.11	Offer to Lease by and between the Registrant and Sun Life Assurance Company of Canada, dated February 15, 2010.	S-1	333-193615	10.11	January 28, 2014

10.12	Loan Agreement by and between Aquinox Pharmaceuticals Inc. and Silicon Valley Bank, dated October 23, 2013.	S-1	333-193615	10.13	January 28, 2014

10.13	Security Agreement by and between the Registrant and Silicon Valley Bank, dated October 23, 2013.	S-1	333-193615	10.14	January 28, 2014

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14	Security Agreement by and between Aquinox Pharmaceuticals Inc. and Silicon Valley Bank, dated October 23, 2013.	S-1	333-193615	10.15	January 28, 2014

10.15	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.	8-K	001-36327	10.1	February 5, 2016

21.1	List of subsidiaries of the Registrant.	S-1	333-193615	21.1	January 28, 2014

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.