Form 10-Q
period 2016-03-31
AQUINOX PHARMACEUTICALS, INC
filed 2016-05-10
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 17,211,986 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	MARCH 31, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents (Note 3)	$35,691	$39,526
Short-term investments (Note 8)	33,024	34,956
Receivables, prepayments and deposits	772	314

Total current assets	69,487	74,796

Property and equipment, net	104	89
Long-term investments (Note 8)	38,623	38,458

Total assets	$108,214	$113,343

Liabilities
Current liabilities
Accounts payable and other liabilities	$5,723	$4,792

Total current liabilities	5,723	4,792

Other liabilities (Note 4)	106	131

Total liabilities	5,829	4,923

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of March 31, 2016 and December 31, 2015; issued and outstanding, 17,211,986 as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	220,419	219,986
Accumulated deficit	(117,987)	(111,276)
Accumulated other comprehensive loss	(47)	(290)

Total stockholders’ equity	102,385	108,420

Total liabilities and stockholders’ equity	$108,214	$113,343

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Operating expenses
Research and development	$4,881	$4,567

General and administrative	1,953	1,472

Total operating expenses	6,834	6,039

Other income (expenses) (Note 6)	123	(373)

Net loss before income taxes	(6,711)	(6,412)

Net loss	$(6,711)	$(6,412)

Net loss per common stock - basic and diluted (Note 7)	$(0.39)	$(0.60)
Basic and diluted weighted average number of common stock outstanding	17,211,986	10,711,967

Comprehensive loss:
Net loss	$(6,711)	$(6,412)
Other comprehensive income – unrealized gain on available-for-sale securities	243	7

Comprehensive loss	$(6,468)	$(6,405)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Operating activities
Net loss	$(6,711)	$(6,412)
Non-cash items and reclassifications:
Change in fair value of derivative liabilities	(50)	7
Stock-based compensation	433	266
Foreign exchange loss and others	31	468
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(465)	(398)
Accounts payable and other liabilities	890	(231)

Cash used in operating activities	(5,872)	(6,300)

Investing activities
Purchase of investments	(13,002)	—
Proceeds from maturity of investments	15,025	6,066
Purchase of property and equipment	(27)	(6)

Cash provided by investing activities	1,996	6,060

Financing activities
Proceeds from exercise of stock options	—	72

Cash provided by financing activities	—	72

Effect of exchange rate changes on cash and cash equivalents	41	(455)

Net change in cash and cash equivalents during the period	(3,835)	(623)
Cash and cash equivalents, beginning of period	39,526	14,906

Cash and cash equivalents, end of period	$35,691	$14,283

Supplemental disclosure of cash flow information:
Interest received	$121	$15

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Condensed summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated and combined financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 14, 2016. Unless indicated otherwise, all amounts herein are expressed in thousands of United States dollars, except per share and share amounts.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Certain presentation related to the effect of foreign exchange on cash and cash equivalents in the consolidated statement of cash flows for the three months ended March 31, 2015 was corrected which resulted in a reclassification from “Foreign exchange loss and others” of $455 to “Effect of exchange rate changes on cash and cash equivalents” in the condensed consolidated statements of cash flows. The Company concluded that the reclassification and correction were immaterial to the condensed consolidated financial statements for the three months ended March 31, 2015.

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

(d) Derivative liabilities and fair value of financial instruments

The Company accounts for currently outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations and comprehensive loss.

The Company applied the residual value method to record the fair value of warrants issued with loans as a discount to the initial carrying amount of loans at the date of issuance. Loans were measured at amortized cost using the effective interest method which is a method of calculating the amortized cost of a financial liability and allocating the effective interest expense over the term of the financial liability. Interest expense was recorded in interest expense and financing costs in the consolidated statements of operations and comprehensive loss. The interest rate was the rate that exactly discounts estimated future cash payments throughout the term of the financial instrument to the net carrying amount of the financial liability. Debt issuance costs were capitalized, recorded as deferred financing costs, and were amortized into financing costs in the consolidated statements of operations and comprehensive loss using the effective interest method.

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

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents, short-term investments and long-term investments (March 31, 2016 - $103,927; December 31, 2015 - $111,366).

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted under certain circumstances. The Company is currently assessing the impact of ASU 2016-09 on the Company’s financial statements.

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $117,987 as of March 31, 2016, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	MARCH 31, 2016	DECEMBER 31, 2015
Cash	$4,073	$2,133
Cash equivalents	31,618	37,393

	$35,691	$39,526

4. Other Liabilities

	MARCH 31, 2016	DECEMBER 31, 2015
Warrant liability (a)	$74	$124
Capital lease obligation	7	7
Deferred rent liability	25	—

	$106	$131

(a) Warrant liability

Warrants issued with bank loan:

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4,000, of which $2,500 was received on October 30, 2013. The loan was repaid on March 28, 2014. Under the terms of the loan, SVB was issued warrants to purchase 11,363 shares of common stock at $10.56 per share. These warrants expire in 2023. Change in fair value of the warrants is periodically assessed and recorded in the consolidated statements of operations and comprehensive loss (Note 8).

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of March 31, 2016, total number of shares of common stock issued and outstanding was 17,211,986 (December 31, 2015 – 17,211,986). As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

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

As at March 31, 2016, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,960,235 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2015	865,457	$9.75	7.56	$2,393
Options granted	396,960	8.29
Options forfeited	(6,844)	12.25

Outstanding at March 31, 2016	1,255,573	$9.27	8.13	$999

Exercisable as of March 31, 2016	510,584	$8.87	6.51	$677

During the three months ended March 31, 2016, the Company granted 396,960 stock options to employees. The stock options granted to employees during the three months ended March 31, 2016 have exercise price per share ranging from $8.08 to $10.09 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the three months ended March 31, 2016, no shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Expected volatility	80%	98%
Expected dividends	0%	0%
Expected terms (years)	6.00	6.00
Risk free rate	1.27%	1.49%
Weighted average grant-date fair value of stock options	$5.67	$9.21

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $433 and $266 for the three months ended March 31, 2016 and March 31, 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $4,839 and $4,504 as of March 31, 2016 and March 31, 2015, respectively, which is expected to be recognized over a weighted-average period of 3.21 years (March 31, 2015 – 3.09 years)

6. Other income (expenses)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Change in fair value of derivative liability	$50	$(7)
Foreign exchange losses	(26)	(378)
Interest income	121	15
Miscellaneous	(22)	(3)

	$123	$(373)

7. Net loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per share as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Outstanding stock options	1,255,573	1,056,892
Common stock warrants	11,363	11,363

Total	1,266,936	1,068,255

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consisted of available-for-sale securities as follows:

March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,033	$2	$(11)	$33,024

Long-term investments:
U.S. treasury securities	$38,661	$—	$(38)	$38,623

Contractual maturities:
Due within one year	$33,033			$33,024
Due after one year through two years	38,661			38,623

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,014	$—	$(61)	$32,953
U.S. government agency securities	2,003	—	—	2,003

	$35,017	$—	$(61)	$34,956

Long-term investments:
U.S. government agency securities	$38,687	$—	$(229)	$38,458

Contractual maturities:
Due within one year	$35,017			$34,956
Due after one year through two years	38,687			38,458

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2016
U.S. treasury securities	$60,630	$(49)	N/A	N/A
December 31, 2015
U.S. treasury securities	$32,953	$(61)	N/A	N/A
U.S. Government agency securities	38,458	(229)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – March 31, 2016
Short-term investments – U.S. treasury securities	$33,024	$—	$—	$33,024
Long-term investments – U.S. treasury securities	38,623	—	—	38,623
Bank loan warrant derivative liabilities	—	—	(74)	(74)

	$71,647	$—	$(74)	$71,573

BALANCES – December 31, 2015
Short-term investments – U.S. treasury securities	$32,953	$—	$—	$32,953
Short-term investments – U.S. government agency securities	2,003	—	—	2,003
Long-term investments – U.S. treasury securities	38,458	—	—	38,458

Bank loan warrant derivative liabilities	—	—	(124)	(124)

	$73,414	$—	$(124)	$73,290

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury and U.S. government agency securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at March 31, 2016 and December 31, 2015.

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

Fair value of significant unobservable inputs (Level 3):

Three months ended March 31, 2016:	BANK LOAN WARRANT DERIVATIVE LIABILITIES
BALANCES – December 31, 2015	$124
Change in fair value of derivative liabilities	(50)

BALANCES – March 31, 2016	$74

There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2016.

At March 31, 2016, the Company had short-term investments consisting of available-for-sale securities of $33,024 and long-term investments consisting of available-for-sale securities of $38,623. Total gains for securities were $119 and $10 as of March 31, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated and combined financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We commenced operations as 6175813 Canada Inc., a corporation formed in December 2003 under the Canada Business Corporations Act. In May 2014, after a corporate restructuring, we changed the name of such entity to Aquinox Pharmaceuticals (Canada) Inc. (“AQXP Canada”). We incorporated Aquinox Pharmaceuticals (USA) Inc., a corporation under the laws of the State of Delaware, in May 2007. We subsequently changed the name of this corporation in January 2014 to Aquinox Pharmaceuticals, Inc. (“Aquinox USA”). Upon the completion of our initial public offering (“IPO”) in March 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA. We have operations in Vancouver, British Columbia and San Bruno, California.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidate. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of March 31, 2016, we had $107.3 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2016 were $6.7 million, compared to $6.4 million for the three months ended March 31, 2015. As of March 31, 2016, we had an accumulated deficit of $118.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Research and development	$4,881	$4,567
General and administrative	1,953	1,472

Total operating expenses	$6,834	$6,039

Research and Development Expenses

We are currently developing AQX-1125 as a treatment in interstitial cystitis/bladder pain syndrome (IC/BPS), a chronic inflammatory disease of the bladder. In 2015, we completed and reported results from our Leadership trial (Leadership 201 trial), a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in female patients with IC/BPS. The primary endpoint was to measure the difference in the change from baseline in the mean daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary (e-diary). Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. A total of 69 subjects were enrolled. We intend to proceed with further development of AQX-1125 in IC/BPS, including finalizing pivotal trial designs to support product registration in consultation with the appropriate regulatory authorities. Subject to feedback from the U.S. Food and Drug Administration (FDA) and other regulatory authorities, we anticipate conducting two Phase 3 clinical trials of AQX-1125 in IC/BPS, with the first trial (Leadership 301 trial) commencing in 2016. The Leadership 301 trial will be a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by one of two extension periods, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 trial will be informed, in part, by the first trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

In January 2016, we received the official minutes from the December 8, 2015 meeting with the Division of Bone, Reproductive and Urologic Products of the FDA. Discussed at the meeting were guidance and recommendations regarding proposed pivotal trial designs with AQX-1125 for IC/BPS, as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration.

We also completed a clinical trial in January 2016 demonstrating bioequivalence between AQX-1125 capsules and tablets. All our future clinical development of AQX-1125 will utilize the tablets.

In March 2016 we received scientific advice from the European Medicines Agency (EMA) following our meeting with the Scientific Advice Working Party (SAWP) of the Committee for Medicinal Products for Human Use (CHMP) of the EMA. The advice concerns current planning for development of AQX-1125 in the treatment of patients with IC/BPS and includes recommendations regarding proposed Phase 3 placebo-controlled pivotal trial designs in IC/BPS, as well as additional registration-enabling clinical, preclinical, and manufacturing activities that are either underway or planned. The scientific advice is generally consistent with minutes received from the FDA following our December 2015 meeting with the FDA. Similar to the U.S., we are preparing to submit our protocol and supporting documents with a number of health authorities in Europe to conduct our first Phase 3 clinical trial.

During 2015 we also completed the Flagship and Kinship trials. The Flagship trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg, oral, once daily AQX-1125 to reduce the effects of exacerbations in 400 unstable patients with moderate to severe chronic obstructive pulmonary disease. The Kinship trial was a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of AQX-1125 to reduce characteristic symptoms in 54 patients with mild to moderate atopic dermatitis. Both the Flagship and Kinship trials failed to demonstrate efficacy but AQX 1125 was shown to be generally well tolerated by patients in both trials. We are currently not planning further development of AQX-1125 for the treatment of COPD or atopic dermatitis.

Our research and development expenses consist primarily of the following costs:

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

Overall, research and development expenses for the three months ended March 31, 2016 were $4.9 million compared to $4.6 million for the three months ended March 31, 2015. Higher expenditure during the three months ended March 31, 2016 was primarily driven by increased expenditures on clinical activities as we progress towards the initiation of our Phase 3 clinical trial of AQX-1125 in IC/BPS. We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of AQX-1125, particularly in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs and professional fees for legal, patent review, consulting and accounting services.

For the three months ended March 31, 2016, general and administrative expenses were $2.0 million compared to $1.5 million for the three months ended March 31, 2015. The increase was primarily the result of higher personnel related costs and the establishment of an office in San Bruno, California.

Other income (expenses)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Change in fair value of derivative liability	$50	$(7)
Foreign exchange losses	(26)	(378)
Interest income	121	15
Miscellaneous	(22)	(3)

Total other income (expenses)	$123	$(373)

Derivative liability consisted of warrants issued to Silicon Valley Bank under the terms of a loan agreement. It is re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liabilities.

Foreign exchange losses were primarily the results of the net effects of change in foreign exchange rates on our foreign currency holdings and foreign currency liabilities.

Interest income increased significantly during the three months ended March 31, 2016 compared to the same period in 2015 as a result of higher cash and investment balances for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $5.9 million and $6.3 million of cash flows during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $118.0 million, working capital of $63.8 million and cash, cash equivalents and short-term and long-term investments of $107.3 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(5,872)	$(6,300)
Investing activities	1,996	6,060
Financing activities	—	72
Effect of exchange rate changes on cash and cash equivalents	41	(455)

Net change in cash and cash equivalents	$(3,835)	$(623)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2016 declined despite higher operating expenses compared to the three months ended March 31, 2015. This was primarily a timing difference as we incurred significant expenditures late in the quarter ending March 31, 2016 with payments occurring in the subsequent month.

Net cash provided by investing activities

Net cash provided by investing activities for the three month periods ended March 31, 2016 and 2015 were primarily the results of the maturity of short-term investments.

Net cash provided by financing activities

For the three months ended March 31, 2015, net cash provided by financing activities was the result of the exercise of stock options.

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

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our significant accounting policies during the three months ended March 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted under certain circumstances. We are currently assessing the impact of ASU 2016-09 on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2016, we had holdings in U.S. government securities of $71.5 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.7 million in the fair value of our investment portfolio as of March 31, 2016.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended March 31, 2016 and 2015, our foreign exchange losses were $0.03 million and $0.4 million, respectively. The losses for both periods were the net results of the impact of changes in foreign exchange rates on our foreign currency portfolio and foreign currency payables. We currently do not hedge against foreign currency risk.

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

We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property or others.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2015 and 2014, and for the three months ended March 31, 2016, we reported net loss of $21.9 million, $24.0 million and $6.7 million, respectively. As of March 31, 2016, we had an accumulated deficit since inception of $118.0 million.

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

Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel small molecule drug candidates and undertaking preclinical studies and clinical trials of AQX-1125. We have not yet obtained regulatory approval for AQX-1125 or any future product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

We currently have no source of product revenue and may never become profitable.

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including AQX-1125 or any future product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for AQX-1125 or any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from AQX-1125, or any of our future product candidates, also depends on a number of additional factors, including our or any future collaborators’ ability to:

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•	the success or failure of clinical trials through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, including our Phase 3 trials of AQX-1125, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the clinical trials we are conducting, or may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our COPD proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125 failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In addition, our Phase 2 Leadership 201 clinical trial in IC/BPS failed to demonstrate statistically significant results in its primary endpoint and our Phase 2 Kinship clinical trial failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. While we do not anticipate any future delays, there can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of AQX-1125 or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

As an organization, we have never conducted a Phase 3 pivotal clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.

Based on the results of our Leadership 201 trial, we have discussed with the FDA and EMA their guidance and recommendations regarding proposed Phase 3 pivotal trial designs with AQX-1125 for IC/BPS as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a Phase 3 pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

If we experience delays in the completion or termination of, any clinical trial of AQX-1125 or any future product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, and jeopardize our ability to commence product sales, which would impair our ability to generate revenues and may harm our business, results of operations, financial condition and cash flows and future prospects. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of AQX-1125 or our future product candidates.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from our Leadership 201, Flagship and Kinship clinical trials conducted outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of AQX-1125 or any future product candidates.

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

Additionally, if AQX-1125 or any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•	the FDA may require the establishment or modification of REMS or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to subjects or patients;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of AQX-1125 or our future product candidates, if any, may be.

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

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs.

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

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use AQX-1125, or our future product candidates, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what that level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for AQX-1125 or any future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, AQX-1125, and will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing AQX-1125 or our future product candidates. Some of these competitive products and therapies may be based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If AQX-1125 were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now off patent. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to IC/BPS, or for other diseases which we may develop AQX-1125 or other SHIP1 activators for in the future. Such companies include Pfizer, AbbVie, Urigen, Astellas, Allergan, and Afferent.

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

As of March 31, 2016, we had 28 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. We recently opened an office in California, in part, to support this growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of AQX-1125 or our future product candidates could be delayed.

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

We have extensively relied upon, and plan to continue to extensively rely upon, third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

We rely on third-party vendors and CROs for preclinical studies and clinical trials related to our drug development efforts. Switching or adding additional CROs would involve additional cost and requires management time and focus. Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. If any of our relationships with our third-party CROs terminate, we could experience a significant delay in identifying, qualifying and managing performance of a comparable third-party service provider, which could adversely affect our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. We may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms.

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

We may be subject to claims by third parties claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including each member of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. In addition, third parties may from time to time make claims over what we regard as our intellectual property, or we may get into disputes with licensors or licensees of our intellectual property rights over the interpretation of the license terms. Our licensors may have the right to terminate their license agreements with us or pursue damages or other legal remedies. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, Baker Bros. Advisors LP and its affiliates, which together are our largest stockholders, beneficially owned approximately 45.0% of our common stock as of March 16, 2016. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. There was no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of March 31, 2016, we had used approximately $33.5 million of the proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 5, 2016, Dr. Stephen Shrewsbury, M.D., the Company’s Senior Vice President of Clinical Development and Chief Medical Officer, gave notice that he will resign from his position effective August 5, 2016 unless earlier as agreed by the Company. Dr. David Green, Vice President of Clinical Operations, remains responsible for the Company’s clinical trial activities, including the planned Phase 3 trial for AQX-1125 in IC/BPS, and may assume on a temporary basis some of Dr. Shrewsbury’s operational duties until a permanent replacement is hired.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

10.1(4)	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.

10.2(5)	Form of Agreement Regarding Executive Compensation in U.S. dollars

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 (File No. 001-36327) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: May 10, 2016	/s/ David J. Main
David J. Main President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	/s/ Kamran Alam
Kamran Alam Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

10.1(4)	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.

10.2(5)	Form of Agreement Regarding Executive Compensation in U.S. dollars

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016 (File No. 001-36327) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (File No. 001-36327) and incorporated herein by reference.