Form 10-Q
period 2016-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2016-08-04
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, there were 17,212,637 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	JUNE 30, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents (Note 3)	$22,470	$39,526
Short-term investments (Note 8)	44,089	34,956
Receivables, prepayments and deposits	1,090	314

Total current assets	67,649	74,796

Property and equipment, net	387	89
Long-term investments (Note 8)	32,664	38,458

Total assets	$100,700	$113,343

Liabilities
Current liabilities
Accounts payable and other liabilities	$8,497	$4,792

Total current liabilities	8,497	4,792

Other liabilities (Note 4)	114	131

Total liabilities	8,611	4,923

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of June 30, 2016 and December 31, 2015; issued and outstanding, 17,212,637 as of June 30, 2016 and 17,211,986 as of December 31, 2015	—	—
Additional paid-in capital	220,905	219,986
Accumulated deficit	(128,888)	(111,276)
Accumulated other comprehensive income (loss)	72	(290)

Total stockholders’ equity	92,089	108,420

Total liabilities and stockholders’ equity	$100,700	$113,343

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$9,235	$3,619	$14,116	$8,186
General and administrative	1,830	1,173	3,783	2,646

Total operating expenses	11,065	4,792	17,899	10,832

Other income (expenses) (Note 6)	164	42	287	(330)

Net loss before income taxes	(10,901)	(4,750)	(17,612)	(11,162)

Net loss	$(10,901)	$(4,750)	$(17,612)	$(11,162)

Net loss per common stock - basic and diluted (Note 7)	$(0.63)	$(0.44)	$(1.02)	$(1.04)

Basic and diluted weighted average number of common stock outstanding	17,212,007	10,723,584	17,211,997	10,717,808

Comprehensive loss:
Net loss	$(10,901)	$(4,750)	$(17,612)	$(11,162)
Other comprehensive income – unrealized gain on available-for-sale securities	119	1	362	8

Comprehensive loss	$(10,782)	$(4,749)	$(17,250)	$(11,154)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Operating activities
Net loss	$(17,612)	$(11,162)
Non-cash items and reclassifications:
Change in fair value of derivative liabilities	(73)	(6)
Stock-based compensation	915	721
Foreign exchange loss and others	48	425
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(771)	(445)
Accounts payable and other liabilities	3,705	(1,232)

Cash used in operating activities	(13,788)	(11,699)

Investing activities
Purchase of investments	(34,557)	—
Proceeds from maturity of investments	31,575	12,094
Purchase of property and equipment	(320)	(6)

Cash (used in) provided by investing activities	(3,302)	12,088

Financing activities
Proceeds from exercise of stock options	4	96
Payment on capital lease obligation	(1)	—
Public offering costs	—	(76)

Cash provided by financing activities	3	20

Effect of exchange rate changes on cash and cash equivalents	31	(399)

Net change in cash and cash equivalents during the period	(17,056)	10
Cash and cash equivalents, beginning of period	39,526	14,906

Cash and cash equivalents, end of period	$22,470	$14,916

Supplemental disclosure of cash flow information:
Interest received	$249	$27
Non-cash financing activities:
Accrued offering costs	$—	$11

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Certain presentation related to the effect of foreign exchange on cash and cash equivalents in the consolidated statement of cash flows for the six months ended June 30, 2015 was corrected, which resulted in a reclassification from “Foreign exchange loss and others” of $399 to “Effect of exchange rate changes on cash and cash equivalents” in the condensed consolidated statements of cash flows. The Company concluded that the correction was immaterial to the condensed consolidated financial statements for the six months ended June 30, 2015.

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

(c) Short and long-term investments

Short-term investments consist of bank term deposits and U.S. government securities with initial maturities of less than a year. Long-term investments consist of U.S. government securities with initial maturities of greater than a year but less than two years. Short-term investments and long-term investments are both classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive income. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

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

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents, short-term investments and long-term investments (June 30, 2016 - $92,370; December 31, 2015 - $111,366).

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

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $128,888 as of June 30, 2016, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	JUNE 30, 2016	DECEMBER 31, 2015
Cash	$7,895	$2,133
Cash equivalents	14,575	37,393

	$22,470	$39,526

4. Other Liabilities

	JUNE 30, 2016	DECEMBER 31, 2015
Warrant liability (a)	$51	$124
Capital lease obligation	7	7
Deferred rent liability	56	—

	$114	$131

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

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of June 30, 2016, the total number of shares of common stock issued and outstanding was 17,212,637 (December 31, 2015 – 17,211,986). As of June 30, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

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

As at June 30, 2016, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,977,225 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2015	865,457	$9.75	7.56	$2,393
Options granted	476,460	8.19
Options exercised	(651)	5.76
Options expired	(8,008)	9.52
Options forfeited	(82,144)	9.39

Outstanding at June 30, 2016	1,251,114	$9.19	7.99	$189

Exercisable as of June 30, 2016	542,609	$8.98	6.46	$189

During the six months ended June 30, 2016, the Company granted 438,960 stock options to employees and 37,500 stock options to non-employee directors. The stock options granted to employees during the six months ended June 30, 2016 have exercise prices per share ranging from $7.73 to $10.09 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the six months ended June 30, 2016 have an exercise price per share of $7.73 and have a vesting period of one year in equal monthly installment from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the three and six months ended June 30, 2016, 651 shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Expected volatility	79%	95%	80%	98%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.40
Risk free rate	1.26%	1.25%	1.27%	1.47%
Weighted average grant-date fair value of stock options	$5.27	$5.69	$5.61	$9.02

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to income for the plans was $482 and $915 for the three and six months ended June 30, 2016, respectively, and $455 and $721 for the three and six months ended June 30, 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $4,321 and $4,166 as of June 30, 2016 and June 30, 2015, respectively, which is expected to be recognized over a weighted-average period of 2.96 years (June 30, 2015 – 2.95 years)

6. Other income (expenses)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Change in fair value of derivative liability	$23	$13	$73	$6
Foreign exchange gain (losses)	6	21	(20)	(357)
Interest income	128	12	249	27
Miscellaneous	7	(4)	(15)	(6)

	$164	$42	$287	$(330)

7. Net loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per share as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE AND SIX MONTHS ENDED JUNE 30,
	2016	2015
Outstanding stock options	1,251,114	1,067,799
Common stock warrants	11,363	11,363

	1,262,477	1,079,162

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consist of available-for-sale securities as follows:

June 30, 2016

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$44,062	$27	$—	$44,089

Long-term investments:
U.S. treasury securities	$32,619	$45	$—	$32,664

Contractual maturities:
Due within one year	$44,062			$44,089
Due after one year through two years	32,619			32,664

December 31, 2015

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,014	$—	$(61)	$32,953
U.S. government agency securities	2,003	—	—	2,003

	$35,017	$—	$(61)	$34,956

Long-term investments:
U.S. treasury securities	$38,687	$—	$(229)	$38,458

Contractual maturities:
Due within one year	$35,017			$34,956
Due after one year through two years	38,687			38,458

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
June 30, 2016
U.S. treasury securities	$5,498	$—	N/A	N/A

December 31, 2015
U.S. treasury securities	$71,411	$(290)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – June 30, 2016
Short-term investments – U.S. treasury securities	$44,089	$—	$—	$44,089
Long-term investments – U.S. treasury securities	32,664	—	—	32,664
Bank loan warrant derivative liabilities	—	—	(51)	(51)

	$76,753	$—	$(51)	$76,702

BALANCES – December 31, 2015
Short-term investments – U.S. treasury securities	$32,953	$—	$—	$32,953
Short-term investments – U.S. government agency securities	2,003	—	—	2,003
Long-term investments – U.S. treasury securities	38,458	—	—	38,458
Bank loan warrant derivative liabilities	—	—	(124)	(124)

	$73,414	$—	$(124)	$73,290

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury and U.S. government agency securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at June 30, 2016 and December 31, 2015.

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

Fair value of significant unobservable inputs (Level 3):

BANK LOAN WARRANT DERIVATIVE LIABILITIES
Three months ended June 30, 2016:
BALANCES – March 31, 2016	$74
Change in fair value of derivative liabilities	(23)

BALANCES – June 30, 2016	$51

Six months ended June 30, 2016:
BALANCES – December 31, 2015	$124
Change in fair value of derivative liabilities	(73)

BALANCES – June 30, 2016	$51

There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2016.

At June 30, 2016, the Company had short-term investments consisting of available-for-sale securities of $44,089 and long-term investments consisting of available-for-sale securities of $32,664. Total realized gains for securities were $245 and $19 for the six months ended June 30, 2016 and 2015, respectively.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidate. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of June 30, 2016, we had $99.2 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2016 were $17.6 million, compared to $11.2 million for the six months ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of $128.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
Research and development	$9,235	$3,619	$14,116	$8,186
General and administrative	1,830	1,173	3,783	2,646

	$11,065	$4,792	$17,899	$10,832

Research and Development Expenses

We are currently developing AQX-1125 as a treatment in IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and has initiated activities for the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301 trial), which we expect to commence in the third quarter of 2016, is a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by one of two extension periods, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 trial will be informed, in part, by the Leadership 301 trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

In January 2016, we received the official minutes from the December 8, 2015 meeting with the Division of Bone, Reproductive and Urologic Products of the FDA. Discussed at the meeting were guidance and recommendations regarding proposed pivotal trial designs with AQX-1125 for IC/BPS, as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration. In May 2016, we submitted to the FDA our proposed clinical trial protocol for our Leadership 301 trial.

We also completed a clinical trial in January 2016 demonstrating bioequivalence between AQX-1125 capsules and tablets. All our future clinical development of AQX-1125 will utilize the tablets.

In March 2016 we received scientific advice from the European Medicines Agency (EMA) following our meeting with the Scientific Advice Working Party (SAWP) of the Committee for Medicinal Products for Human Use (CHMP) of the EMA. The advice concerns current planning for development of AQX-1125 in the treatment of patients with IC/BPS and includes recommendations regarding proposed Phase 3 placebo-controlled pivotal trial designs in IC/BPS, as well as additional registration-enabling clinical, preclinical, and manufacturing activities that are either underway or planned. The scientific advice is generally consistent with minutes received from the FDA following our December 2015 meeting with the FDA. We are in the process of submitting our protocol and supporting documents to a number of health authorities in Europe to conduct the Leadership 301 clinical trial.

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

Overall, research and development expenses for the three and six months ended June 30, 2016 were $9.2 million and $14.1 million, respectively, compared to $3.6 million and $8.2 million for the three and six months ended June 30, 2015, respectively. Higher expenditure during the three and six months ended June 30, 2016 was primarily driven by increased expenditures on clinical activities as we progress towards the initiation of our Leadership 301 clinical trial of AQX-1125 in IC/BPS and accrual of a milestone payment of $2.3 million (CAD $3.0 million) to Biolipox AB, or Biolipox, pursuant to the terms of an asset purchase agreement with Biolipox. Under the terms of this asset purchase agreement with Biolipox which was entered into in 2009, we may also be required to make further milestone payments totaling up to CAD $1.5 million upon first commercial sale in the United States, Europe or Japan. There are no royalty payments due under this agreement.

We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of AQX-1125, particularly as a result of our Leadership 301 trial and other clinical development in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs and professional fees for legal, patent review, consulting and accounting services.

For the three and six months ended June 30, 2016, general and administrative expenses were $1.8 million and $3.8 million, respectively. This compared to $1.2 million and $2.6 million for the three and six months ended June 30, 2015, respectively. The increase was primarily the result of higher personnel related costs and the establishment of an office in San Bruno, California.

Other income (expenses)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2016	2015	2016	2015
Change in fair value of derivative liability	$23	$13	$73	$6
Foreign exchange gain (losses)	6	21	(20)	(357)
Interest income	128	12	249	27
Miscellaneous	7	(4)	(15)	(6)

Other income (expenses)	$164	$42	$287	$(330)

Derivative liability consisted of warrants issued to Silicon Valley Bank under the terms of a loan agreement. It is re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liability.

Foreign exchange losses were primarily the results of the net effects of change in foreign exchange rates on our foreign currency holdings and foreign currency liabilities.

Interest income increased significantly during the three and six months ended June 30, 2016 compared to the same periods in 2015 as a result of higher cash and investment balances for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $13.8 million and $11.7 million of cash flows during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $128.9 million, working capital of $59.2 million and cash, cash equivalents and short-term and long-term investments of $99.2 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(13,788)	$(11,699)
Investing activities	(3,302)	12,088
Financing activities	3	20
Effect of exchange rate changes on cash and cash equivalents	31	(399)

Net change in cash and cash equivalents	$(17,056)	$10

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 due to higher operating expenses as described above.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the six month periods ended June 30, 2016 increased compared to the net cash provided by investing activities for the six months ended June 30, 2015 due to significant net purchase of investments during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 when there was significant amount of investments maturing.

Net cash provided by financing activities

For the six months ended June 30, 2016 and 2015, net cash provided by financing activities was the result of the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our significant accounting policies during the six months ended June 30, 2016.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2016, we had holdings in U.S. government securities of $91.3 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.6 million in the fair value of our investment portfolio as of June 30, 2016.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended June 30, 2016 and 2015 and the six months ended June 30, 2016, we have immaterial amounts of foreign exchange gains and losses. For the six months ended June 30, 2015, our foreign exchange losses were $0.4 million. The losses for the six months ended June 30, 2015 were the net results of the impact of changes in foreign exchange rates on our foreign currency portfolio and foreign currency payables. We currently do not hedge against foreign currency risk.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2015 and 2014, and for the six months ended June 30, 2016, we reported net loss of $21.9 million, $24.0 million and $17.6 million, respectively. As of June 30, 2016, we had an accumulated deficit since inception of $128.9 million.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for AQX-1125 and any future product candidates;

•	the clinical development plans we establish for AQX-1125 or any future product candidates;

•	the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;

•	the number and characteristics of product candidates that we discover, or in-license and develop;

•	the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and

•	the costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in territories where we choose to commercialize products on our own.

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

As an organization, we have never conducted a Phase 3 pivotal clinical trial or submitted an NDA to the FDA or comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

Based on the results of our Leadership 201 trial, we have discussed with the FDA and EMA their guidance and recommendations regarding proposed Phase 3 pivotal trial designs with AQX-1125 for IC/BPS as well as additional supportive clinical, preclinical and manufacturing activities to inform the design of those trials and that could potentially be required for registration. In May 2016, we submitted to the FDA our proposed clinical trial protocol for our Leadership 301 trial. The conduct of pivotal clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not conducted a Phase 3 pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

As of June 30, 2016, we had 32 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. We recently opened an office in California, in part, to support this growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2015, our common stock’s sales price on The NASDAQ Global Market ranged from a low of $1.38 to a high of $55.75. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. There was no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of June 30, 2016, we had used approximately $41.6 million of the proceeds from our IPO.

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