Form 10-Q
period 2016-09-30
AQUINOX PHARMACEUTICALS, INC
filed 2016-11-09
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 23,423,150 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents (Note 3)	$86,225	$39,526
Short-term investments (Note 8)	59,711	34,956
Receivables, prepayments and deposits	676	314

Total current assets	146,612	74,796
Property and equipment, net	791	89
Long-term investments (Note 8)	16,666	38,458

Total assets	$164,069	$113,343

Liabilities
Current liabilities
Accounts payable and other liabilities	$8,564	$4,792

Total current liabilities	8,564	4,792
Other liabilities (Note 4)	142	131

Total liabilities	8,706	4,923

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of September 30, 2016 and December 31, 2015; issued and outstanding, 23,423,150 as of September 30, 2016 and 17,211,986 as of December 31, 2015	—	—
Additional paid-in capital	292,405	219,986
Accumulated deficit	(137,034)	(111,276)
Accumulated other comprehensive loss	(8)	(290)

Total stockholders’ equity	155,363	108,420

Total liabilities and stockholders’ equity	$164,069	$113,343

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Operating expenses
Research and development	$6,134	$3,687	$20,250	$11,873
General and administrative	2,149	1,230	5,932	3,874

Total operating expenses	8,283	4,917	26,182	15,747

Other income (expenses) (Note 6)	137	(118)	424	(450)

Net loss before income taxes	(8,146)	(5,035)	(25,758)	(16,197)

Net loss	$(8,146)	$(5,035)	$(25,758)	$(16,197)

Net loss per common stock - basic and diluted (Note 7)	$(0.46)	$(0.43)	$(1.48)	$(1.46)
Basic and diluted weighted average number of common stock outstanding	17,690,362	11,841,147	17,372,616	11,096,369
Comprehensive loss:
Net loss	$(8,146)	$(5,035)	$(25,758)	$(16,197)
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale securities	(80)	(1)	282	7

Comprehensive loss	$(8,226)	$(5,036)	$(25,476)	$(16,190)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Operating activities
Net loss	$(25,758)	$(16,197)
Non-cash items and reclassifications:
Change in fair value of derivative liabilities	(81)	70
Stock-based compensation	1,405	1,145
Foreign exchange loss and others	122	505
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(357)	(318)
Accounts payable and other liabilities	3,440	(1,515)

Cash used in operating activities	(21,229)	(16,310)

Investing activities
Purchase of investments	(56,336)	—
Proceeds from maturity of investments	53,598	18,163
Purchase of property and equipment	(616)	(16)

Cash (used in) provided by investing activities	(3,354)	18,147

Financing activities
Public offering of common stock	75,368	98,038
Public offering costs	(4,531)	(6,063)
Proceeds from exercise of stock options	440	1,121
Payment on capital lease obligation	(2)	—

Cash provided by financing activities	71,275	93,096

Effect of exchange rate changes on cash and cash equivalents	7	(466)

Net change in cash and cash equivalents during the period	46,699	94,467
Cash and cash equivalents, beginning of period	39,526	14,906

Cash and cash equivalents, end of period	$86,225	$109,373

Supplemental disclosure of cash flow information:
Interest received	$391	$36
Non-cash investing and financing activities:
Assets acquired through capital leases	$35	$—
Accrued purchase of property & equipment	103	—
Accrued offering costs	306	169
Exercise of warrants on a net settlement basis	(43)	—

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

Certain presentation related to the effect of foreign exchange on cash and cash equivalents in the consolidated statement of cash flows for the nine months ended September 30, 2015 was corrected, which resulted in a reclassification from “Foreign exchange loss and others” of $466 to “Effect of exchange rate changes on cash and cash equivalents” in the condensed consolidated statements of cash flows. The Company concluded that the correction was immaterial to the condensed consolidated financial statements for the nine months ended September 30, 2015.

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

(c) Short and long-term investments

Short-term investments consist of bank term deposits and U.S. government securities with initial maturities of less than a year. Long-term investments consist of U.S. government securities with initial maturities of greater than a year. Short-term investments and long-term investments are both classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive income. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

(d) Derivative liabilities and fair value of financial instruments

The Company accounts for outstanding detachable warrants to purchase common stock as liabilities as they are freestanding derivative financial instruments. The warrants are recorded as liabilities at fair value, estimated using a Black-Scholes option pricing model, and marked to market at each balance sheet date, with changes in the fair value of the derivative liabilities recorded in the consolidated statements of operations and comprehensive loss.

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the Company’s initial public offering in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of the Company’s common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation was used.

(f) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents, short-term investments and long-term investments (September 30, 2016 - $149,457; December 31, 2015 - $111,366).

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

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $137,034 as of September 30, 2016, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Cash	$13,008	$2,133
Cash equivalents	73,217	37,393

	$86,225	$39,526

4. Other Liabilities

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Warrant liability (a)	$—	$124
Capital lease obligation	26	7
Deferred rent liability	116	—

	$142	$131

(a) Warrant liability

Warrant issued with bank loan:

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4,000, of which $2,500 was received on October 30, 2013. The loan was repaid on March 28, 2014. Under the terms of the loan, SVB was issued a warrant to purchase 11,363 shares of common stock at $10.56 per share. On September 29, 2016, SVB exercised the warrant on a cashless basis and 3,001 common shares were issued as net settlement in accordance with the terms of the warrant agreement. Prior to the exercise, change in fair value of the warrant was periodically assessed and recorded in the consolidated statements of operations and comprehensive loss (Note 8).

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of September 30, 2016, the total number of shares of common stock issued and outstanding was 23,423,150 (December 31, 2015 – 17,211,986). As of September 30, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

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

As at September 30, 2016, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,953,137 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2015	865,457	$9.75	7.56	$2,393
Options granted	573,960	8.33
Options exercised	(55,663)	7.91
Options expired	(8,008)	9.52
Options forfeited	(82,144)	9.39

Outstanding at September 30, 2016	1,293,602	$9.22	7.92	$5,355

Exercisable as of September 30, 2016	526,197	$9.19	6.27	$2,195

During the nine months ended September 30, 2016, the Company granted 536,460 stock options to employees and 37,500 stock options to non-employee directors. The stock options granted to employees during the nine months ended September 30, 2016 have exercise prices per share ranging from $7.73 to $10.09 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the nine months ended September 30, 2016 have an exercise price per share of $7.73 and have a vesting period of one year in equal monthly installment from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10 year expiration period.

During the three and nine months ended September 30, 2016, 55,012 and 55,663 shares of common stock were issued upon exercise of options, respectively.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Expected volatility	87%	NA	81%	98%
Expected dividends	0%	NA	0%	0%
Expected terms (years)	6.00	NA	6.00	6.40
Risk free rate	1.07%	NA	1.23%	1.48%
Weighted average grant-date fair value of stock options	$6.50	NA	$5.76	$9.02

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense for the three and nine months ended September 30, 2016 were $490 and $1,405, respectively, and for the three and nine months ended September 30, 2015, were $424 and $1,145 respectively. Total unrecognized compensation cost for all stock-based compensation plans was $4,442 and $3,513 as of September 30, 2016 and September 30, 2015, respectively, which is expected to be recognized over a weighted-average period of 2.89 years (September 30, 2015 – 2.76 years).

(d) Public offering

On September 23, 2016, the Company completed an underwritten public offering of 6,152,500 shares of its common stock, including 802,500 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a price of $12.25 per share. The Company received gross proceeds of approximately $75.4 million before underwriting discounts and commissions of $4.5 million and other offering expenses of $0.4 million.

6. Other income (expenses)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Change in fair value of derivative liability	$8	$(76)	$81	$(70)
Foreign exchange losses	(1)	(48)	(21)	(405)
Interest income	142	9	391	36
Miscellaneous	(12)	(3)	(27)	(11)

	$137	$(118)	$424	$(450)

7. Net loss per share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per share as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per share as their effect would have been antidilutive:

	THREE AND NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Outstanding stock options	1,293,602	858,957
Common stock warrants	—	11,363

	1,293,602	870,320

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consist of available-for-sale securities as follows:

September 30, 2016

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$59,715	$8	$(12)	$59,711

Long-term investments:
U.S. treasury securities	$16,671	$1	$(6)	$16,666

Contractual maturities:
Due within one year	$59,715			$59,711
Due after one year through two years	16,671			16,666

December 31, 2015

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,014	$—	$(61)	$32,953
U.S. government agency securities	2,003	—	—	2,003

	$35,017	$—	$(61)	$34,956

Long-term investments:
U.S. treasury securities	$38,687	$—	$(229)	$38,458

Contractual maturities:
Due within one year	$35,017			$34,956
Due after one year through two years	38,687			38,458

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2016
U.S. treasury securities	$38,250	$(18)	N/A	N/A
December 31, 2015
U.S. treasury securities	$71,411	$(290)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – September 30, 2016
Short-term investments – U.S. treasury securities	$59,711	$—	$—	$59,711
Long-term investments – U.S. treasury securities	16,666	—	—	16,666

	$76,377	$—	$—	$76,377

BALANCES – December 31, 2015
Short-term investments – U.S. treasury securities	$32,953	$—	$—	$32,953
Short-term investments – U.S. government agency securities	2,003	—	—	2,003
Long-term investments – U.S. treasury securities	38,458	—	—	38,458
Bank loan warrant derivative liabilities	—	—	(124)	(124)

	$73,414	$—	$(124)	$73,290

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury and U.S. government agency securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at September 30, 2016 and December 31, 2015.

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

Fair value of significant unobservable inputs (Level 3):

BANK LOAN WARRANT DERIVATIVE LIABILITIES
Three months ended September 30, 2016:
BALANCES – June 30, 2016	$51
Change in fair value of derivative liabilities	(8)
Exercise of warrants	(43)

BALANCES – September 30, 2016	$—

BANK LOAN WARRANT DERIVATIVE LIABILITIES
Nine months ended September 30, 2016:
BALANCES – December 31, 2015	$124
Change in fair value of derivative liabilities	(81)
Exercise of warrants	(43)

BALANCES – September 30, 2016	$—

There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2016.

At September 30, 2016, the Company had short-term investments consisting of available-for-sale securities of $59,711 and long-term investments consisting of available-for-sale securities of $16,666. Total realized gains for securities were $383 and $26 for the nine months ended September 30, 2016 and 2015, respectively.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our preclinical programs and our clinical-stage product candidate. We have funded our operations primarily through the sale of common stock and preferred stock and through debt financing. As of September 30, 2016, we had $162.6 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the nine months ended September 30, 2016 were $25.8 million, compared to $16.2 million for the nine months ended September 30, 2015. As of September 30, 2016, we had an accumulated deficit of $137.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations primarily through public or private equity or debt financings or other sources. Additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Results of Operations

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and royalties from the sale of products developed under licenses of our intellectual property.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Research and development	$6,134	$3,687	$20,250	$11,873
General and administrative	2,149	1,230	5,932	3,874

	$8,283	$4,917	$26,182	$15,747

Research and Development Expenses

We are currently developing AQX-1125 as a treatment in IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and have initiated activities for the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301 trial), which commenced in the third quarter of 2016, is a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of up to 40 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients will be randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 clinical trial will be informed, in part, by the Leadership 301 trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

We have been in discussions with regulatory authorities with respect to the design of our clinical trials and have submitted, or are in the process of submitting, our protocol and supporting documents to conduct the Leadership 301 trial in the USA, Canada, and a number of jurisdictions in Europe.

We also completed a clinical trial in January 2016 demonstrating bioequivalence between AQX-1125 capsules and tablets. All our future clinical development of AQX-1125, including our Leadership 301 trial, will utilize tablets.

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

Overall, research and development expenses for the three and nine months ended September 30, 2016 were $6.1 million and $20.3 million, respectively, compared to $3.7 million and $11.9 million for the three and nine months ended September 30, 2015, respectively. Higher expenditure during the three and nine months ended September 30, 2016 was primarily driven by increased clinical activities as we initiated our Leadership 301 clinical trial of AQX-1125 in IC/BPS. In addition, for the nine months ended September 30, 2016, higher expenditures were also the result of the accrual of a milestone payment of $2.3 million (CAD $3.0 million) to Biolipox AB, or Biolipox, pursuant to the terms of an asset purchase agreement with Biolipox. Under the terms of this asset purchase agreement with Biolipox, which was entered into in 2009, we may also be required to make further milestone payments totaling up to CAD $1.5 million upon first commercial sale in the United States, Europe or Japan. There are no royalty payments due under this agreement.

We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of AQX-1125, particularly as a result of our Leadership 301 trial and other clinical development activities in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for executives and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs and professional fees for legal, patent review, consulting and accounting services.

For the three and nine months ended September 30, 2016, general and administrative expenses were $2.1 million and $5.9 million, respectively. This compared to $1.2 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. The increase was primarily the result of higher personnel related costs and the establishment of an office in San Bruno, California.

Other income (expenses)

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Change in fair value of derivative liability	$8	$(76)	$81	$(70)
Foreign exchange losses	(1)	(48)	(21)	(405)
Interest income	142	9	391	36
Miscellaneous	(12)	(3)	(27)	(11)

Other income (expenses)	$137	$(118)	$424	$(450)

Derivative liability consisted of a warrant issued to Silicon Valley Bank under the terms of a loan agreement. It is re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liability On September 29, 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result, we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Foreign exchange losses were primarily the result of the net effects of change in foreign exchange rates on our foreign currency holdings and foreign currency liabilities.

Interest income increased significantly during the three and nine months ended September 30, 2016 compared to the same periods in 2015 as a result of higher cash and investment balances during the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $21.2 million and $16.3 million of cash flows during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $137.0 million, working capital of $138.0 million and cash, cash equivalents and short-term and long-term investments of $162.6 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Net cash (used in) provided by:
Operating activities	$(21,229)	$(16,310)
Investing activities	(3,354)	18,147
Financing activities	71,275	93,096
Effect of exchange rate changes on cash and cash equivalents	7	(466)

Net change in cash and cash equivalents	$46,699	$94,467

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2016 increased compared to the nine months ended September 30, 2015 due to higher operating expenses as described above.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the nine month periods ended September 30, 2016 increased compared to the net cash provided by investing activities for the nine months ended September 30, 2015 due to a significant net purchase of investments during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 when there was a significant amount of investments maturing.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2016 resulted from the public offering of common shares in September 2016 for gross proceeds of $75.4 million, before underwriting discounts and commissions of $4.5 million, and proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities for the nine months ended September 30, 2015 resulted from the public offering of common shares in September 2015 for gross proceeds of $98.0 million, offset by offering costs of $6.1 million, and proceeds from the exercise of stock options of $1.1 million.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase as we continue our development of AQX-1125 in IC/BPS, as well as other clinical and preclinical activities. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2016.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2016, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2016, we had holdings in U.S. government securities of $148.9 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.6 million in the fair value of our investment portfolio as of September 30, 2016.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, we have immaterial amounts of foreign exchange gains and losses. For the nine months ended September 30, 2015, our foreign exchange losses were $0.4 million. The losses for the nine months ended September 30, 2015 were the net results of the impact of changes in foreign exchange rates on our foreign currency portfolio and foreign currency payables. We currently do not hedge against foreign currency risk.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2015 and 2014, and for the nine months ended September 30, 2016, we reported net losses of $21.9 million, $24.0 million and $25.8 million, respectively. As of September 30, 2016, we had an accumulated deficit since inception of $137.0 million.

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•	the success or failure of clinical trials through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, including our Leadership 301 clinical trial and any other Phase 3 trials of AQX-1125, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

We plan to use potential future operating losses and our federal and state net operating loss, or NOL, carryforwards to offset taxable income from revenue generated from operations or corporate collaborations. However, our ability to use NOL carryforwards could be limited.

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

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our operations in Canada. In addition, we utilize numerous clinical trial sites as part of our clinical trials for AQX-1125, many of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Canadian dollar, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of AQX-1125 and any of our future product candidates.*

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is AQX-1125, which has completed three Phase 2 clinical trials. In September 2016, we initiated dosing in our Leadership 301 Phase 3 clinical trial of AQX-1125 for the treatment of IC/BPS.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize AQX-1125 in a timely manner. As a result of the outcome of our Flagship and Kinship trials, we are currently not planning further development of AQX-1125 for the treatment of COPD or atopic dermatitis and therefore our near-term prospects are largely dependent on our ability to obtain favorable results from our Leadership 301 clinical trial in IC/BPS, as well as our anticipated additional clinical trials with AQX-1125. We cannot commercialize AQX-1125 or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize AQX-1125 or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for a New Drug Application typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of AQX-1125 or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of AQX-1125 or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if AQX-1125 or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for AQX-1125 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of AQX-1125 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for AQX-1125, the commercial success of AQX-1125 will depend on a number of factors, including the following:

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the Leadership 301 clinical trial, or any other clinical trials we may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our COPD proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125 failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In addition, our Phase 2 Leadership 201 clinical trial in IC/BPS failed to demonstrate statistically significant results in its primary endpoint and our Phase 2 Kinship clinical trial failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

We may experience delays in our ongoing or future clinical trials and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or be completed on schedule, if at all. While we do not anticipate any future delays, there can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of AQX-1125 or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (IRB) or ethics committee approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

As an organization, we have never completed a Phase 3 pivotal clinical trial or submitted an NDA to the FDA or other marketing applications to comparable foreign regulatory authorities before, and may be unable to do so for AQX-1125 or any product candidate we are developing.*

The conduct of pivotal clinical trials and the submission of a successful marketing application is a complicated process. As an organization, we have not completed a Phase 3 pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA to the FDA or any other marketing application to a foreign regulatory authority before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to marketing application submission and approval of AQX-1125 or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our Leadership 301 clinical trial or any other planned clinical trials, would prevent us from, or delay us in, commercializing AQX-1125 or any other product candidate we are developing.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, AQX-1125 or our future product candidates may be approved for fewer or more limited indications than we request, approval may be granted but contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if AQX-1125, or our future product candidates, produce undesirable side effects or safety issues, the FDA may require the establishment of a Risk Evaluation Mitigation Strategy, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Approval by the FDA does not ensure approval by comparable foreign regulatory authorities and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for regulatory approvals and even if we file we may not receive the necessary approvals to commercialize our products in any market.

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

Additionally, if AQX-1125 or any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

•	we may be forced to suspend marketing of such product;

•	regulatory authorities may withdraw their approvals of such product;

•	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of such products;

•	the FDA or other regulatory bodies may issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•	the FDA may require the establishment or modification of a REMS or a comparable foreign regulatory authority may require the establishment or modification of a similar strategy that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to subjects or patients;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP), requirements and other regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates, fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	impose restrictions on the marketing or manufacturing of the product candidates;

•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•	require us or any future collaborator to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific remediation actions and penalties for noncompliance;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications filed by us;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

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

In order to market and sell our products in the European Union and other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of AQX-1125 or any of our future product candidates by regulatory authorities in the European Union or another jurisdiction, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

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

As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

•	the federal Anti-Kickback Statute, which, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers;

•	the federal Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and

•	analogous state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaboration partners, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state data privacy and security, fraud and abuse and other healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, results of operations, financial condition and cash flows from future prospects, including the imposition of significant fines or other sanctions.

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

If AQX-1125 were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is now off patent. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to IC/BPS, or for other diseases which we may develop AQX-1125 or other SHIP1 activators for in the future. Such companies include Pfizer, AbbVie, Urigen, Astellas, Allergan, and Merck.

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

As of September 30, 2016, we had 34 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. We recently opened an office in California, in part, to support this growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for AQX-1125, and another CMO for the production of AQX-1125 final product formulation and packaging for clinical trials. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. We may encounter technical difficulties or delays in the transfer of AQX-1125 manufacturing on a commercial scale to additional third-party manufacturers. We may be unable to enter into agreements for commercial supply with third party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including reliance on the third party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control, including a failure to synthesize and manufacture our product candidates or any products we may eventually commercialize in accordance with our specifications, and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates and could cause us to incur higher costs and prevent us from commercializing our product candidates successfully. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of products, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

The trading price of our common stock has been and will continue to be volatile. For example, on July 8, 2015, the closing price of our common stock on The NASDAQ Global Market was $6.55, and on July 9, 2015, following our announcement of negative results from our Phase 2 Flagship clinical trial in COPD, the closing price was $2.13. Similarly, on August 6, 2015, the closing price of our common stock on The NASDAQ Global Market was $1.79 and on August 7, 2015, following our announcement of positive results from secondary endpoints in our Phase 2 Leadership 201 clinical trial in IC/BPS, the closing price was $10.42 and increased to $22.13 on August 14, 2015. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $124.6 million (remaining following the sale of $75.4 million of common stock in September 2016) and $52.0 million (remaining following the sale of $98.0 million of common stock in September 2015) of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, including any sale of up to $25 million worth of shares of our common stock pursuant to our Sales Agreement with Cowen and Company, LLC together with the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our stockholders. New investors could also gain rights, preferences and privileges senior to those of holders of our common stock.

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

Unregistered Sale of Securities

On September 29, 2016, we issued 3,001 shares of common stock at an exercise price of $10.56 per share, in connection with the exercise of common stock warrant, held by SVB. The number of shares issued upon the exercise of these warrants was reduced by an aggregate of 8,362 shares to effect the net exercise of the warrants in accordance with their terms. In issuing the above-mentioned shares, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (Registration No. 333-193615) was declared effective for our IPO. We issued 4,830,000 common shares for gross proceeds of $53.1 million, less offering cost of $5.3 million, resulting in net proceeds of $47.8 million. There was no material change in the planned use of proceeds from our IPO as described in our prospectus dated March 6, 2014, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. As of September 30, 2016, we had used all of the proceeds from our IPO.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: November 9, 2016	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(2)	Warrant to Purchase Stock of Aquinox Pharmaceuticals, Inc., issued to Silicon Valley Bank, dated October 23, 2013.

4.3(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.