Form 10-K
period 2016-12-31
AQUINOX PHARMACEUTICALS, INC
filed 2017-03-09
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The NASDAQ Global Market reported for such date. Excludes an aggregate of 7,834,112 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 23,423,150 shares of the registrant’s Common Stock issued and outstanding as of March 9, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

AQUINOX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

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

IC/BPS is a chronic inflammatory bladder disease characterized by pelvic pain and increased urinary urgency and/or frequency. For many sufferers, these symptoms are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities. While the cause of the disease remains largely unknown, erosion of the bladder lining is thought to be a significant contributor. IC/BPS is estimated to affect between 5 and 12 million people in the United States although the reported diagnosis rate is lower. IC/BPS is diagnosed more frequently in women but epidemiologic estimates suggest men may be equally affected. Most IC/BPS patients continue to suffer this debilitating condition, despite treatment with existing therapies, many unapproved for this indication, as these treatments have been reported to be of limited benefit. We believe new and innovative therapies that target the underlying disease in order to reduce the chronic pain and urinary symptoms are needed.

In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and have initiated the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301), which commenced enrollment in the third quarter of 2016, is a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 40 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients are randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 clinical trial will be informed, in part, by the Leadership 301 trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate compounds that target SHIP1. These compounds have both similar and distinct properties from AQX-1125. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds. Our longer-term strategy is to broaden our development activities for AQX-1125 and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer.

SHIP1 and the PI3K Pathway

Role and Regulation of the PI3K Pathway

The PI3K pathway is a cellular signaling pathway that has been linked to a diverse group of cellular functions and biological processes such as cell activation and migration, which are related to inflammation, and cell growth, proliferation and survival, which are related to cancer. As a result, the PI3K pathway is being evaluated by the academic community as well as by pharmaceutical and biotechnology companies in the areas of immune disorders and oncology.

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

SHIP1 as a Drug Target

We believe that inflammation can be reduced by activation of SHIP1, taking advantage of the natural modulation of the PI3K pathway. When activated, SHIP1 redirects signaling in immune cells to reduce their activation and migration, thereby reducing inflammation while still allowing these cells to maintain cell growth and survival. Our scientific founders, based at the University of British Columbia, were the first to discover SHIP1 and show that small molecules could activate it, thereby making it a potential target for a new class of anti-inflammatory drugs. Additionally, other academic scientists have shown that certain immune cell cancers have suppressed levels of SHIP1, making such cancers also potential targets for SHIP1 activators. SHIP1 is predominantly present in immune cells. Therefore, SHIP1 activators target immune cells to cause an anti-inflammatory effect while minimizing effects in other tissues.

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

AQX-1125

AQX-1125 is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of AQX-1125. These trials have demonstrated a good tolerability profile, with over 200 subjects receiving AQX-1125 in two Phase 2 trials for periods of 12 weeks. Furthermore, our Phase 2 trial results were consistent with the pharmaceutical properties and anti-inflammatory activities demonstrated in our preclinical studies, where AQX-1125 was administered once daily. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans.

AQX-1125 has Desirable Pharmaceutical Properties

In addition to demonstrating strong in vitro and in vivo activity, AQX-1125 was also selected as a lead candidate based on its many desirable pharmaceutical properties. It is highly water-soluble and does not require complex formulation for oral administration. AQX-1125 has low plasma protein binding, is not appreciably metabolized in vitro and is excreted primarily as parent compound in both urine and feces. In humans, AQX-1125 has shown pharmacokinetic properties suitable for once-a-day oral dosing. In addition, the absorption of the drug candidate is equivalent whether taken with or without food. We have completed a clinical trial in 2016 demonstrating bioequivalence between AQX-1125 capsules and tablets. Our Leadership 301 trial and all future clinical development will utilize AQX-1125 tablets.

AQX-1125 Safety Profile

To date, safety data have been obtained from 385 subjects from our seven completed clinical trials who have been exposed to doses of AQX-1125 ranging from 17 mg to 542 mg for up to 12 weeks. The most frequent dose-related adverse events were gastrointestinal events, which were generally mild, intermittent and resolved without treatment or long-term effects. Frequency of gastrointestinal adverse events decreased with lower dose and with reduced fasting time, consistent with the adverse events being associated with irritation of the gastrointestinal lining from the rapid dissolution and absorption of AQX-1125.

Our Phase 2 trials have demonstrated AQX-1125 to be well tolerated at a dose of 200 mg once daily for 6 or 12 weeks in over 200 patients. In all three completed Phase 2 trials utilizing 200 mg once daily, adverse event rates have been similar to placebo, with the most common being mild to moderate gastrointestinal events. The adverse events noted for AQX-1125 have been consistent across all trials completed to date.

Interstitial Cystitis/Bladder Pain Syndrome

IC/BPS is a chronic urinary bladder disease characterized by erosion of the interior bladder lining and chronic inflammation of the bladder wall, bladder and pelvic pain and increased urinary urgency and/or frequency. Stress or a change in diet has been known to trigger IC/BPS symptoms. IC/BPS affects men and women of all ages. IC/BPS currently affects an estimated 5-12 million people in the United States and is accepted to be one of the most challenging urological conditions without effective therapy.

Chronic inflammation within the bladder wall can lead to damage and fibrotic changes in the bladder. There have been several studies linking allergic sensitivity to worsening IC/BPS symptoms. Furthermore, the inflammation leads to the release of mediators that irritate and trigger surrounding nerve tissue and causes radiating pain. For many IC/BPS sufferers, their symptoms of pain and urinary frequency are severe and adversely affect all major aspects of their lives, including overall physical and emotional health, employment, social and intimate relationships, and leisure activities.

The diagnosis of IC/BPS is often challenging and is based on exclusion of other diseases, including bladder cancer, kidney stones, vaginitis, endometriosis, sexually transmitted diseases and prostate infections. Currently, IC/BPS is more commonly diagnosed in women than men. Sometimes patients have to see a number of doctors and specialists over a period of several years to obtain a correct diagnosis. The reported diagnosis rate for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS.

IC/BPS Current Therapies

There is no known cure for IC/BPS, although a number of therapies have been reported to relieve symptoms. The only FDA approved oral therapy is an agent, pentosan polysulfate sodium (PPS) (Elmiron), first approved in 1996, which may help to temporarily restore the bladder lining but can take up to six months before any benefit is noted. Recent placebo controlled studies of PPS however have failed to demonstrate benefit. Other oral therapies used off-label include antihistamines, anticholinergics, antispasmodics, anti-infectives, analgesics and low dose antidepressants to block neurogenic pain. Many IC/BPS patients continue to suffer this debilitating condition, despite treatment with existing therapies.

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

The Leadership 201 Trial: AQX-1125 in IC/BPS patients

During 2015 we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain in female patients with IC/BPS. Primary and secondary endpoint results were announced in June 2015 and August 2015, respectively. The primary endpoint was to measure the difference in the change from baseline in the average daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

While the top line trial results announced in June 2015 demonstrated a reduction in pain for patients on AQX-1125 as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily AQX-1125 vs. placebo was a reduction of 2.4 vs. 1.4 points, respectively. Approximately 49% of patients receiving AQX-1125 demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from secondary endpoints of the Leadership 201 trial announced in August 2015 and in subsequent disclosures, such as maximum daily pain, O’Leary-Sant symptom and problem indexes (both individually and combined), bladder pain interstitial cystitis symptom score (BPIC-SS) and urinary frequency, were all statistically significant in consistently favoring AQX-1125, compared to placebo. We believe both the primary and secondary endpoint results support further development in IC/BPS. As with past trial results, AQX-1125 was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between AQX-1125 200 mg once daily and placebo. The most frequently reported adverse events were gastrointestinal disorders.

Phase 3 Clinical Trials with AQX-1125 in IC/BPS Patients

We are proceeding with further development of AQX-1125 in IC/BPS and have initiated the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301), which commenced enrollment in the third quarter of 2016, is a three-arm, multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 40 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. The Leadership 301 trial is anticipated to enroll a minimum of 300 female patients, up to a maximum of 600 patients including males, at clinical research centers in the United States, Canada and Europe. The Leadership 301 trial will be investigating the ability of 200 mg and 100 mg oral, once daily AQX-1125 to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of AQX-1125 or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point numeric rating scale (NRS) at twelve weeks recorded by electronic diary. The trial will also include an extension period of 40 weeks affording all participating patients the opportunity for treatment with AQX-1125. Secondary endpoints will include urinary symptoms, including frequency and nighttime awakenings to void, as well as measures of quality of life.

The design and execution of the second Phase 3 clinical trial will be informed, in part, by the Leadership 301 trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

We have been in discussions with regulatory authorities with respect to the design of our clinical trials and have submitted, or are in the process of submitting, our protocol and supporting documents to conduct the Leadership 301 trial in the United States, Canada, and a number of jurisdictions in Europe.

Expanded Clinical Indications for AQX-1125

We have demonstrated preclinical efficacy with AQX-1125 in a broad range of relevant inflammatory and fibrotic models of inflammation. Our preclinical studies and Phase 2 trial have demonstrated high levels of unmetabolized AQX-1125 in the bladder. This biodistribution of the drug during elimination may have contributed to the observed activity in IC/BPS patients and may suggest potential application in other urinary disorders. Preclinical data suggested high rates of elimination via the bowel which may represent another target tissue for future consideration. In addition to the relevance of SHIP1 as a target, and the properties of AQX-1125, each disease and patient population must also be considered based on its relative unmet medical need, market opportunity, the competitive environment and feasibility of clinical/regulatory pathway. We believe that there are multiple opportunities in further expanding the clinical indications for which AQX-1125 is being evaluated.

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

Strategy

We intend to maintain and strengthen our leadership position in the development of small molecule drugs that target SHIP1. We intend to participate in the potential commercialization of AQX-1125 and other potential drug candidates that we develop with plans to build a targeted commercial infrastructure focusing on specialist physicians for the United States and Canada. For territories outside of the United States and Canada and to target primary care physicians globally, for which our potential drug candidates may have a market, it is our intention to identify a strategic partner to fully optimize the commercial potential of AQX-1125 and other potential drug candidates that we may develop. We have a management team with broad-based experience and expertise that span drug discovery through Phase 3 trials, regulatory filings and commercialization. We intend to add additional members to our management team to strengthen our overall expertise. The key components of our strategy are to:

•	Focus on successfully developing AQX-1125 for IC/BPS. Our principal focus is on advancing AQX-1125 in Phase 3 trials with top line results of our Leadership 301 trial expected to be released in 2018 with the prospective initiation of a second Phase 3 clinical trial thereafter.

•	Complete supporting activities required by the FDA and other regulatory agencies. We will undertake additional work necessary for regulatory approval. Some of these activities are already underway and others will be undertaken in the future. These supportive activities are related to manufacturing, toxicology and additional clinical development.

•	Examine requirements and rationale for additional clinical trials with AQX-1125. In part to ensure safety database requirements mandated by the FDA are met and also to potentially explore the breadth of therapeutic potential of AQX-1125, we will consider undertaking additional clinical trials with AQX-1125.

•	Advance our next generation compounds in indications not covered by AQX-1125. We believe there are anti-inflammatory diseases that would be better addressed by our next generation SHIP1 activators that have different properties from AQX-1125 such as concentrating in different tissues, having a different duration of action or being more suitable for different routes of administration. We already have a significant library of candidate compounds and will advance these through additional preclinical evaluation. We also intend to explore the role of SHIP1 activators in the treatment of cancer.

•	Evaluate on a selective basis strategic partnerships to maximize the commercial potential of AQX-1125 and actively pursue partnerships for our next generation and other non-core assets. From a commercialization strategy perspective, we have intentionally maintained full commercial rights to our product candidates to date. A decision on partnering will be made at the time when our available data supports a well-defined path to approval and market, as this timing will enable us to capture maximum value from our product candidates. We intend to explore a variety of alternatives for the potential commercialization of AQX-1125 on a global basis, including direct commercialization, co-promotion or selective territorial out-licensing of rights to a third party. It is our intention to participate in the potential commercialization of AQX-1125 in the United States and Canada and to evaluate strategic partnerships for other territories. By retaining worldwide rights to AQX-1125 through early development, we have maintained flexibility for any future commercialization of AQX-1125. We intend to pursue a similar strategy for our next generation product candidates, except for those that require expertise outside our core-areas or require resources beyond those available to us. For non-core assets, as we advance our next generation product candidates, we intend to seek early partnerships to defray the cost, risk and infrastructure requirements in order to further their commercial development.

•	Evaluate and consider obtaining rights to complementary products and technologies. Beyond our intention to participate in the potential commercialization of AQX-1125 in the United States and Canada, we will evaluate and consider licensing or acquiring commercial or development stage products and technologies in an opportunistic manner that would strategically fit with our potential future commercial organization.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of product candidates, particularly AQX-1125. We incurred research and development expenses of $28.4 million, $15.8 million and $18.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance AQX-1125 and our future product candidates.

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

Our patent estate on a worldwide basis includes approximately 39 issued patents and approximately 58 pending patent applications that we are actively prosecuting and/or maintaining. These figures include patents and patent applications to which we hold exclusive commercial rights under our licenses from third parties. Our solely owned issued patents include seven U.S. patents and 23 foreign patents and our solely owned patent applications include six U.S. application and 52 foreign patent applications.

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

In the United States, the Hatch-Waxman Act permits the patent term of a patent that covers an FDA-approved drug to be eligible for patent term extension, or PTE, of up to five years beyond the original expiration of the patent. This patent term restoration acts as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The length of the patent term extension is related to the length of time the drug is under regulatory review, and is generally one-half the time between the effective date of an Investigational New Drug application (IND) and the submission date of a New Drug Application (NDA) plus the time between the submission date of a NDA and the approval of that application. Patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we anticipate applying for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

Contractual Obligations Related to Intellectual Property

In August 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected AQX-1125. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 payment by way of issuance of 19,762 shares of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. In November 2016 we made a one-time CAD $3 million milestone payment as a result of the advancement of AQX-1125 into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of AQX-1125) in each of the United States, Europe and Japan.

In June 2006, AQXP Canada entered into an exclusive license agreement with the University of British Columbia, or UBC, for certain patent rights and technology relating to small molecule compounds and pharmaceutical compositions as modulators of SHIP1 activity. This agreement was amended and restated in June 2007, and subsequently amended in October 2006, June 2007, September 2008 and April 2010. This agreement will expire on the expiry of the last issued patent covering the licensed technology. The agreement will terminate automatically upon our insolvency or may be terminated by either party for material breach by the other party. The terms of the agreement required AQXP Canada to pay an initial license fee of CAD $50,000, all of which was paid by the issuance of shares of our common stock. We do not currently have any product candidates under development that are covered by the agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the UBC technology in the future, we will be required to pay certain development and regulatory milestones up to an aggregate of CAD $2.2 million for the first drug product developed under the license and up to CAD $1.5 million for each subsequent drug product, which may be paid in cash or by issue of our shares. We must also pay UBC low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents and a percentage of sublicensing revenue ranging from the low single digits to the mid double digits based on the stage of development at which such sublicense is granted. We are also required to reimburse costs incurred by UBC related to the prosecution and maintenance of the licensed patents, and to pay an annual license maintenance fee in the amount of CAD $1,000.

In May 2005, AQXP Canada entered into an assignment agreement, which was subsequently amended in December 2005 and March 2006, with the British Columbia Cancer Agency (“BCCA”) and StemCell Technologies, Inc. (“STI”), for the assignment to AQXP Canada of the 2002 exclusive license agreement between BCCA and STI to certain patents relating to technology relating to SHIP1. The license agreement between AQXP Canada and BCCA was amended and restated in August 2006 and in June 2007. This agreement has subsequently been amended in June 2008 to revise the schedule of the technology licensed under this agreement, and further amended in February 2013. Pursuant to this agreement, as amended, BCCA has granted us an exclusive worldwide license to certain of its intellectual property relating to core SHIP1 technology, and screening of compounds for activity using SHIP1, including the C2 binding domain. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The terms of the assignment agreement among STI, BCCA and AQXP Canada required AQXP Canada to pay an assignment license fee of CAD $150,000 paid in stages beginning May 2005 and ending March 2006. We do not currently have any product candidates under development that are covered by the BCCA license agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the BCCA technology in the future, we will be required to pay BCCA low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents, and if we sublicense any rights to the technology, a low double digit percentage of sublicensing revenue. We are also required to reimburse BCCA’s patent costs incurred in relation to the licensed technology, and pay an annual maintenance fee in the amount of CAD $5,000. Our license with BCCA will terminate automatically upon our insolvency, and may be terminated by either party for material breach by the other party.

General Considerations

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify a proprietary position for our product candidates will depend upon our success in obtaining effective patent claims and enforcing those claims once granted.

Our commercial success will depend in part upon not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. If a third party commences a patent infringement action against us, or our future collaborators, it could consume significant financial and management resources, regardless of the merit of the claims or the outcome of the litigation.

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

Few treatments exist for IC/BPS and the treatments used vary considerably by region. The only approved treatment by the FDA for the treatment of IC/BPS is Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium (PPS), marketed in the United States as Elmiron, which is off-patent. In addition to Elmiron, treatments consist predominately of various pain medications and off-label use of locally acting analgesics, antispasmodics, antihistamines, anticholinergics, antidepressants, anti-infectives or other oral therapies, intravesical instillations and hydrodistention. Generic PPS is available in multiple jurisdictions outside of the U.S. through Swati Spentose, Mylan, Tribute and Bene pharmaChem. There are no oral anti-inflammatories approved by the FDA for the treatment of IC/BPS. We are aware of several other companies developing competing therapies that are in various stages of development for the treatment of IC/BPS. Companies competing in this space include Pfizer (tanezumab), Astellas (ASP-6294), Mylan (CR3456), Merck (MK-7264), Urigen (URG101), Allergan (Botugel, LiRis), Lipella (LP-08, LP-09), and Kyorin (DMSO, Rimso-50).

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

Government Regulation

As a pharmaceutical company that operates and anticipates seeking approval for pharmaceutical product candidates in the United States, we are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our pharmaceutical product candidates must be approved by the FDA before we can commence clinical trials or market those products in the United States.

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

Clinical Trials

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are generally described as follows:

•	Phase 1—Phase 1 includes the initial introduction of an investigational drug into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These trials are designed to evaluate the safety, metabolism, pharmacokinetics and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials.

•	Phase 2—Phase 2 includes controlled clinical trials conducted to evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

•

Phase 3—Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Phase 1, Phase 2 and Phase 3 testing may not be completed successfully within any specified period, if at all. The decision to terminate development of an investigational drug product may be made by either a health authority body, such as the FDA, or by a company for various reasons. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, for example, the data safety monitoring board (DSMB). This group provides authorization for whether or not a trial may move forward at designated check points. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of drugs on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion.

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

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect the sponsor and one or more clinical sites to assure compliance with GCP. After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, time or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. The approval process is lengthy and difficult and notwithstanding the submission of any requested additional information, the FDA ultimately may refuse to approve an NDA if applicable regulatory criteria are not satisfied or if the FDA believes additional clinical data or other data and information are required. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than a company interprets the same data.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. FDA’s approval of a product may be significantly limited to specific disease and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, restricted distribution, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, or modification to a REMS, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

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

Some countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. In Europe, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. To obtain regulatory approval to commercialize a new drug under European Union regulatory systems, we must submit a marketing authorization application, or MAA. The MAA is similar to the NDA, with the exception of, among other things, country-specific document requirements and environmental impact assessments.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to additional regulation and oversight under other healthcare laws by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These laws include the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual, or purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable, in whole or part, under Medicare, Medicaid or another federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor from federal Anti-Kickback Statute liability. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, further strengthened these laws by amending the intent standard under the federal Anti-Kickback Statute and the criminal health care fraud statutes (discussed below), such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

Federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, including the Medicare and Medicaid programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for off-label, and thus, non-covered, uses.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain HIPAA standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in some states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several local, state and foreign governments have enacted legislation requiring pharmaceutical companies to, among other things, establish compliance programs, file periodic reports with the state or foreign government, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/ or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing specified physician prescribing data to pharmaceutical companies for use in sales and marketing, and to prohibit other specified sales and marketing practices. In addition, our future commercial activities may also be subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicaid and Medicare, integrity obligations, injunctions, as well as reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

Healthcare Reform

In March 2010, President Obama signed the Affordable Care Act, which substantially changed healthcare financing and the delivery by both governmental and private insurers, and significantly impacted the pharmaceutical industry. The Affordable Care Act impacts existing government healthcare programs and requires the development of new programs. For example, the Affordable Care Act provides for Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of AMP;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; a new requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners, pharmacies of hospitals and other healthcare entities; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of Affordable Care Act. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an

Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The potential impact of these efforts to repeal or defer and delay enforcement of Affordable Care Act on our business remains unclear. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed. Because of the continued uncertainty about the implementation of the Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

We cannot predict what healthcare reform initiatives may be adopted in the future. However, we anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We also expect ongoing initiatives to increase pressure on drug pricing. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

Employees

As of December 31, 2016, we had 38 employees, of whom seven hold Ph.D. degrees or M.D. degrees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

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

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2016, 2015 and 2014, we reported a net loss of $37.0 million, $21.9 million and $24.0 million, respectively. As of December 31, 2016, we had an accumulated deficit since inception of $148.3 million.

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

Our operating results may fluctuate significantly on a quarterly and annual basis, which may make our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to AQX-1125 or any of our future product candidates;

•	the timing and cost of research and development activities relating to AQX-1125 or any of our future product candidates, which may change from time to time;

•	the cost of manufacturing AQX-1125 or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for AQX-1125 or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials, in particular our Leadership 301 clinical trial and any other Phase 3 trials of AQX-1125;

•	the success or failure of clinical trials through all phases of clinical development for AQX-1125 or any of our future product candidates or competing product candidates, including our Leadership 301 clinical trial and any other Phase 3 trials of AQX-1125, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of AQX-1125 or any of our future product candidates;

•	potential side effects of AQX-1125 or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, AQX-1125 or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with AQX-1125 or our future product candidates;

•	our ability to receive approval and commercialize AQX-1125 or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our AQX-1125 or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

Even if AQX-1125 or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for AQX-1125 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of AQX-1125 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for AQX-1125, the commercial success of AQX-1125 will depend on a number of factors, including the following:

•	development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;

•	establishment of commercially viable pricing and adequate reimbursement from third-party and government payors;

•	the ability of our third-party manufacturers to manufacture quantities of AQX-1125 using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of AQX-1125;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	acceptance of AQX-1125 as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of AQX-1125 following approval.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the Leadership 301 clinical trial, or any other clinical trials we may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, despite showing positive results in our chronic obstructive pulmonary disease, or COPD, proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125, the results of which we announced in July 2015, failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. In addition, our Phase 2 Leadership 201 clinical trial in IC/BPS, the results of which we announced in June 2015, failed to demonstrate statistically significant results in its primary endpoint and our Phase 2 Kinship clinical trial, the results for which we announced in November 2015, failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

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

We have experienced delays in site initiation and are behind our anticipated schedule in our ongoing Leadership 301 clinical trial and may experience delays in future clinical trials. We will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of AQX-1125 or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (IRB) or ethics committee approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA, a comparable foreign regulatory authority, or the IRB to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board or us, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials in a timely fashion.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the number of clinical sites and the rate at which they can be initiated, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of AQX-1125, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part. In our Leadership 301 clinical trial, we have experienced delays in initiating clinical sites.

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

We are conducting, and may in the future choose to conduct, one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from our clinical trials conducted outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of AQX-1125 or any future product candidates.

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

The FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA approved uses, consistent with the product’s approved labeling. Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the DOJ, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil, criminal and/or administrative sanctions by the FDA and other enforcement authorities. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by relevant foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our future products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to numerous actions, including civil, criminal and/or administrative penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows the federal government, or any individual relator or whistleblower on behalf of the federal government to bring a lawsuit against a pharmaceutical company alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual relator may share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our products once they have received regulatory approval, we may become subject to such litigation and, if we are not successful in defending against such actions, those actions could have a material adverse effect our business, results of operations, financial condition and cash flows and future prospects.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of Affordable Care Act. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of Affordable Care Act that are repealed. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of AQX-1125 or our future product candidates, if any, may be.

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

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical drug products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;

•	the clinical indications for which the product candidate is approved;

•	acceptance by physicians and patients of the product candidate as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including a product candidate’s use outside the approved indications;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	the timing of market introduction of our products as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration;

•	the effectiveness of our sales and marketing efforts and those of any future collaborators; and

•	unfavorable publicity relating to the product candidate.

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, or healthcare payors, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Our relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors are and will be subject, directly and indirectly, to applicable anti-kickback, fraud and abuse, privacy, transparency and other healthcare laws and regulations, which could expose us to penalties, including without limitation, civil, criminal and administrative sanctions, civil penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings and the curtailment or restructuring of our operations.

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

•	the federal Anti-Kickback Statute, which, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers;

•	the federal Physician Payments Sunshine Act, created under Section 6002 of the Affordable Care Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and

•	analogous local, state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; local, state and foreign laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information and/or register their pharmaceutical sales representatives; and local, state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our internal operations and business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity obligations, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal, state, local and foreign laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.

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

If AQX-1125 were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is off patent. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to IC/BPS, or for other diseases which we may develop AQX-1125 or other SHIP1 activators for in the future. Such companies include Pfizer, AbbVie, Urigen, Astellas, Allergan, and Merck.

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

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of AQX-1125, a key element of our growth strategy is to acquire, develop and/or market additional products and product candidates. All of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

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

We currently have product liability insurance coverage, which is limited to $5 million per occurrence and $10 million in the aggregate. This coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for AQX-1125 or our future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2016, we had 38 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. We recently opened an office in California, in part, to support this growth. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We have extensively relied upon, and plan to continue to extensively rely upon, third-party CROs and other consultants to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or consultants fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

Because we have relied on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third-party providers. To the extent we are unable to identify and successfully manage the performance of third-party service providers in the future, our business may be adversely affected. Though we carefully manage our relationships with our CROs and consultants, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, results of operations, financial condition and cash flows and future prospects.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for AQX-1125, and another CMO for the production of AQX-1125 final product formulation and packaging for clinical trials. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. We may encounter technical difficulties or delays in the transfer of AQX-1125 manufacturing on a commercial scale to additional third-party manufacturers. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. In addition, third parties may from time to time make claims over what we regard as our intellectual property, or we may get into disputes with licensors or licensees of our intellectual property rights over the interpretation of the license terms. Our licensors may have the right to terminate their license agreements with us or pursue damages or other legal remedies. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

Filing, prosecuting and defending patents on AQX-1125 and our future product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or future collaborators may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2016, our common stock’s sales price on The NASDAQ Global Market ranged from a low of $6.01 to a high of $18.35. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.7% of our common stock as of March 1, 2017. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have taken advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our common stock being less attractive to investors and adversely affect the market price of our common stock or make it more difficult to raise capital as and when we need it.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $124.6 million (remaining following the sale of $75.4 million of common stock in September 2016) and $52.0 million (remaining following the sale of $98.0 million of common stock in September 2015) of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 450-887 Great Northern Way, Vancouver, B.C., Canada, V5T 4T5, where we lease approximately 10,946 square feet of office space pursuant to a lease agreement that expires on October 31, 2021, with the option to extend the lease to October 31, 2026.

We also lease approximately 9,539 square feet of office space in San Bruno, CA pursuant to leases that expire on December 31, 2018. This facility houses some of our clinical, regulatory and commercial personnel.

We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The NASDAQ Global Market under the symbol “AQXP.” As of March 8, 2017, there were 23,423,150 shares of our common stock outstanding, which were held by approximately 11 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. As of March 8, 2017, the closing price of our common stock as reported on The NASDAQ Global Market was $17.35 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on The NASDAQ Global Market:

	High	Low
2015
First Quarter	$12.28	$7.13
Second Quarter	8.93	6.55
Third Quarter	55.75	1.38
Fourth Quarter	16.75	10.63
2016
First Quarter	$13.30	$7.64
Second Quarter	11.10	6.01
Third Quarter	15.76	6.61
Fourth Quarter	18.35	9.83

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Stock Performance Graph

Our common stock began trading on The NASDAQ Global Market on March 7, 2014. The graph and table below shows the cumulative total return to our stockholders during the period from March 7, 2014 through December 31, 2016 in comparison to the cumulative return on the NASDAQ Composite Index and the NASDAQ Biotechnology Index during that same period. The results assume that $100 was invested on March 7, 2014 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

For the period March 7, 2014 to December 31, 2016
Aquinox Pharmaceuticals, Inc.	$138.16
NASDAQ Composite Index	$124.14
NASDAQ Biotechnology Index	$102.33

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2016, 2015 and 2014 and Consolidated Balance Sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2013 and 2012 and Consolidated Balance Sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Consolidated Statement of Operations Data (In thousands of U.S. dollars, except per share and share amounts)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Operating expenses:
Research and development	$28,382	$15,799	$18,079	$7,599	$6,045
General and administrative	9,263	5,541	4,296	1,777	1,636

Total operating expenses	$37,645	$21,340	$22,375	$9,376	$7,681

Net loss	$(37,002)	$(21,860)	$(24,027)	$(8,729)	$(7,714)

Total loss attributable to common stockholders	$(37,002)	$(21,860)	$(23,821)	$(14,941)	$(12,138)

Net loss per common stock—basic and diluted	$(1.96)	$(1.73)	$(2.75)	$(49.52)	$(40.23)

Basic and diluted weighted average common stock outstanding	18,893,515	12,637,839	8,667,387	301,745	301,745

Consolidated Balance Sheet Data (1) (In thousands of U.S. dollars)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
Cash, cash equivalents and short-term investments	$103,059	$74,482	$39,097	$13,827	$2,001
Working capital	93,966	70,004	34,098	12,676	1,679
Total assets	154,380	113,343	41,422	15,649	2,341
Total liabilities	9,716	4,923	5,275	7,484	1,468
Redemption option on preferred stock	—	—	—	800	—
Accrued tax payable on preferred stock	—	—	—	1,797	1,059
Bank loan	—	—	—	2,286	—
Redeemable convertible preferred stock	—	—	—	73,859	51,975
Total stockholders’ equity (deficit)	144,664	108,420	36,147	(65,694)	(51,101)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	154,380	113,343	41,422	15,649	2,342

(1)	The 2016 Consolidated Balance Sheet Data reflect $70.7 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2016. The 2015

Consolidated Balance Sheet Data reflect $91.8 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2015. The 2014 Consolidated Balance Sheet Data reflect $47.3 million in net proceeds received from the initial public offering that was completed in March 2014.

The following table contains selected financial data for each quarter of 2016 and 2015. The information should be read in conjunction with our financial statements and related notes included in the quarterly filings with the SEC in our Quarterly Report on Form 10-Q. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (In thousands of U.S. dollars except per share information)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2016
Total operating expenses	$6,834	$11,065	$8,283	$11,463
Net loss	$(6,711)	$(10,901)	$(8,146)	$(11,244)
Net loss attributable to common stockholders	$(6,711)	$(10,901)	$(8,146)	$(11,244)
Net loss per common stock—basic and diluted	$(0.39)	$(0.63)	$(0.46)	$(0.48)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2015
Total operating expenses	$6,039	$4,792	$4,917	$5,592
Net loss	$(6,412)	$(4,750)	$(5,035)	$(5,663)
Net loss attributable to common stockholders	$(6,412)	$(4,750)	$(5,035)	$(5,663)
Net loss per common stock—basic and diluted	$(0.60)	$(0.44)	$(0.43)	$(0.33)

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

In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and have initiated the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301 trial), which commenced enrollment in the third quarter of 2016, is a three-arm, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 40 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. Patients are randomized to receive one of two potential doses of AQX-1125 or placebo. The design and execution of the second Phase 3 clinical trial will be informed, in part, by the Leadership 301 trial upon receipt of top-line results once all patients have completed 12 weeks of treatment.

AQX-1125 is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of AQX-1125. These trials have demonstrated a good tolerability profile, with over 200 patients receiving AQX-1125 in two Phase 2 trials for periods of 12 weeks. We believe AQX-1125 is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans. We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate compounds that target SHIP1. These compounds have both similar and distinct properties from AQX-1125. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds. Our longer-term strategy is to broaden our development activities for AQX-1125 and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our clinical-stage product candidate and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. In September 2016, we completed a public offering of 6,152,500 shares of common stock at a price to the public of $12.25 per share for gross proceeds from the offering of $75.4 million before underwriting discounts and commissions and expenses of approximately $4.7 million. As of December 31, 2016, we had $153.1 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2016 was $37.0 million, compared to $21.9 million for the year ended December 31, 2015. As of December 31, 2016, we had an accumulated deficit of $148.3 million, compared to $111.3 million for the year ended December 31, 2015. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. Additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Results of Operations

Revenue

To date, we have not generated any revenue. In the future, we may generate revenue from a combination of product sales, license fees, milestone payments and royalties from the sale of products developed under licenses of our intellectual property.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2016, 2015 and 2014:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2016	2015	2014
Research and development	$28,382	$15,799	$18,079
General and administrative	9,263	5,541	4,296

Total operating expenses	$37,645	$21,340	$22,375

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

We are currently developing AQX-1125 as a treatment in IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and have initiated activities for the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301 trial), which commenced enrolment in the third quarter of 2016, is a three-arm, multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 40 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. The Leadership 301 trial is anticipated to enroll a minimum of 300 female patients, up to a maximum of 600 patients including males, at clinical research centers in the United States, Canada and Europe. The Leadership 301 trial is investigating the ability of 200 mg and 100 mg oral, once daily AQX-1125 to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of AQX-1125 or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point numeric rating scale (NRS) at twelve weeks recorded by electronic diary. The trial will also include an extension period of 40 weeks affording all participating patients the opportunity for treatment with AQX-1125. Secondary endpoints will include urinary symptoms, including frequency and nighttime awakenings, as well as measures of quality of life.

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

The following table summarizes the nature of our research and development expenses for the years ended December 31, 2016, 2015 and 2014:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2016	2015	2014
Clinical development	$11,358	$6,004	$9,883
Personnel related	3,232	2,107	1,611
Manufacture and formulation	6,799	4,168	3,770
Preclinical research	3,015	2,008	1,553
Regulatory	327	213	278
Patents and licenses	2,656	549	457
Facility and overhead	352	216	286
Stock-based compensation	643	534	241

Total research and development expenses	$28,382	$15,799	$18,079

Research and development expenses for the year ended December 31, 2016 were $28.4 million compared to $15.8 million for the year ended December 31, 2015. Higher expenditure during year ended December 31, 2016 was primarily driven by increased clinical activities as we initiated the Leadership 301 clinical trial of AQX-1125 in IC/BPS. In addition, during the third quarter of 2016, we made a milestone payment of $2.3 million (CAD $3.0 million) to Biolipox AB, or Biolipox, pursuant to the terms of an asset purchase agreement with Biolipox.

Research and development expenses of $15.8 million for the year ended December 31, 2015 were lower compared to $18.1 million for the year ended December 31, 2014. The decrease was the result of reduced expenditures as we completed final activities related to the Leadership 201 trial and Phase 2 Flagship trial during the second and third quarter of 2015.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for executive and other administrative personnel, including stock-based compensation and travel expenses. Other general and administrative expenses include facility-related costs, insurance, communication expenses and professional fees for consulting, legal and accounting services.

For the year ended December 31, 2016, general and administrative expenses of $9.3 million were higher compared to $5.5 million for the year ended December 31, 2015. The increase was primarily the result of higher personnel related costs and the establishment of an office in San Bruno, California.

For the year ended December 31, 2015, general and administrative expenses of $5.5 million were higher than the $4.3 million incurred for the year ended December 31, 2014, primarily due to higher personnel related costs, legal and consulting expenses.

Amortization and extinguishment of remaining discount on preferred shares

Prior to our IPO in March 2014, we had preferred stock outstanding with a discount feature that was being amortized over its expected life. Upon our IPO, all our preferred stocks were converted to common shares resulting in a charge of $1.9 million related to the amortization and extinguishment of all remaining discount on our preferred stocks. As a result, there was no amortization or extinguishment of discount related to preferred stock for the years ended December 31, 2015 and 2016.

Interest expense

Interest expense for the year ended December 31, 2014 consisted of interest payment and early repayment penalty and fees of $0.1 million and accretion of warrant discount and deferred costs of $0.3 million for a term loan with Silicon Valley Bank, or SVB, entered into in October 2013 and repaid in March 2014. There was no interest expense for the years ended December 31, 2015 and 2016.

Other income(expenses)

(in thousands)	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Change in fair value of derivative liability	$81	$(52)	$949
Foreign exchange losses	(13)	(476)	(361)
Interest income	619	108	91
Miscellaneous	(43)	(100)	4

	$644	$(520)	$683

Derivative liability for the years ended December 31, 2016 and 2015 comprised a warrant issued to SVB under the terms of a loan agreement. It is re-measured at each balance sheet date with the corresponding change recorded within change in fair value of derivative liability. On September 29, 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result, we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant. We do not have any derivative liability as of December 31, 2016.

For the year ended December 31, 2014, the change in fair value of derivative liability was primarily the result of the conversion of all our preferred stock to common stock in accordance with the terms of our preferred stock as part of our IPO and the resulting extinguishment of the derivative liabilities related to our preferred stock. This resulted in a $0.9 million decline in fair value of derivative liabilities.

Foreign exchange losses for the year ended December 31, 2016 were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities. Foreign exchange losses for the years ended December 31, 2015 and 2014 were primarily a result of losses on our foreign currency holdings as the U.S. dollar strengthened during that period against our Canadian dollar and Euro holdings.

Interest income increased significantly during the year ended December 31, 2016 compared to 2015 as a result of higher cash and investment balances during the year ended December 31, 2016. Similarly, in comparison to the year ended December 31, 2014, interest income also increased as a result of higher cash and investment balance during 2015.

Miscellaneous expenses for the years ended December 31, 2016, 2015 and 2014 were primarily normal recurring bank charges.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon the issuance of common and preferred stock to fund our operations. Our operating activities used $30.2 million, $20.3 million and $17.5 million of cash flows during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $148.3 million, working capital of $94.0 million, and cash, cash equivalents, short and long-term investments of $153.1 million. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2016, 2015 and 2014:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2016	2015	2014
Net cash (used in) provided by:
Operating activities	$(30,226)	$(20,268)	$(17,486)
Investing activities	(48,058)	(47,533)	(23,573)
Financing activities	71,112	92,948	45,279

	(7,172)	25,147	4,220
Effect of exchange rate changes	(53)	(527)	(320)

Net change in cash and cash equivalents	$(7,225)	$24,620	$3,900

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due to higher operating expenses as described above. Net cash used in operating activities for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 despite the decline in operating expenses in 2015 compared to 2014. This was primarily due to timing of accounts payables as certain expenses incurred in 2014 were paid in 2015.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2016 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2016. Net cash used in investing activities for the year ended December 31, 2015 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2015. Net cash used in investing activities for the year ended December 31, 2014 resulted from the investment of the cash proceeds received from our IPO in March 2014. Net cash used in investing activities for 2016, 2015 and 2014 included the purchase and sale of short and long-term investments as we invested the proceeds from our financing activities into liquid, high quality securities in accordance to our investment policy, which focuses on the preservation of principal and maintenance of liquidity.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2016 resulted from the public offering of common shares in September 2016 for gross proceeds of $75.4 million, before underwriting discounts and commissions and offering expenses of $4.7 million, and proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities for the year ended December 31, 2015 resulted from the public offering of common shares in September 2015 for gross proceeds of $98.0 million, before underwriting discounts and commissions and offering expense of $6.2 million, and proceeds from the exercise of stock options of $1.1 million. For the year ended December 31, 2014, net cash provided by financing activities was the result of the $53.1 million in proceeds from our IPO, before underwriting discounts and commissions and offering expense of $5.3 million, and the repayment of a bank loan with SVB Bank for $2.6 million.

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

•	our Phase 3 trial of AQX-1125 in IC/BPS and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AQX-1125 or any future product candidates;

•	the cost of manufacturing AQX-1125 and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if AQX-1125 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2016:

	TOTAL	2017	2018	2019	2020	2021
Operating lease obligations (1)	$2,147	$559	$569	$377	$350	$292
Capital lease obligations	71	19	19	19	14	—

	$2,218	$578	$588	$396	$364	$292

1.	We have a lease agreement for approximately 10,946 square feet of office space in Canada which was effective on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, we took over a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expires June 30, 2019. The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2016 daily noon exchange rate of US$0.7448.

We have a lease agreement for approximately 3,520 square feet of office space in San Bruno, California which commenced on January 1, 2016 and expires on December 31, 2018. In addition to the basic rent, we are obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

On January 7, 2017, we signed a lease agreement to expand the San Bruno, California office space by an additional 6,019 square feet which is effective February 1, 2017 and expires December 31, 2018. We will be obligated to pay approximately $203 in annual basic rent for the first year and approximately $278 in the second year. In addition to the basic rent, we will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2016.

Purchase Commitments

We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Milestone, Royalty-Based and Other Commitments

In August 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected AQX-1125. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 by way of issuance of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. In November 2016 we made a one-time CAD $3.0 million milestone payment to Biolipox as a result of the advancement of AQX-1125 into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of AQX-1125) in each of the United States, Europe and Japan. There are no royalty payments due under this agreement.

In June 2006, AQXP Canada entered into an exclusive license agreement with the University of British Columbia, or UBC, for certain patent rights and technology relating to small molecule compounds and pharmaceutical compositions as modulators of SHIP1 activity. This agreement was amended and restated in June 2007, and subsequently amended in October 2006, June 2007, September 2008 and April 2010. This agreement will expire on the expiry of the last issued patent covering the licensed technology. The agreement will terminate automatically upon our insolvency or may be terminated by either party for material breach by the other party. The terms of the agreement required AQXP Canada to pay an initial license fee of CAD $50,000 all of which was paid by the issuance of shares of our common stock. We do not currently have any product candidates under development that are covered by the agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the UBC technology in the future, we will be required to pay certain development and regulatory milestones up to an aggregate of CAD $2.2 million for the first drug product developed under the license and up to CAD $1.5 million for each subsequent drug product, which may be paid in cash or by issue of our shares. We must also pay UBC low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents and a percentage of sublicensing revenue ranging from the low single digits to the mid double digits based on the stage of development at which such sublicense is granted. We are also required to reimburse costs incurred by UBC related to the prosecution and maintenance of the licensed patents, and to pay an annual license maintenance fee in the amount of CAD $1,000.

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

While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. We record costs for certain development activities, such as clinical trials, based on our evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued liabilities, as the case may be.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant-date fair values.

We estimate the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected forfeiture rate and expected term of the options. (See Recent Accounting Pronouncements.) We also make decisions regarding the method of calculating the expected stock price volatility and the risk free interest rate used in the model. Prior to our IPO in March 2014 our common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of our common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation is used.

There is inherent uncertainty in our forecasts and projections and, if we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net loss and net loss per common stock amounts could have been materially different.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. We adopted ASU 2014-15 as of the year ended December 31, 2016. There is no impact to our financial statements as a result of this change.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted under certain circumstances. We will elect to change our accounting policy to account for forfeitures as they occur instead of on an estimated basis as this will more accurately reflect the cost of forfeitures. The change will be applied on a modified retrospective approach with a cumulative-effect adjustment to retained deficit of an immaterial amount as of January 1, 2017. The provisions relating to the accounting for income taxes will have no significant impact on the consolidated financial statements as we apply a full valuation allowance against our deferred tax assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2016.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. As of December 31, 2016, we had holdings in U.S. government securities of $149.4 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $1.1 million in the fair value of our investment portfolio as of December 31, 2016.

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

Foreign exchange losses for the year ended December 31, 2016 were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities. For the years ended December 31, 2015 and December 31, 2014, foreign exchange losses of $0.5 million and $0.4 million respectively, were primarily due to the impact of the significant decline in the Canadian dollar and Euro versus the U.S. dollar on our foreign currency portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Deloitte LLP
2800 - 1055 Dunsmuir Street
4 Bentall Centre
P.O. Box 49279
Vancouver BC V7X 1P4
Canada

www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aquinox Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Aquinox Pharmaceuticals, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and changes of convertible preferred stock and stockholder’s equity (deficit) for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aquinox Pharmaceuticals, Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte LLP

Chartered Professional Accountants

March 9, 2017

Vancouver, Canada

AQUINOX PHARMACEUTICALS, INC.

Consolidated balance sheets

(In thousands of U.S. dollars, except share amounts)

	DECEMBER 31, 2016	DECEMBER 31, 2015
Assets
Current assets
Cash and cash equivalents (Note 3)	$32,301	$39,526
Short-term investments (Note 11)	70,758	34,956
Receivables, prepayments and deposits	426	314

Total current assets	103,485	74,796

Property and equipment, net (Note 4)	849	89
Long-term investments (Note 11)	50,046	38,458

Total assets	$154,380	$113,343

Liabilities
Current liabilities
Accounts payable and other liabilities (Note 5)	$9,519	$4,792

Total current liabilities	9,519	4,792

Other liabilities (Note 6)	197	131

Total liabilities	9,716	4,923

Commitments and contingencies (Note 13)

Stockholders’ equity
Share capital:
Common stock—$0.000001 par value—authorized, 50,000,000 as of December 31, 2016 and 2015; issued and outstanding, 23,423,150 as of December 31, 2016 (December 31, 2015 – 17,211,986) (Note 7(a))	—	—
Preferred stock—$0.000001 par value—authorized, 5,000,000 as of December 31, 2016 and 2015; nil issued and outstanding as of December 31, 2016 and 2015 (Note 7(b))	—	—
Additional paid-in capital	293,111	219,986
Accumulated deficit	(148,278)	(111,276)
Accumulated other comprehensive loss	(169)	(290)

Total stockholders’ equity	144,664	108,420

Total liabilities and stockholders’ equity	$154,380	$113,343

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of operations and comprehensive loss

(In thousands of U.S. dollars, except per share and share amounts)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Operating expenses
Research and development	$28,382	$15,799	$18,079
General and administrative	9,263	5,541	4,296

Total operating expenses	37,645	21,340	22,375

Other income (expenses)
Amortization and extinguishment of remaining discount on preferred shares upon conversion of preferred shares	—	—	(1,884)
Interest expense	(1)	—	(451)
Other income (expenses) (Note 8)	644	(520)	683

	643	(520)	(1,652)

Net loss	$(37,002)	$(21,860)	$(24,027)

Net loss per common stock—basic and diluted (Note 9)	$(1.96)	$(1.73)	$(2.75)
Basic and diluted weighted average number of common stock outstanding (Note 9)	18,893,515	12,637,839	8,667,387

Comprehensive loss:
Net loss	$(37,002)	$(21,860)	$(24,027)
Other comprehensive income (loss)—unrealized gain (loss) on available-for-sale securities	121	(286)	(4)

Comprehensive loss	$(36,881)	$(22,146)	$(24,031)

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of cash flows

(In thousands of U.S. dollars)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Operating activities
Net loss	$(37,002)	$(21,860)	$(24,027)
Non-cash items and reclassifications:
Change in fair value of derivative liability (Note 8)	(81)	52	(949)
Stock-based compensation (Note 7(e))	1,966	1,506	854
Stock-based purchase of patent rights	—	—	186
Unrealized foreign exchange loss and others	185	580	549
Financing costs	—	—	320
Fees and penalty on bank loan repayment	—	—	100
Amortization and extinguishment of remaining discount on preferred stock upon conversion of preferred stock	—	—	1,884
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(109)	(96)	(17)
Accounts payable and other liabilities	4,815	(450)	3,614

Cash used in operating activities	(30,226)	(20,268)	(17,486)

Investing activities
Purchase of investments	(106,442)	(60,703)	(36,475)
Proceeds from maturity of investments	59,097	13,196	12,990
Purchase of property and equipment	(713)	(27)	(114)
Sale of property and equipment	—	1	26

Cash used in investing activities	(48,058)	(47,533)	(23,573)

Financing activities
Public offering of common stock (Note 7(c))	75,368	98,038	53,130
Public offering costs (Note 7(c))	(4,692)	(6,210)	(5,251)
Proceeds from exercise of stock options	440	1,120	—
Bank loan repayment, fees and penalty	—	—	(2,600)
Payment on capital lease obligations	(4)	—	—

Cash provided by financing activities	71,112	92,948	45,279

Effect of exchange rate changes on cash and cash equivalents	(53)	(527)	(320)

Net change in cash and cash equivalents during the year	(7,225)	24,620	3,900
Cash and cash equivalents, beginning of year	39,526	14,906	11,006

Cash and cash equivalents, end of year	$32,301	$39,526	$14,906

Supplemental disclosure of cash flow information:
Interest paid	$1	$—	$32
Interest received	$619	$108	$91
Non-cash investing and financing activities:
Assets acquired through capital leases	$65	$11	$—
Accrued offering costs	—	35	—
Exercise of warrants on a net settlement basis	43	—	—
Accrued purchase of property & equipment	77	—	—

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statement of convertible preferred stock and stockholders’ equity (deficit)

(In thousands of U.S. dollars, except share amounts)

	AQXP CANADA EXCHANGEABLE PREFERRED SHARES		AQUINOX USA PREFERRED STOCK		AQUINOX USA COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
	NUMBER	AMOUNT	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, December 31, 2013	1,963,419	$27,844	3,580,096	$46,014	301,745	—	—	$(65,693)	—	$(65,693)
Accretion for liquidation preference on preferred stock	—	401	—	732	—	—	(99)	(1,034)	—	(1,133)
Accretion for share issuance costs on preferred stock	—	7	—	13	—	—	—	(20)	—	(20)
Amortization of warrant discount on preferred stock	—	4	—	6	—	—	—	—	—	—
Amortization of redemption option on preferred stock	—	17	—	58	—	—	—	—	—	—
Accrual of tax payable on preferred stock	—	—	—	—	—	—	—	(100)	—	(100)
Extinguishment of remaining share issuance costs, warrant discount, redemption option and related tax payable due to conversion of preferred stock	—	551	—	1,687	—	—	—	1,458	—	1,458
Conversion of preferred stock into Aquinox USA common stock	(1,963,419)	(28,824)	(3,580,096)	(48,510)	5,543,515	—	77,334	—	—	77,334
Issuance of Aquinox common stock, net of share issuance costs of $5,839 (Note 7(c))	—	—	—	—	4,830,000	—	47,291	—	—	47,291
Issuance of Aquinox common stock, on purchase of patent rights	—	—	—	—	19,762	—	186	—	—	186
Options exercised	—	—	—	—	86	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	855	—	—	855
Other comprehensive loss	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	(24,027)	—	(24,027)

Balances, December 31, 2014	—	$—	—	$—	10,695,108	$—	$125,567	$(89,416)	$(4)	36,147

Issuance of Aquinox common stock, net of share issuance costs of $6,245 (Note 7(c))	—	—	—	—	6,325,000	—	91,793	—	—	91,793
Options exercised	—	—	—	—	191,878	—	1,120	—	—	1,120
Stock-based compensation	—	—	—	—	—	—	1,506	—	—	1,506
Other comprehensive loss	—	—	—	—	—	—	—	—	(286)	(286)
Net loss	—	—	—	—	—	—	—	(21,860)	—	(21,860)

Balances, December 31, 2015	—	$—	—	$—	17,211,986	$—	$219,986	$(111,276)	$(290)	108,420

Issuance of Aquinox common stock, net of share issuance costs of $4,692 (Note 7(c))	—	—	—	—	6,152,500	—	70,676	—	—	70,676
Options exercised	—	—	—	—	55,663	—	440	—	—	440
Exercise of warrants	—	—	—	—	3,001	—	43	—	—	43
Stock-based compensation	—	—	—	—	—	—	1,966	—	—	1,966
Other comprehensive income	—	—	—	—	—	—	—	—	121	121
Net loss	—	—	—	—	—	—	—	(37,002)	—	(37,002)

Balances, December 31, 2016	—	$—	—	$—	23,423,150	$—	$293,111	$(148,278)	$(169)	$144,664

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the consolidated financial statements

(In thousands of U.S. dollars, except per share and share amounts)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a clinical stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. The Company’s primary focus is anti-inflammatory product candidates targeting SHIP1 (SH2-containing inositol-5’-phosphatase 1), which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway.

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Basis of presentation and summary of significant accounting policies

(a) Basis of presentation

The accompanying consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Unless indicated otherwise, all amounts herein are expressed in thousands of United States dollars, except per share and share amounts.

Through a reorganization on March 12, 2014, AQXP Canada became a wholly owned subsidiary of Aquinox USA. Prior to the reorganization, management determined that AQXP Canada and Aquinox USA were entities under common control as each of AQXP Canada and Aquinox USA were owned beneficially by identical shareholders and as such the basis of presentation of financial results prior to March 12, 2014 was on a combined basis. Subsequent to March 12, 2014, the basis of presentation of the financial results is on a consolidated basis. All intercompany transactions are eliminated on consolidation.

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

Income and expenses are translated at the exchange rates prevailing at each transaction date, with the exception of amortization which is translated at historical exchange rates. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive loss.

(d) Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates include valuation of stock options and warrants, amortization and depreciation, accrual of expenses, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(e) Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

(f) Short and long term investments

Short-term investments consist of bank term deposits and U.S. government securities with initial maturities of less than a year. Long-term investments consist of U.S. government securities with initial maturities of greater than a year. Short-term investments and long-term investments are both classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive loss. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

(g) Property and equipment

Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of five years.

Expenditures for improvements to the Company’s office spaces are capitalized and expenditures for maintenance and repairs are expensed as incurred. Tenant improvement allowances and rent holidays are included in deferred rent and recognized as a reduction in deferred rent over the term of the lease. Leasehold improvements are amortized over the lesser of useful life and term of the lease.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as at December 31, 2016 and 2015.

(h) Clinical trial accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company reflects the appropriate clinical trial expenses in the financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial.

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

(i) Taxes

The Company accounts for income taxes using ASC 740, Income Taxes which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the extent of the valuation allowance. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefits that are more than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements.

Investment tax credits relating to scientific research and experimental development are accounted for as a reduction in operating expenses. To the extent there is reasonable assurance the credits will be realized, they are recorded in the period the related expenditure is made as an income tax (provision) recovery. If investment tax credit amounts subsequently received are less or more than originally recorded, the difference is treated as a change in estimate.

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

Development costs are expensed in the period incurred unless management believes a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. The Company records costs for certain development activities, such as clinical trials, based on management’s evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to the Company by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.

(k) Accounting for stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant date fair values.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the Company’s initial public offering (“IPO”) in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of the Company’s common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation is used.

(l) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents, short-term investments and long-term investments of $149,796 as of December 31, 2016 (December 31, 2015 – $111,366).

(m) Net Loss per common stock

Basic net loss per common stock is computed by dividing loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

Prior to the Company’s IPO in March 2014, the Company had preferred stock with conversion and redemption features. All shares of preferred stock were converted to common shares upon the Company’s IPO. The Company allocated the total consideration received for issuing preferred stock and warrants based on the relative fair value of each security at the date of issuance. This allocation resulted in a discount to the initial carrying amount of the preferred stock at the date of issuance that was amortized over the life of the preferred stock and was recorded as “amortization of discount on preferred stock” in the consolidated statements of operations and comprehensive loss. The Company also evaluated and accounted for the conversion and redemption options embedded in these convertible instruments as free standing derivative financial instruments and recorded these as preferred stock embedded derivatives on its consolidated balance sheets at fair value with changes in the fair values of these derivatives recorded in the consolidated statements of operations and comprehensive loss.

The Company applied the residual value method to record the fair value of warrants issued with loans as a discount to the initial carrying amount of loans at the date of issuance. Loans were measured at amortized cost using the effective interest method which is a method of calculating the amortized cost of a financial liability and allocating the effective interest expense over the term of the financial liability. Interest expense was recorded in the consolidated statements of operations and comprehensive loss. The interest rate was the rate that exactly discounts estimated future cash payments throughout the term of the financial instrument to the net carrying amount of the financial liability.

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

(p) Recently issued and recently adopted accounting standards

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. The Company adopted ASU 2014-15 as of the year ended December 31, 2016. There is no impact to the Company’s financial statements as a result of this change.

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

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted under certain circumstances. The Company will elect to change its accounting policy to account for forfeitures as they occur instead of on an estimated basis as this will more accurately reflect the cost of forfeitures. The change will be applied on a modified retrospective approach with a cumulative-effect adjustment to retained deficit of an immaterial amount as of January 1, 2017. The provisions relating to the accounting for income taxes will have no significant impact on the consolidated financial statements as the Company applies a full valuation allowance against its deferred tax assets.

(q) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $148,278 as of December 31, 2016, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	DECEMBER 31, 2016	DECEMBER 31, 2015
Cash	$3,726	$2,133
Cash equivalents	28,575	37,393

	$32,301	$39,526

4. Property and equipment

	DECEMBER 31, 2016
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$490	$77	$413
Office furniture, equipment and systems	534	98	436

	$1,024	$175	$849

	DECEMBER 31, 2015
	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$48	$42	$6
Office furniture, equipment and systems	131	48	83

	$179	$90	$89

5. Accounts payable and other liabilities

	DECEMBER 31, 2016	DECEMBER 31, 2015
Trade accounts payable	$6,860	$2,205
Accrued clinical trial fees	1,381	1,666
Accrued compensation and vacation	1,024	692
Accrued professional fees	188	128
Other liabilities	66	101

	$9,519	$4,792

6. Other Liabilities

	DECEMBER 31, 2016	DECEMBER 31, 2015
Warrant liability (a)	$—	$124
Capital lease obligation (b)	47	7
Deferred rent liability	150	—

	$197	$131

(a) Warrant liability

Warrants issued with bank loan:

On October 23, 2013, AQXP Canada entered into a term loan facility with Silicon Valley Bank (“SVB”) for up to $4,000, of which $2,500 was received in October 2013. The loan was repaid in March 2014. Under the terms of the loan, SVB was issued a warrant to purchase 11,363 shares of common stock at $10.56 per share. In September 2016, SVB exercised the warrant on a cashless basis and 3,001 common shares were issued as net settlement in accordance with the terms of the warrant agreement. Prior to the exercise, change in fair value of the warrant was periodically assessed and recorded in the consolidated statements of operations and comprehensive loss (Note 11).

(b)    Capital lease obligation

The Company leases office equipment under capital leases with interest rates ranging from 6.94% to 8.56% per annum. At December 31, 2016, the future payments under the Company’s capital leases were as follows:

AMOUNT
2017	$19
2018	19
2019	19
2020	14

Total minimum lease payments	71
Less: amount representing interest	(9)

Present value of future minimum lease payments	62
Less: current portion	(15)

Capital lease obligations, net of current portion—December 31, 2016	$47

The net book value of the office equipment under capital leases as of December 31, 2016 and 2015 was $62 and $11, respectively, with an immaterial amount related to accumulated depreciation.

7. Stockholders’ equity

(a) Common stock

Aquinox USA is authorized to issue 50,000,000 shares of common stock with a par value of $0.000001 per share (December 31, 2015 – 50,000,000). As of December 31, 2016, total number of shares of common stock issued and outstanding was 23,423,150 (December 31, 2015 – 17,211,986).

(b) Preferred stock

Aquinox USA is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share (December 31, 2015 – 5,000,000). Prior to the Company’s IPO in March 2014, the Company had outstanding shares of preferred stock in Series A, B and C. Upon the Company’s IPO, all shares of Series A, B and C preferred stock were converted to common shares of Aquinox USA. As of December 31, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

The Series A, Series B and Series C preferred stock and Series A, Series B and Series C exchangeable preferred shares, collectively, the “preferred stock” were redeemable convertible preferred stock which were convertible into the Company’s common stock and were classified as mezzanine equity for accounting purposes as they were redeemable on contingent events, and were redeemable at the option of the holder. The preferred stock were labeled within the consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as AQXP Canada exchangeable preferred shares, and Aquinox USA preferred stock.

(c) Public offerings

On March 12, 2014, the Company completed its IPO of 4,830,000 shares of its common stock at a price to the public of $11.00 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of $5.8 million, were $47.3 million.

On September 15, 2015, the Company completed an underwritten public offering of 6,325,000 shares of its common stock at a price to the public of $15.50 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $6.2 million, were $91.8 million.

On September 23, 2016, the Company completed an underwritten public offering of 6,152,500 shares of its common stock at a price to the public of $12.25 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $4.7 million, were $70.7 million.

(d) Stock option plan

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

As of December 31, 2016, the maximum number of shares of common stock that may be issued under the 2014 Plan was 1,953,137. The number of shares of common stock reserved for issuance under the 2014 Plan will increase by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2016, there were 338,935 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

At December 31, 2016, the number of shares available to be granted under the 2014 Plan was 913,720 (December 31, 2015 – 793,799).

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2015	865,457	$9.75	7.56	$2,393
Options granted	658,710	8.77
Options exercised	(55,663)	7.91
Options expired	(8,008)	9.52
Options forfeited	(82,144)	9.39

Outstanding at December 31, 2016	1,378,352	$9.38	7.81	$9,829

Exercisable as of December 31, 2016	575,422	$9.30	6.20	$4,152

During the year ended December 31, 2016, the Company granted 621,210 stock options to employees and 37,500 stock options to non-employee directors. The stock options granted to employees during the year ended December 31, 2016 have exercise prices per share ranging from $7.73 to $11.77 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the year ended December 31, 2016 have an exercise price per share of $7.73 and have a vesting period of one year in equal monthly installment from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the year ended December 31, 2016, 55,663 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $277.

(e) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Expected volatility	82%	97%	108%
Expected dividends	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00
Risk free rate	1.24%	1.48%	1.67%
Weighted average grant-date fair value of stock options	$6.11	$8.91	$8.19

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1,966, $1,506 and $854 for the years ended December 31, 2016, 2015 and 2014, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $4,574 and $3,180 as of December 31, 2016 and December 31, 2015, respectively, which is expected to be recognized over a weighted-average period of 2.82 years (December 31, 2015 – 2.58 years).

8. Other income (expenses)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Change in fair value of derivative liability	$81	$(52)	$949
Foreign exchange losses	(13)	(476)	(361)
Interest income	619	108	91
Miscellaneous	(43)	(100)	4

	$644	$(520)	$683

9. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

The detail of the computation of basic and diluted net loss per common stock is as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Numerator
Net loss	$(37,002)	$(21,860)	$(24,027)
Accretion for liquidation preference on preferred stock	—	—	(1,133)
Accretion for share issuance costs on preferred stock	—	—	(20)
Tax expense on preferred stock	—	—	(100)
Reversal of tax payable on preferred stock due to conversion of preferred stock	—	—	1,898
Extinguishment of remaining share issuance costs due to conversion of preferred stock	—	—	(439)

Total loss attributable to common stockholders	$(37,002)	$(21,860)	$(23,821)

Denominator
Weighted average number of shares used to compute basic and diluted net loss per common stock	18,893,515	12,637,839	8,667,387

Net loss per common stock attributable to common stockholders—basic and diluted	$(1.96)	$(1.73)	$(2.75)

The following have been excluded from the computation of basic and diluted net loss per common stock as their effect would have been antidilutive:

	DECEMBER 31, 2016	DECEMBER 31, 2015	DECEMBER 31, 2014
Outstanding stock options	1,378,352	865,457	824,608
Common stock warrants	—	11,363	11,363

Total	1,378,352	876,820	835,971

10. Income taxes

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate (26%) and U.S. income tax rates (35%). The combined Canadian and U.S. income tax rates of 27.28% (2015 – 27.4%; 2014 – 27.3%) was applied to loss before income taxes as shown in the following table:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Computed taxes at combined Canadian and U.S. tax rates	$(10,095)	$(5,997)	$(6,561)
Change in tax rate	—	26	—
Non-deductible expenses	649	446	185
Research and development credits	(1,305)	—	—
Change in valuation allowance	10,520	5,525	4,519
Other	231	—	—
Reversal of tax benefit related to taxable preferred stock	—	—	1,685
Other impact upon conversion of taxable preferred stock	—	—	172

Income tax recovery	$—	$—	$—

	YEARS ENDED DECEMBER 31,
Net loss before taxes:	2016	2015	2014
Canada	$(31,737)	$(18,382)	$(20,538)
U.S.	(5,265)	(3,478)	(3,489)

Total	$(37,002)	$(21,860)	$(24,027)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows:

	DECEMBER 31, 2016	DECEMBER 31, 2015
Canadian net operating losses	$24,049	$18,282
U.S. net operating losses	3,889	2,499
Research and development deductions and credits	7,331	4,947
Other	1,389	410
Less: valuation allowance	(36,658)	(26,138)

Net deferred income tax assets	$—	$—

At December 31, 2016, the Company had Canadian net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $92,497 (December 31, 2015—approximately $70,316) expiring commencing in 2025 through 2036, and U.S. net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $11,111 (December 31, 2015—approximately $7,140).

The Company also had unclaimed Canadian tax deductions with no expiry for scientific research and experimental development expenditures of approximately $15,571 at December 31, 2016 (December 31, 2015—approximately $10,532). In addition, at December 31, 2016, the Company had approximately $4,004 (December 31, 2015—approximately $2,698) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2019 through 2035.

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

11. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consist of available-for-sale securities as follows:

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$70,819	$—	$(61)	$70,758

Long-term investments:
U.S. treasury securities	$50,155	$—	$(109)	$50,046

Contractual maturities:
Due within one year	$70,819			$70,758
Due after one year through two years	50,155			50,046

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$33,014	$—	$(61)	$32,953
U.S. government agency securities	2,003	—	—	2,003

	$35,017	$—	$(61)	$34,956

Long-term investments:
U.S. treasury securities	$38,687	$—	$(229)	$38,458

Contractual maturities:
Due within one year	$35,017			$34,956
Due after one year through two years	38,687			38,458

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2016
U.S. treasury securities	$120,804	$(170)	N/A	N/A

December 31, 2015
U.S. treasury securities	$71,411	$(290)	N/A	N/A

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

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities. The Company holds short and long-term investments that are classified as available-for-sale securities, which are measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN-OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES—December 31, 2016
Short-term investments—U.S. treasury securities	$70,758	$—	$—	$70,758
Long-term investments—U.S. treasury securities	50,046	—	—	50,046

	$120,804	$—	$—	$120,804

BALANCES—December 31, 2015
Short-term investments—U.S. treasury securities	$32,953	$—	$—	$32,953
Short-term investments—U.S. government agency securities	2,003	—	—	2,003
Long-term investments—U.S. treasury securities	38,458	—	—	38,458
Bank loan warrant derivative liabilities	—	—	(124)	(124)

	$73,414	$—	$(124)	$73,290

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury and U.S. government agency securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at December 31, 2016 and December 31, 2015.

Level 3 instruments consisted of the Company’s warrants which are accounted for as derivative liabilities. The Company used Level 3 inputs for the valuation methodology of the derivative liabilities. The estimated fair values were computed using a Black-Scholes option pricing model which incorporates a number of assumptions and judgments to estimate the fair value of these derivative liabilities including the fair value per share of the underlying stock, remaining contractual term of the warrants, risk-free interest rate, expected dividend yield, credit spread, and expected volatility of the underlying stock. The derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in change in fair value of derivative liability:

Fair value of significant unobservable inputs (Level 3):

BANK LOAN WARRANT DERIVATIVE LIABILITIES
BALANCES—December 31, 2014	$72
Change in fair value of derivative liability	52

BALANCES—December 31, 2015	124
Change in fair value of derivative liability	(81)
Exercise of warrants	(43)

BALANCES—December 31, 2016	$—

There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2016 and December 31, 2015.

At December 31, 2016, the Company had short-term investments consisting of available-for-sale securities of $70,758 and long-term investments consisting of available-for-sale securities of $50,046. Total gains for securities were $605, $96 and $12 for the years ending December 31, 2016, 2015 and 2014, respectively. The Company’s long-term investments had contractual maturities of less than 24 months.

12. License and patent agreements

The Company has an agreement with Biolipox AB of Sweden for patent rights relating exclusively or principally to a specific class of compounds, which include AQX-1125. The terms of the agreement required the Company to pay CAD $50 immediately, CAD $250 in shares of common stock upon the first submission to the FDA of an Investigational New Drug (IND) for a compound from the acquired class of compounds, and CAD $3,000 upon the advancement of one of the compounds from the acquired class of compounds into a Phase 3 clinical trial. Certain other milestone payments, totaling CAD $1,500 are payable upon the first commercial sale following regulatory approval of the first compound in each of the United States, Europe and Japan. There are no royalty payments due under this agreement. In June 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of the milestone related to the first submission to the FDA of an IND for AQX-1125. A CAD $3,000 milestone payment was paid in November 2016 as a result of the advancement of AQX-1125 into a Phase 3 clinical trial. The development of the technology is actively proceeding.

The Company has an exclusive license agreement with the University of British Columbia for a worldwide license to certain small molecule compounds and pharmaceutical compositions that are modulators of SHIP1 activity. The agreement expires at the earlier of the last expiry of any patent obtained related to the technology or through enactment of one of the termination clauses stipulated in the agreement. The Company paid annual maintenance fees of CAD $1 related to this agreement for the year ended December 31, 2016 (December 31, 2015 – CAD $1) and have contingent payments totaling up to CAD $2,200 for the first drug product and CAD $1,500 for each subsequent drug product plus low single-digit royalties. The Company does not currently have any product candidates under development that are covered by the UBC license agreement.

The Company has an agreement with the British Columbia Cancer Agency and StemCell Technologies, Inc. for the assignment to the Company of certain patents to technology relating to SHIP1 in return for low single-digit royalty payment on product sales or low double-digit percentage of sublicense revenue. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The Company incurred maintenance fees of CAD $5 related to this agreement during the years ended December 31, 2016, 2015 and 2014. The Company does not currently have any product candidates under development that are covered by this agreement.

13. Commitments and contingencies

As at December 31, 2016, the Company has obligations to make future minimum payments with respect to operating leases for office space.

The Company has a lease agreement for approximately 10,946 square feet of office space in Canada which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, the Company signed a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expires June 30, 2019. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

The Company has a lease agreement for approximately 3,520 square feet of office space in San Bruno, California which commenced on January 1, 2016 and expires on December 31, 2018. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

The lease agreements contain scheduled rent increases, rent holidays and tenant improvement allowance. As such, the Company has recorded a deferred rent liability of $150 as at December 31, 2016.

The minimum lease payments under the non-cancelable operating leases are payable in the following amounts over the following years.

	2017	2018	2019	2020	2021	Total
Operating lease obligations (1)	$559	$569	$377	$350	$292	$2,147

	$559	$569	$377	$350	$292	$2,147

1.	The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the Canadian operating lease obligations, discussed above. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2016 daily noon exchange rate of US$0.7448.

On January 7, 2017, the Company signed a lease agreement to expand the San Bruno, California office space by an additional 6,019 square feet which is effective February 1, 2017 and expires December 31, 2018. The Company will be obligated to pay approximately $203 in annual basic rent for the first year and approximately $278 in the second year. In addition to the basic rent, the Company will be obligated to pay for taxes, operating costs, utilities, additional services and other amounts. The operating lease obligation related to this office lease agreement is not included in the table above as the agreement was signed after December 31, 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred operating lease costs of $370, $154 and $188 (2014—net of sublease rentals of $127), respectively.

In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. Although the Company cannot predict with assurance the outcome of any litigation, it does not believe there are currently any such actions that, if resolved unfavorable, would have a material impact on the Company’s financial condition, results of operations or cash flows.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

On March 8, 2017, our Board of Directors, on the recommendation of the Compensation Committee, approved increases in the 2017 base salaries for our named executive officers: David Main, our Chief Executive Officer and President (USD $510,000), Kamran Alam, our Chief Financial Officer and Vice President, Finance (USD $335,000) and Abigail Jenkins, our Chief Commercial Officer (USD $342,000).

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2016 fiscal year pursuant to Regulation 14A for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement, and the information to be included in the 2017 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.

Date: March 9, 2017	By:	/s/ David J. Main
David J. Main President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Main David J. Main	Director, President & CEO (Principal Executive Officer)	March 9, 2017

/s/ Kamran Alam Kamran Alam	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2017

/s/ Gary Bridger Gary Bridger	Director	March 9, 2017

/s/ Daniel Levitt Daniel Levitt	Director	March 9, 2017

/s/ Sean Nolan Sean Nolan	Director	March 9, 2017

/s/ Robert Pelzer Robert Pelzer	Director	March 9, 2017

/s/ Todd Simpson Todd Simpson	Director	March 9, 2017

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.	8-K	001-36327	3.1	March 12, 2014

3.2	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.	S-1	333-193615	3.6	February 28, 2014

4.1	Specimen Common Stock Certificate of Aquinox Pharmaceuticals, Inc.	10-Q	001-36327	4.1	May 13, 2014

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.	8-K	001-36327	10.1	September 20, 2016

10.1+	Joint Canadian Stock Option Plan.	S-1	333-193615	10.1	January 28, 2014

10.2+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan.	S-1	333-193615	10.2	January 28, 2014

10.3+	2014 Equity Incentive Plan	S-1	333-193615	10.3	January 28, 2014

10.4+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan	S-1	333-193615	10.4	January 28, 2014

10.5+	Form of Executive Employment Agreement (AQXP Canada)	10-Q	001-36327	10.1	November 4, 2014

10.6+	Form of Agreement Regarding Executive Compensation in U.S. dollars	10-K	001-36327	10.6	March 14, 2016

10.7+	Form of Executive Employment Agreement (AQXP USA)	10-K	001-36327	10.7	March 14, 2016

10.8	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers.	S-1	333-193615	10.5	January 28, 2014

10.9†	Asset Purchase Agreement by and between the Registrant and Biolipox AB, dated August 19, 2009.	S-1	333-193615	10.12	February 28, 2014

10.10	Consent to Sublease dated December 11, 2013 between 560677 B.C. LTD. and Mark Anthony Group Inc. and Aquinox Pharmaceuticals Inc.	S-1	333-193615	10.16	February 28, 2014

10.11	Offer to Lease by and between the Registrant and Sun Life Assurance Company of Canada, dated February 15, 2010.	S-1	333-193615	10.11	January 28, 2014

10.15	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.	8-K	001-36327	10.1	February 5, 2016

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

21.1	List of subsidiaries of the Registrant.	S-1	333-193615	21.1	January 28, 2014

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.