Form 10-Q
period 2017-03-31
AQUINOX PHARMACEUTICALS, INC
filed 2017-05-09
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2017, there were 23,423,150 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	MARCH 31, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents (Note 3)	$20,916	$32,301
Short-term investments (Note 8)	100,665	70,758
Receivables, prepayments and deposits	855	426

Total current assets	122,436	103,485

Property and equipment, net	885	849
Long-term investments (Note 8)	20,008	50,046

Total assets	$143,329	$154,380

Liabilities
Current liabilities
Accounts payable and other liabilities	$5,824	$9,519

Total current liabilities	5,824	9,519

Other liabilities (Note 4)	562	197

Total liabilities	6,386	9,716

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of March 31, 2017 and December 31, 2016; issued and outstanding, 23,423,150 as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	293,783	293,111
Accumulated deficit	(156,635)	(148,278)
Accumulated other comprehensive loss	(205)	(169)

Total stockholders’ equity	136,943	144,664

Total liabilities and stockholders’ equity	$143,329	$154,380

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Operating expenses
Research and development	$5,777	$4,881
General and administrative	2,745	1,953

Total operating expenses	8,522	6,834
Other income (Note 6)	206	123

Net loss before income taxes	(8,316)	(6,711)

Net loss	$(8,316)	$(6,711)

Net loss per common stock - basic and diluted (Note 7)	$(0.36)	$(0.39)
Basic and diluted weighted average number of common stock outstanding	23,423,150	17,211,986

Comprehensive loss:
Net loss	$(8,316)	$(6,711)
Other comprehensive (loss) income – unrealized (loss) gain on available-for-sale securities	(36)	243

Comprehensive loss	$(8,352)	$(6,468)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Operating activities
Net loss	$(8,316)	$(6,711)
Non-cash items and reclassifications:
Change in fair value of derivative liability (Note 6)	—	(50)
Stock-based compensation (Note 5(c))	631	433
Unrealized foreign exchange loss and others	146	31
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(426)	(465)
Accounts payable and other liabilities	(3,315)	890

Cash used in operating activities	(11,280)	(5,872)

Investing activities
Purchase of investments	—	(13,002)
Proceeds from maturity of investments	—	15,025
Purchase of property and equipment	(108)	(27)

Cash (used in) provided by investing activities	(108)	1,996

Financing activity
Payment on capital lease obligations	(4)	—

Cash used in financing activity	(4)	—

Effect of exchange rate changes on cash and cash equivalents	7	41

Net change in cash and cash equivalents during the period	(11,385)	(3,835)
Cash and cash equivalents, beginning of period	32,301	39,526

Cash and cash equivalents, end of period	$20,916	$35,691

Supplemental disclosure of cash flow information:
Interest received	$234	$121
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$(24)	$—

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Condensed summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017. Unless indicated otherwise, all amounts herein are expressed in thousands of United States dollars, except per share and share amounts.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(d) Accounting for stock-based compensation

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

(e) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for inflammatory diseases and cancer. The Company has significant Canadian operations but its assets are mostly held in the United States with an immaterial amount of long lived assets in Canada.

(f) Net loss per common stock

Basic net loss per common stock is computed by dividing loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

(g) Recently issued and recently adopted accounting standards

The Company adopted FASB ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” effective January 1, 2017 which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The previous guidance required entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. This change did not have a material impact on the Company’s financial statements as a full valuation allowance has been applied against the deferred tax assets.

The Company adopted FASB ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company has elected to change its accounting policy to account for forfeitures as they occur instead of on an estimated basis as this will more accurately reflect the cost of forfeitures. The change has been applied on a modified retrospective approach with a cumulative-effect adjustment to retained deficit of an immaterial amount as of January 1, 2017. The provisions relating to the accounting for income taxes has no significant impact on the consolidated financial statements as the Company applies a full valuation allowance against its deferred tax assets.

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

(h) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, had an accumulated deficit of $156,635 as of March 31, 2017, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize AQX-1125, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of AQX-1125, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for AQX-1125 or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

	MARCH 31, 2017	DECEMBER 31, 2016
Cash	$18,686	$3,726
Cash equivalents	2,230	28,575

	$20,916	$32,301

4. Other Liabilities

	MARCH 31, 2017	DECEMBER 31, 2016
Capital lease obligations	$44	$47
Deferred rent liability	518	150

	$562	$197

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of March 31, 2017 and December 31, 2016, the total number of shares of common stock issued and outstanding was 23,423,150. As of March 31, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.

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

As at March 31, 2017, the maximum number of shares of common stock that may be issued under the 2014 Plan was 2,890,063 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2016	1,378,352	$9.38	7.81	$9,829
Options granted	696,100	17.35
Options forfeited	(59,063)	12.37

Outstanding at March 31, 2017	2,015,389	$12.04	8.34	$9,806

Exercisable as of March 31, 2017	713,412	$9.26	6.44	$5,299

During the three months ended March 31, 2017, the Company granted 696,100 stock options to employees. The stock options granted to employees during the three months ended March 31, 2017 have an exercise price per share of $17.35 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three months ended March 31, 2017, no shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Expected volatility	91%	80%
Expected dividends	0%	0%
Expected terms (years)	6.00	6.00
Risk free rate	1.90%	1.27%
Weighted average grant-date fair value of stock options	$13.02	$5.67

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $631 and $433 for the three months ended March 31, 2017 and March 31, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $12,807 and $4,839 as of March 31, 2017 and March 31, 2016, respectively, which is expected to be recognized over a weighted-average period of 3.34 years (March 31, 2016 – 3.21 years)

6. Other income

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Change in fair value of derivative liability	$—	$50
Foreign exchange losses	(8)	(26)
Interest income	234	121
Miscellaneous expenses	(20)	(22)

	$206	$123

7. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per common stock as their effect would have been antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Outstanding stock options	2,015,389	1,255,573
Common stock warrants	—	11,363

Total	2,015,389	1,266,936

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consisted of available-for-sale securities as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
March 31, 2017
Short-term investments:
U.S. treasury securities	$100,817	$—	$(152)	$100,665

Long-term investments:
U.S. treasury securities	$20,061	$—	$(53)	$20,008

Contractual maturities:
Due within one year	$100,817			$100,665
Due after one year through two years	20,061			20,008

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
December 31, 2016
Short-term investments:
U.S. treasury securities	$70,819	$—	$(61)	$70,758

Long-term investments:
U.S. treasury securities	$50,155	$—	$(109)	$50,046

Contractual maturities:
Due within one year	$70,819			$70,758
Due after one year through two years	50,155			50,046

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
March 31, 2017
U.S. treasury securities	$120,673	$(205)	N/A	N/A

December 31, 2016
U.S. treasury securities	$120,804	$(170)	N/A	N/A

Fair value of financial instruments

Fair value is defined as the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of the Company’s financial instruments are determined according to a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the hierarchy are as follows:

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – March 31, 2017
Short-term investments – U.S. treasury securities	$100,665	$—	$—	$100,665
Long-term investments – U.S. treasury securities	20,008	—	—	20,008

	$120,673	$—	$—	$120,673

BALANCES – December 31, 2016
Short-term investments – U.S. treasury securities	$70,758	$—	$—	$70,758
Long-term investments – U.S. treasury securities	50,046	—	—	50,046

	$120,804	$—	$—	$120,804

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at March 31, 2017 and December 31, 2016. There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

As at March 31, 2017, the Company had short-term investments consisting of available-for-sale securities of $100,665 and long-term investments consisting of available-for-sale securities of $20,008. Total gains for securities were $224 and $119 for the three months ended March 31, 2017 and 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We currently have operations in Vancouver, British Columbia and San Bruno, California.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate AQX-1125. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our clinical-stage product candidate and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. As of March 31, 2017, we had $141.6 million in cash, cash equivalents and short-term and long-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2017 was $8.3 million, compared to $6.7 million for the three months ended March 31, 2016. As of March 31, 2017, we had an accumulated deficit of $156.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for AQX-1125 and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Research and development	$5,777	$4,881
General and administrative	2,745	1,953

Total operating expenses	$8,522	$6,834

Research and Development Expenses

We are currently developing AQX-1125 as a treatment in IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily AQX-1125 to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of AQX-1125 in IC/BPS and have initiated activities for the first of two anticipated Phase 3 clinical trials of AQX-1125 in IC/BPS. The first trial (Leadership 301 trial), which commenced enrollment in the third quarter of 2016, is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 52 weeks, to assess the efficacy and safety of AQX-1125 in both female and male IC/BPS patients. The Leadership 301 trial is anticipated to enroll a minimum of 300 female patients, up to a maximum of 600 patients including males, at clinical research centers in the United States, Canada and Europe. The Leadership 301 trial is investigating the ability of 200 mg and 100 mg oral, once daily AQX-1125 to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of AQX-1125 or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point numeric rating scale (NRS) at twelve weeks recorded by electronic diary. The trial also includes an extension period of 52 weeks affording all participating patients the opportunity for treatment with AQX-1125. Secondary endpoints will include urinary symptoms, including frequency and nighttime awakenings to void, as well as measures of quality of life.

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

Overall, research and development expenses for the three months ended March 31, 2017 were $5.8 million compared to $4.9 million for the three months ended March 31, 2016. Higher expenditure during the three months ended March 31, 2017 was primarily driven by increased clinical activities as we continued our Leadership 301 clinical trial of AQX-1125 in IC/BPS. We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of AQX-1125, particularly as a result of our Leadership 301 trial and other clinical development activities in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the three months ended March 31, 2017, general and administrative expenses were $2.7 million compared to $2.0 million for the three months ended March 31, 2016. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

Other income

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2017	2016
Change in fair value of derivative liability	$—	$50
Foreign exchange losses	(8)	(26)
Interest income	234	121
Miscellaneous expenses	(20)	(22)

Total other income	$206	$123

There was no change in fair value of derivative liability for the three months ended March 31, 2017, as we did not have any derivative liability as of December 31, 2016 or March 31, 2017. The change in fair value of derivative liability for the three months ended March 31, 2016 resulted from the change in fair value of a warrant issued to SVB under the terms of a loan agreement. The warrant was being re-measured at each balance sheet date. In September 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Foreign exchange losses were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income increased significantly during the three months ended March 31, 2017 compared to the same period in 2016 as a result of higher cash and investment balances for the three months ended March 31, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $11.3 million and $5.9 million of cash flows during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $156.6 million, working capital of $116.6 million and cash, cash equivalents and short-term and long-term investments of $141.6 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(11,280)	$(5,872)
Investing activities	(108)	1,996
Financing activity	(4)	—
Effect of exchange rate changes on cash and cash equivalents	7	41

Net change in cash and cash equivalents	$(11,385)	$(3,835)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2017 increased due to higher operating expenses compared to the three months ended March 31, 2016 and timing of expenditures. During the three months ended March 31, 2017, we paid significant amounts related to expenditures previously incurred in 2016 whereas in the three months ended March 31, 2016 we incurred significant expenditures with payments occurring after March 31, 2016.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the three months ended March 31, 2017 was primarily the results of leasehold improvements to our office premises. Net cash provided by investing activities for the three months ended March 31, 2016 was primarily the results of the maturity of short-term investments.

Net cash used in financing activity

For the three months ended March 31, 2017, net cash used in a financing activity was the result of the payment of capital lease obligations.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase as we continue our development of AQX-1125 in IC/BPS, as well as other clinical and preclinical activities. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	our Phase 3 Leadership 301 trial of AQX-1125 in IC/BPS and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for AQX-1125 or any future product candidates;

•	the cost of manufacturing AQX-1125 and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if AQX-1125 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of Part II of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2016. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three months ended March 31, 2017.

Recent Accounting Pronouncements

We adopted FASB ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” effective January 1, 2017 which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The previous guidance required entities to separately present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet. This change did not have a material impact on our financial statements as a full valuation allowance has been applied against the deferred tax assets.

We adopted FASB ASU 2016-09 “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” effective January 1, 2017 which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We have elected to change our accounting policy to account for forfeitures as they occur instead of on an estimated basis as this will more accurately reflect the cost of forfeitures. The change has been applied on a modified retrospective approach with a cumulative-effect adjustment to retained deficit of an immaterial amount as of January 1, 2017. The provisions relating to the accounting for income taxes has no significant impact on the consolidated financial statements as we apply a full valuation allowance against our deferred tax assets.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2017, we had holdings in U.S. government securities of $122.9 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.8 million in the fair value of our investment portfolio as of March 31, 2017.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended March 31, 2017 and 2016, foreign exchange losses were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2016 and 2015, and for the three months ended March 31, 2017, we reported a net loss of $37.0 million, $21.9 million and $8.3 million, respectively. As of March 31, 2017, we had an accumulated deficit since inception of $156.6 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. We expect research and clinical development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AQX-1125 or future product candidates in clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of AQX-1125 or future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of AQX-1125 or future product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for AQX-1125 and any future product candidates;

•	the clinical development plans we establish for AQX-1125 or any future product candidates;

•	the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;

•	the number and characteristics of product candidates that we discover, or in-license and develop;

•	the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and

•	the costs and timing of establishing sales, marketing, distribution and pharmacovigilance capabilities for any product candidates for which we may receive regulatory approval in territories where we choose to commercialize products on our own.

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

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize AQX-1125 in a timely manner. Our near-term prospects are largely dependent on our ability to obtain favorable results from our Leadership 301 clinical trial in IC/BPS, as well as our anticipated additional clinical trials with AQX-1125. We cannot commercialize AQX-1125 or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize AQX-1125 or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of AQX-1125 or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of AQX-1125 or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if AQX-1125 or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for AQX-1125 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of AQX-1125 or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for AQX-1125, the commercial success of AQX-1125 will depend on a number of factors, including the following:

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

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, AQX-1125 or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for AQX-1125, we do not know whether the Leadership 301 clinical trial, or any other clinical trials we may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market AQX-1125 or any of our future product candidates in any particular jurisdiction. For example, our Phase 2 Leadership 201 clinical trial in IC/BPS, the results of which were announced in June 2015, failed to demonstrate statistically significant results in its primary endpoint. In addition, despite showing positive results in our chronic obstructive pulmonary disease, or COPD, proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with AQX-1125, the results of which we announced in July 2015, failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. Our Phase 2 Kinship clinical trial, the results for which we announced in November 2015, failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

We have not yet established the optimal dose for AQX-1125. There can be no guarantee that the 200 mg dose studied in our Phase 2 clinical trial will be efficacious or, if it is, whether it will be the optimal dose to continue development with. It is possible that we may need to conduct additional clinical trials to evaluate additional dose levels of AQX-1125. There cannot be any guarantee that any of these trials will be successful in determining a dose of AQX-1125 suitable for marketing approval.

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

We have experienced delays in site initiation and are behind our anticipated schedule in our ongoing Leadership 301 clinical trial and may experience delays in future clinical trials. We will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of AQX-1125 or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (IRB) or ethics committee approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA, a comparable foreign regulatory authority, or the IRB to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board or us, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, local standard of care, the number of clinical sites and the rate at which they can be initiated, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of AQX-1125, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part. In our Leadership 301 clinical trial, we have experienced delays in initiating clinical sites.

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, AQX-1125 or our future product candidates and affect the prices we may obtain.*

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of AQX-1125 or our future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in May 2017, the U.S. House of Representatives passed legislation to repeal and replace major portions of the Affordable Care Act. However, this legislation requires further approval by the U.S. Senate and President, and the prospects for this legislation becoming law, or the terms of any final legislation repealing or replacing elements of the Affordable Care Act, are uncertain. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

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

Even if we obtain regulatory approval for AQX-1125 or any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. In addition, the reported diagnosis rate for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS, which could limit our commercial opportunities for that indication. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, AQX-1125, and will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing or may develop AQX-1125 or our future product candidates for. Some of these competitive products and therapies may be based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2017, we had 42 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our business and operations would suffer in the event of computer system failures or security breaches.

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of AQX-1125 or our future product candidates could be delayed.

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

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize AQX-1125 or our future product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

Our patent applications and the enforcement or defense of our issued patents may be impacted by the application of or changes in U.S. and foreign standards.*

The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product candidates. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the U.S. Patent and Trademark Office in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the U.S. Patent and Trademark Office, or the USPTO, and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

While we cannot predict with certainty the impact the Leahy-Smith Act or any potential future changes to the U.S. or foreign patent systems will have on the operation of our business, the Leahy-Smith Act and such future changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.1+	Separation Agreement between Aquinox Pharmaceuticals, Inc. and David Mitchell, dated March 13, 2017.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: May 9, 2017	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.1+	Separation Agreement between Aquinox Pharmaceuticals, Inc. and David Mitchell, dated March 13, 2017.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.