Form 10-Q
period 2017-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2017-08-08
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 23,464,712 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	JUNE 30, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents (Note 3)	$27,147	$32,301
Short-term investments (Note 8)	104,130	70,758
Receivables, prepayments and deposits	915	426

Total current assets	132,192	103,485

Property and equipment, net	1,092	849
Long-term investments (Note 8)	—	50,046

Total assets	$133,284	$154,380

Liabilities
Current liabilities
Accounts payable and other liabilities	$8,128	$9,519

Total current liabilities	8,128	9,519

Other liabilities (Note 4)	548	197

Total liabilities	8,676	9,716

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of June 30, 2017 and December 31, 2016; issued and outstanding, 23,464,712 as of June 30, 2017 (December 31, 2016 – 23,423,150)	—	—
Additional paid-in capital	295,214	293,111
Accumulated deficit	(170,401)	(148,278)
Accumulated other comprehensive loss	(205)	(169)

Total stockholders’ equity	124,608	144,664

Total liabilities and stockholders’ equity	$133,284	$154,380

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$10,475	$9,235	$16,252	$14,116
General and administrative	3,520	1,830	6,265	3,783

Total operating expenses	13,995	11,065	22,517	17,899

Other income, net (Note 6)	229	164	435	287

Net loss	$(13,766)	$(10,901)	$(22,082)	$(17,612)

Net loss per common stock - basic and diluted (Note 7)	$(0.59)	$(0.63)	$(0.94)	$(1.02)

Basic and diluted weighted average number of common stock outstanding	23,444,150	17,212,007	23,433,708	17,211,997

Comprehensive loss:
Net loss	$(13,766)	$(10,901)	$(22,082)	$(17,612)
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale securities	—	119	(36)	362

Comprehensive loss	$(13,766)	$(10,782)	$(22,118)	$(17,250)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Operating activities
Net loss	$(22,082)	$(17,612)
Non-cash items:
Change in fair value of derivative liability (Note 6)	—	(73)
Stock-based compensation (Note 5(c))	1,685	915
Unrealized foreign exchange loss and others	271	48
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(484)	(771)
Accounts payable and other liabilities	(973)	3,705

Cash used in operating activities	(21,583)	(13,788)

Investing activities
Purchase of investments	—	(34,557)
Proceeds from maturity of investments	16,500	31,575
Purchase of property and equipment	(452)	(320)

Cash provided by (used in) investing activities	16,048	(3,302)

Financing activities
Proceeds from exercise of stock options	377	4
Payment on capital lease obligations	(7)	(1)

Cash provided by financing activities	370	3

Effect of exchange rate changes on cash and cash equivalents	11	31

Net change in cash and cash equivalents during the period	(5,154)	(17,056)
Cash and cash equivalents, beginning of period	32,301	39,526

Cash and cash equivalents, end of period	$27,147	$22,470

Supplemental disclosure of cash flow information:
Interest received	$484	$249
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$(77)	$—

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(h) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, had an accumulated deficit of $170.4 million as of June 30, 2017, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize rosiptor, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of rosiptor, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for rosiptor or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	JUNE 30, 2017	DECEMBER 31, 2016
Cash	$9,421	$3,726
Cash equivalents	17,726	28,575

	$27,147	$32,301

4. Other liabilities

(in thousands)	JUNE 30, 2017	DECEMBER 31, 2016
Capital lease obligations	$40	$47
Deferred rent liability	508	150

	$548	$197

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of June 30, 2017 and December 31, 2016, the total number of shares of common stock issued and outstanding was 23,464,712 and 23,423,150, respectively. As of June 30, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.

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

As at June 30, 2017, the maximum number of shares of common stock that may be issued under the 2014 Plan was 2,864,126 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2016	1,378,352	$9.38	7.81	$9,829
Options granted	779,040	16.97
Options exercised	(41,562)	9.33
Options forfeited	(59,063)	12.37

Outstanding at June 30, 2017	2,056,767	$12.17	8.23	$6,114

Exercisable as of June 30, 2017	766,877	$9.28	6.53	$3,670

During the six months ended June 30, 2017, the Company granted 698,040 stock options to employees and 81,000 stock options to non-employee directors.    The stock options granted to employees during the six months ended June 30, 2017 have exercise prices per share ranging from $13.74 to $17.35 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the six months ended June 30, 2017 have an exercise price per share of $13.74 and have vesting period of one year in equal monthly installments from the beginning of the vesting period for certain grants and vesting period of three years in equal annual installments from the beginning of the vesting period for other grants. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three and six months ended June 30, 2017, 41,562 shares of common stock were issued upon exercise of options.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Expected volatility	90%	79%	91%	80%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.00
Risk free rate	1.82%	1.26%	1.89%	1.27%
Weighted average grant-date fair value of stock options	$10.25	$5.27	$12.72	$5.61

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.1 million and $1.7 million for the three and six months ended June 30, 2017, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $12.6 million and $4.3 million as of June 30, 2017 and June 30, 2016, respectively, which is expected to be recognized over a weighted-average period of 3.06 years (June 30, 2016 – 2.96 years)

6. Other income, net

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Change in fair value of derivative liability	$—	$23	$—	$73
Foreign exchange (losses) gain	(12)	6	(20)	(20)
Interest income	250	128	484	249
Miscellaneous (expenses) income	(9)	7	(29)	(15)

	$229	$164	$435	$287

7. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per common stock as their effect would have been antidilutive:

	THREE AND SIX MONTHS ENDED JUNE 30,
	2017	2016
Outstanding stock options	2,056,767	1,251,114
Common stock warrants	—	11,363

Total	2,056,767	1,262,477

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consisted of available-for-sale securities as follows:

(in thousands) June 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$104,335	$—	$(205)	$104,130

Contractual maturities:
Due within one year	$104,335			$104,130

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$70,819	$—	$(61)	$70,758

Long-term investments:
U.S. treasury securities	$50,155	$—	$(109)	$50,046

Contractual maturities:
Due within one year	$70,819			$70,758
Due after one year through two years	50,155			50,046

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

(in thousands)	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
June 30, 2017	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$104,130	$(205)	N/A	N/A

December 31, 2016
U.S. treasury securities	$120,804	$(170)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(in thousands)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – June 30, 2017
Short-term investments – U.S. treasury securities	$104,130	$—	$—	$104,130

	$104,130	$—	$—	$104,130

BALANCES – December 31, 2016
Short-term investments – U.S. treasury securities	$70,758	$—	$—	$70,758
Long-term investments – U.S. treasury securities	50,046	—	—	50,046

	$120,804	$—	$—	$120,804

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at June 30, 2017 and December 31, 2016. There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2017 and the year ended December 31, 2016.

As at June 30, 2017, the Company had short-term investments consisting of available-for-sale securities of $104.1 million. Total gains for securities were $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively and $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively.

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

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting the SH2-containing inositol-5’-phosphatase 1 (SHIP1) enzyme, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our product candidate, AQX-1125, received the generic name “rosiptor” in April 2017 from the United States Adopted Name Council (USAN). This name was published by USAN on July 7, 2017. We will adopt the reference of rosiptor for appropriate use going forward while phasing out reference to AQX-1125.

Rosiptor is a small molecule activator of SHIP1 suitable for oral, once daily dosing. We are currently developing rosiptor as a treatment for interstitial cystitis/bladder pain syndrome (IC/BPS), a chronic inflammatory disease of the bladder. For rosiptor, we retain full worldwide rights and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

Rosiptor is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed seven clinical trials, exposing over 380 subjects to once daily oral administration of rosiptor. These trials have demonstrated a good tolerability profile, with over 200 patients receiving rosiptor in two Phase 2 trials for periods of 12 weeks. We believe rosiptor is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans. We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate compounds that target SHIP1. These compounds have both similar and distinct properties from rosiptor. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds. Our longer-term strategy is to broaden our development activities for rosiptor and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer.

We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We currently have operations in Vancouver, British Columbia and San Bruno, California.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate rosiptor. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our clinical-stage product candidate and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. As of June 30, 2017, we had $131.3 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2017 was $22.1 million, compared to $17.6 million for the six months ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of $170.4 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for rosiptor and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2017 and 2016:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Research and development	$10,475	$9,235	$16,252	$14,116
General and administrative	3,520	1,830	6,265	3,783

	$13,955	$11,065	$22,517	$17,899

Research and Development Expenses

We are currently developing rosiptor as a treatment for IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily rosiptor to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of rosiptor in IC/BPS and have initiated the first Phase 3 clinical trials of rosiptor in IC/BPS. The first trial (Leadership 301 trial), which commenced enrollment in the third quarter of 2016, is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 52 weeks, to assess the efficacy and safety of rosiptor in both female and male IC/BPS patients. The Leadership 301 trial is anticipated to enroll a minimum of 300 female patients, up to a maximum of 600 patients including males, at clinical research centers in the United States, Canada and Europe. The Leadership 301 trial is investigating the ability of 200 mg and 100 mg oral, once daily rosiptor to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of rosiptor or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point numeric rating scale (NRS) at twelve weeks recorded by electronic diary. The trial also includes an extension period of 52 weeks affording all participating patients the opportunity for treatment with rosiptor. Additional endpoints will include urinary symptoms, including frequency and nighttime awakenings to void, as well as measures of quality of life.

We continue to engage with the FDA and other regulatory authorities to discuss the safety and efficacy trials and analyses required for approval of rosiptor in IC/BPS in the U.S., Europe, and other targeted countries. We continue to evaluate the design and number of additional trials that we will conduct in order to meet ICH patient exposure guidelines and demonstrate the safety and efficacy of rosiptor in support of a potential NDA filing. We expect the data from the Leadership 301 trial, as well as further discussions with regulatory authorities, will be fundamental in defining the number, design and size of these additional trials.

Our research and development expenses consist primarily of costs incurred for the development of rosiptor and other future product candidates. Research and development expenses include:

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

Overall, research and development expenses for the three and six months ended June 30, 2017 were $10.5 million and $16.3 million, respectively, compared to $9.2 million and $14.1 million for the three and six months ended June 30, 2016, respectively. Higher expenditure during the three and six months ended June 30, 2017 was primarily driven by increased clinical activities as we continued our Leadership 301 clinical trial of rosiptor in IC/BPS. We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of rosiptor, particularly as a result of our Leadership 301 trial and other clinical development activities in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the three and six months ended June 30, 2017, general and administrative expenses were $3.5 million and $6.3 million, respectively, compared to $1.8 million and $3.8 million for the three and six months ended June 30, 2016, respectively. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

Other income, net

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Change in fair value of derivative liability	$—	$23	$—	$73
Foreign exchange (losses) gain	(12)	6	(20)	(20)
Interest income	250	128	484	249
Miscellaneous (expenses) income	(9)	7	(29)	(15)

Total other income, net	$229	$164	$435	$287

There was no change in fair value of derivative liability for the three and six months ended June 30, 2017, as we did not have any derivative liability as of December 31, 2016 or June 30, 2017. The change in fair value of derivative liability for the three and six months ended June 30, 2016 resulted from the change in fair value of a warrant issued to SVB under the terms of a loan agreement. The warrant was being re-measured at each balance sheet date. In September 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Foreign exchange losses and gains were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income increased significantly during the three and six months ended June 30, 2017 compared to the same period in 2016 as a result of higher cash and investment balances for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $21.6 million and $13.8 million of cash flows during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $170.4 million, working capital of $124.1 million and cash, cash equivalents and short-term investments of $131.3 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

(in thousands)	SIX MONTHS ENDED JUNE 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(21,583)	$(13,788)
Investing activities	16,048	(3,302)
Financing activities	370	3
Effect of exchange rate changes on cash and cash equivalents	11	31

Net change in cash and cash equivalents	$(5,154)	$(17,056)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2017 increased due to higher operating expenses compared to the six months ended June 30, 2016 and timing of expenditures. During the six months ended June 30, 2017, we paid significant amounts related to expenditures previously incurred in 2016 whereas in the six months ended June 30, 2016 we incurred significant expenditures with payments occurring after June 30, 2016.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2017 increased compared to net cash used by investing activities for the six months ended June 30, 2016 due to investments maturing during the six months ended June 30, 2017 compared to a net purchase of investments during the six months ended June 30, 2016.

Net cash provided by financing activities

For the six months ended June 30, 2017, net cash provided by financing activities was the result of the exercise of stock options.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We expect our cash expenditures to increase as we continue our development of rosiptor in IC/BPS, as well as other clinical and preclinical activities. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	our Phase 3 Leadership 301 trial of rosiptor in IC/BPS and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for rosiptor or any future product candidates;

•	the cost of manufacturing rosiptor and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if rosiptor or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2016. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three and six months ended June 30, 2017.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2017, we had holdings in U.S. government securities of $121.9 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.5 million in the fair value of our investment portfolio as of June 30, 2017.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three and six months ended June 30, 2017 and 2016, foreign exchange gains (losses) were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2016 and 2015, and for the six months ended June 30, 2017, we reported a net loss of $37.0 million, $21.9 million and $22.1 million, respectively. As of June 30, 2017, we had an accumulated deficit since inception of $170.4 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue the research and development of, and seek regulatory approvals for, rosiptor and any of our future product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If rosiptor or any future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel small molecule drug candidates and undertaking preclinical studies and clinical trials of rosiptor. We have not yet obtained regulatory approval for rosiptor or any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

We currently have no source of product revenue and may never become profitable.

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize products, including rosiptor or any future product candidates that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for rosiptor or any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from rosiptor, or any of our future product candidates, also depends on a number of additional factors, including our or any future collaborators’ ability to:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that rosiptor, or any future product candidates, may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for rosiptor or any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of rosiptor or any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to rosiptor or any of our future product candidates;

•	the timing and cost of research and development activities relating to rosiptor or any of our future product candidates, which may change from time to time, including the number, size and duration of clinical trials required to demonstrate safety and efficacy;

•	the cost of manufacturing rosiptor or any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for rosiptor or any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials, in particular our Leadership 301 clinical trial and any other Phase 3 trials of rosiptor;

•	the success or failure of clinical trials through all phases of clinical development for rosiptor or any of our future product candidates or competing product candidates, including our Leadership 301 clinical trial and any other Phase 3 trials of rosiptor, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of rosiptor or any of our future product candidates;

•	potential side effects of rosiptor or our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•	the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, rosiptor or our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with rosiptor or our future product candidates;

•	our ability to receive approval and commercialize rosiptor or our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our rosiptor or our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

We are likely to require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of rosiptor or develop future product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. We expect research and clinical development expenses to increase substantially in connection with our ongoing activities, particularly as we advance rosiptor or future product candidates in clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, including potentially building our own commercial organization. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of rosiptor or future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of rosiptor or future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize rosiptor or future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue clinical trials related to the development or commercialization of rosiptor or any of our future product candidates or cease operations altogether;

•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to rosiptor or any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for rosiptor and any future product candidates;

•	the clinical development plans we establish for rosiptor or any future product candidates;

•	the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;

•	the number and characteristics of product candidates that we discover, or in-license and develop;

•	the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the cost to establish, maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	the effect of competing technological and market developments;

•	the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and

•	the costs and timing of establishing sales, marketing, distribution and pharmacovigilance capabilities for any product candidates for which we may receive regulatory approval in territories where we choose to commercialize products on our own.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our business, results of operations, financial condition and cash flows and future prospects could be materially adversely affected.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, rosiptor or any future product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities that could result in dilution to our stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that include restrictive covenants limiting our ability to take important actions and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, rosiptor or our future product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our operations in Canada. In addition, we utilize numerous clinical trial sites as part of our clinical trials for rosiptor, many of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Canadian dollar, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of rosiptor and any of our future product candidates.

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is rosiptor, which has completed three Phase 2 clinical trials. In September 2016, we initiated dosing in our Leadership 301 Phase 3 clinical trial of rosiptor for the treatment of IC/BPS.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize rosiptor in a timely manner. Our near-term prospects are largely dependent on our ability to obtain favorable results from our Leadership 301 clinical trial in IC/BPS, as well as our anticipated additional clinical trials with rosiptor. We cannot commercialize rosiptor or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize rosiptor or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of rosiptor or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We may be required to conduct more clinical trials, or clinical trials of a greater size and/or duration than currently contemplated, in order to receive regulatory approval. Obtaining regulatory approval for marketing of rosiptor or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if rosiptor or any of our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for rosiptor in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of rosiptor or our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for rosiptor, the commercial success of rosiptor will depend on a number of factors, including the following:

•	development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;

•	establishment of commercially viable pricing and adequate reimbursement from third-party and government payors;

•	the ability of our third-party manufacturers to manufacture quantities of rosiptor using commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of rosiptor;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	acceptance of rosiptor as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of rosiptor following approval.

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize rosiptor, we may not be able to earn sufficient revenues to continue our business.

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, rosiptor or any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier clinical trials for rosiptor, we do not know whether the Leadership 301 clinical trial, or any other clinical trials we may conduct, will demonstrate adequate efficacy and safety to result in regulatory approval to market rosiptor or any of our future product candidates in any particular jurisdiction. For example, our Phase 2 Leadership 201 clinical trial in IC/BPS, the results of which were announced in June 2015, failed to demonstrate statistically significant results in its primary endpoint. In addition, despite showing positive results in our chronic obstructive pulmonary disease, or COPD, proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with rosiptor, the results of which we announced in July 2015, failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. Our Phase 2 Kinship clinical trial, the results for which we announced in November 2015, failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

We have not yet established the optimal dose for rosiptor. There can be no guarantee that the 200 mg dose studied in our Phase 2 clinical trial will be efficacious or, if it is, whether it will be the optimal dose to continue development with. It is possible that we may need to conduct additional clinical trials to evaluate additional dose levels of rosiptor. There cannot be any guarantee that any of these trials will be successful in determining a dose of rosiptor suitable for marketing approval.

SHIP1 has not been validated as a target.

Our primary focus is small molecule anti-inflammatory product candidates targeting SHIP1, which is a key regulator of an important cellular signaling pathway in immune cells. To date, no drug which specifically targets SHIP1 has been demonstrated to provide clinical benefit or been approved by any regulatory authority for the treatment of disease. Therefore, SHIP1 has not been validated as a target. We are therefore pursuing development of rosiptor against a novel and unproven target. We believe rosiptor is the only SHIP1 activator currently in clinical trials. SHIP1 activators as a class of drug, including rosiptor, may ultimately prove unsuitable for treatment of human diseases, or if approved for treatment of human diseases, may be commercially unsuccessful, either of which could cause our business to fail.

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

We have experienced delays in site initiation and were initially behind our anticipated schedule in our ongoing Leadership 301 clinical trial and may experience delays in future clinical trials. We will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of rosiptor or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (IRB) or ethics committee approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDAor a comparable foreign regulatory authority to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board, the IRB or us, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions.

As an organization, we have never completed a Phase 3 pivotal clinical trial or submitted an NDA to the FDA or other marketing applications to comparable foreign regulatory authorities before, and may be unable to do so for rosiptor or any product candidate we are developing.

The conduct of pivotal clinical trials and the submission of a successful marketing application is a complicated process. As an organization, we have not completed a Phase 3 pivotal clinical trial before, have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA to the FDA or any other marketing application to a foreign regulatory authority before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to marketing application submission and approval of rosiptor or any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, our Leadership 301 clinical trial or any other planned clinical trials, would prevent us from, or delay us in, commercializing rosiptor or any other product candidate we are developing.

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials in a timely fashion.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, local standard of care, the number of clinical sites and the rate at which they can be initiated, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.    Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of rosiptor, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part. In our Leadership 301 clinical trial, we have experienced delays in initiating clinical sites.

If we experience delays in the completion or termination of, any clinical trial of rosiptor or any future product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, and jeopardize our ability to commence product sales, which would impair our ability to generate revenues and may harm our business, results of operations, financial condition and cash flows and future prospects. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of rosiptor or our future product candidates.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for rosiptor or our future product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither rosiptor nor any future product candidates we may discover, in-license or acquire and seek to develop will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement over the design or implementation of our clinical trials or the number of phase 3 clinical trials required;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	disagreement over our interpretation of data from preclinical studies or clinical trials;

•	disagreement over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

•	the insufficiency of data collected from clinical trials of rosiptor or our future product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, rosiptor or our future product candidates may be approved for fewer or more limited indications than we request, approval may be granted but contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if rosiptor, or our future product candidates, produce undesirable side effects or safety issues, the FDA may require the establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We are conducting, and may in the future conduct, clinical trials for rosiptor or any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

We are conducting, and may in the future choose to conduct, one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from our clinical trials conducted outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of rosiptor or any future product candidates.

Rosiptor or our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by rosiptor or our future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Rosiptor administered orally has generally been well tolerated by patients in our clinical trials with limited adverse events, the most frequent of which were gastrointestinal disorders. However, in our animal toxicity studies certain side-effects, including severe ulcerations to the gastrointestinal tract of dogs and adverse effects to the ocular lens of some animals occurred. There can be no assurance that these toxicities in animals will not occur in humans. If these toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of rosiptor or future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

To date, the most common side-effect of rosiptor noted in clinical trials is mild gastrointestinal upset including mild diarrhea, nausea and gastric pain. There can be no assurance that side-effects from rosiptor in future clinical trials will not prompt the discontinued development of rosiptor or future product candidates. As a result of these side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market rosiptor or any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Additionally, if rosiptor or any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Even if rosiptor or our future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for rosiptor or a future product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of rosiptor or any future product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for rosiptor, if it achieves marketing approval, may include restrictions on use.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize rosiptor or any future product candidates and generate revenue.

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

Existing government regulations may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of rosiptor or any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Failure to obtain regulatory approval in international jurisdictions would prevent rosiptor or any future product candidates from being marketed outside the United States.

In order to market and sell our products in the European Union and other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of rosiptor or any of our future product candidates by regulatory authorities in the European Union or another jurisdiction, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, rosiptor or our future product candidates and affect the prices we may obtain.*

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of rosiptor or our future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of rosiptor or our future product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for rosiptor and our future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional coverage, pricing and reimbursement controls in the European Union will put additional pressure on product coverage, pricing, reimbursement and utilization, which may adversely affect our business, results of operations, financial condition and cash flows and future prospects. These pressures can arise from various sources, including but not limited to, rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Even if we are able to commercialize rosiptor or our future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use rosiptor, or our future product candidates, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what that level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

rosiptor and our future product candidates, if approved, may not achieve adequate market acceptance among physicians, patients, and healthcare payors and others in the medical community necessary for commercial success.

Even if we obtain regulatory approval for rosiptor or any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. In addition, the reported diagnosis rate for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS, which could limit our commercial opportunities for that indication. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

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

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for rosiptor or any future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, rosiptor, and will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing or may develop rosiptor or our future product candidates for. Some of these competitive products and therapies may be based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources.

As a result of these factors, our competitors may obtain regulatory approval of their products before we do, which will limit our ability to develop or commercialize rosiptor or any of our future product candidates. Although there are no approved therapies that specifically target SHIP1, there are currently approved therapies for treating the same diseases or indications for which our product candidates may be useful. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

If rosiptor were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is off patent. Also, we believe that Gilead Sciences, Inc., Amgen Inc., and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to IC/BPS, or for other diseases which we may develop rosiptor or other SHIP1 activators for in the future. Such companies include Pfizer, AbbVie, Urigen, Astellas, Allergan, and Merck.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of rosiptor, including relative to marketed products and product candidates in development by third parties;

•	the time it takes for rosiptor or any of our future product candidates to complete clinical development and receive marketing approval;

•	the ability to commercialize rosiptor and future product candidates that receive regulatory approval;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•	the ability to establish, maintain and protect intellectual property rights related to our product candidates;

•	the ability to manufacture commercial quantities of rosiptor and future product candidates that receive regulatory approval; and

•	acceptance of rosiptor and future product candidates that receive regulatory approval by physicians and other healthcare providers.

Our failure to successfully identify, acquire, develop and commercialize additional product candidates or approved products other than rosiptor could impair our ability to grow.

Although a substantial amount of our efforts will focus on the continued clinical testing and potential approval of rosiptor, a key element of our growth strategy is to acquire, develop and/or market additional products and product candidates. All of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of rosiptor and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently have product liability insurance coverage, which is limited to $5 million per occurrence and $10 million in the aggregate. This coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for rosiptor or our future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2017, we had 48 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with rosiptor or our future product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of rosiptor or our future product candidates could be delayed.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, this could substantially harm our business because we may not be able to obtain regulatory approval for or commercialize rosiptor or our future product candidates in a timely manner or at all.

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

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize rosiptor or our future product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers for the manufacture of rosiptor, as well as on third parties for our supply chain, and if we experience problems with any third parties, the manufacturing of rosiptor or our future product candidates or products could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We currently rely on a single source contract manufacturing organization, or CMO, for the chemical manufacture of active pharmaceutical ingredient for rosiptor, and another CMO for the production of rosiptor final product formulation and packaging for clinical trials. To meet our projected needs for clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work will need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. We have not yet identified alternate suppliers in the event the current CMOs we utilize are unable to scale production, or if we otherwise experience any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. We may encounter technical difficulties or delays in the transfer of rosiptor manufacturing on a commercial scale to additional third-party manufacturers. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute them.

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

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our future potential licensors fail to maintain the patents and patent applications covering rosiptor or our future product candidates, our competitive position would be adversely affected.

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

Filing, prosecuting and defending patents on rosiptor and our future product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or future collaborators may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to rosiptor or our future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	It is possible that our pending patent applications will not lead to issued patents.

•	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others may have an adverse effect on our business.

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

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	results of clinical trials, including both safety and efficacy, of rosiptor or any of our future product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to rosiptor or any of our future product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.

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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: August 8, 2017	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on January 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.