Form 10-Q
period 2017-09-30
AQUINOX PHARMACEUTICALS, INC
filed 2017-11-08
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, there were 23,464,930 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents (Note 3)	$47,105	$32,301
Short-term investments (Note 8)	72,590	70,758
Receivables, prepayments and deposits	878	426

Total current assets	120,573	103,485
Property and equipment, net	1,029	849
Long-term investments (Note 8)	—	50,046

Total assets	$121,602	$154,380

Liabilities
Current liabilities
Accounts payable and other liabilities	$6,997	$9,519

Total current liabilities	6,997	9,519
Other liabilities (Note 4)	513	197

Total liabilities	7,510	9,716

Stockholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 50,000,000 as of September 30, 2017 and December 31, 2016; issued and outstanding, 23,464,930 as of September 30, 2017 (December 31, 2016 – 23,423,150)	—	—
Additional paid-in capital	296,429	293,111
Accumulated deficit	(182,234)	(148,278)
Accumulated other comprehensive loss	(103)	(169)

Total stockholders’ equity	114,092	144,664

Total liabilities and stockholders’ equity	$121,602	$154,380

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$8,456	$6,134	$24,708	$20,250
General and administrative	3,614	2,149	9,879	5,932

Total operating expenses	12,070	8,283	34,587	26,182

Other income, net (Note 6)	237	137	672	424

Net loss	$(11,833)	$(8,146)	$(33,915)	$(25,758)

Net loss per common stock - basic and diluted (Note 7)	$(0.50)	$(0.46)	$(1.45)	$(1.48)
Basic and diluted weighted average number of common stock outstanding	23,464,785	17,690,362	23,444,181	17,372,616
Comprehensive loss:
Net loss	$(11,833)	$(8,146)	$(33,915)	$(25,758)
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale securities	102	(80)	66	282

Comprehensive loss	$(11,731)	$(8,226)	$(33,849)	$(25,476)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Operating activities
Net loss	$(33,915)	$(25,758)
Non-cash items:
Change in fair value of derivative liability (Note 6)	—	(81)
Stock-based compensation (Note 5(c))	2,868	1,405
Unrealized foreign exchange loss and others	481	122
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(444)	(357)
Accounts payable and other liabilities	(2,103)	3,440

Cash used in operating activities	(33,113)	(21,229)

Investing activities
Purchase of investments	(5,995)	(56,336)
Proceeds from maturity of investments	54,000	53,598
Purchase of property and equipment	(478)	(616)

Cash provided by (used in) investing activities	47,527	(3,354)

Financing activities
Proceeds from exercise of stock options	380	440
Payment on capital lease obligations	(11)	(2)
Public offering of common stock	—	75,368
Public offering costs	—	(4,531)

Cash provided by financing activities	369	71,275

Effect of exchange rate changes on cash and cash equivalents	21	7

Net change in cash and cash equivalents during the period	14,804	46,699
Cash and cash equivalents, beginning of period	32,301	39,526

Cash and cash equivalents, end of period	$47,105	$86,225

Supplemental disclosure of cash flow information:
Interest received	$996	$481
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$(77)	$103
Assets acquired through capital leases	—	35
Accrued offering costs	(30)	306
Exercise of warrants on a net settlement basis	—	(43)

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company does not anticipate a material impact to the Company’s financial statements as a result of this adoption.

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

(h) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, had an accumulated deficit of $182.2 million as of September 30, 2017, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize rosiptor, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of rosiptor, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target for the treatment of any disease;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for rosiptor or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Cash	$23,538	$3,726
Cash equivalents	23,567	28,575

	$47,105	$32,301

4. Other liabilities

(in thousands)	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Capital lease obligations	$37	$47
Deferred rent liability	476	150

	$513	$197

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of September 30, 2017 and December 31, 2016, the total number of shares of common stock issued and outstanding was 23,464,930 and 23,423,150, respectively. As of September 30, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.

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

As at September 30, 2017, the maximum number of shares of common stock that may be issued under the 2014 Plan was 2,863,908 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2016	1,378,352	$9.38	7.81	$9,829
Options granted	796,790	16.92
Options exercised	(41,780)	9.35
Options forfeited	(59,820)	12.42

Outstanding at September 30, 2017	2,073,542	$12.19	7.99	$6,280

Exercisable as of September 30, 2017	837,318	$9.39	6.43	$4,021

During the nine months ended September 30, 2017, the Company granted 715,790 stock options to employees and 81,000 stock options to non-employee directors. The stock options granted to employees during the nine months ended September 30, 2017 have exercise prices per share ranging from $13.74 to $17.35 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the nine months ended September 30, 2017 have an exercise price per share of $13.74 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period for certain grants and a vesting period of three years in equal annual installments from the beginning of the vesting period for other grants. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three and nine months ended September 30, 2017, 218 and 41,780 shares of common stock were issued upon exercise of options, respectively.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Expected volatility	91%	87%	91%	81%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.00
Risk free rate	1.87%	1.07%	1.89%	1.23%
Weighted average grant-date fair value of stock options	$11.13	$6.50	$12.69	$5.76

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.2 million and $2.9 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $11.6 million and $4.4 million as of September 30, 2017 and September 30, 2016, respectively, which is expected to be recognized over a weighted-average period of 2.88 years (September 30, 2016 – 2.89 years).

6. Other income, net

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Change in fair value of derivative liability	$—	$8	$—	$81
Foreign exchange gain (losses)	8	(1)	(12)	(21)
Interest income	236	142	720	391
Miscellaneous expenses	(7)	(12)	(36)	(27)

	$237	$137	$672	$424

7. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options to purchase 2,073,542 shares for the three and nine months ended September 30, 2017 and 1,293,602 shares for the three and nine months ended September 30, 2016 from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments and long-term investments consisted of available-for-sale securities as follows:

(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
September 30, 2017
Short-term investments:
U.S. treasury securities	$72,693	$—	$(103)	$72,590

Contractual maturities:
Due within one year	$72,693			$72,590
December 31, 2016

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$70,819	$—	$(61)	$70,758

Long-term investments:
U.S. treasury securities	$50,155	$—	$(109)	$50,046

Contractual maturities:
Due within one year	$70,819			$70,758
Due after one year through two years	50,155			50,046

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

(in thousands)	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
September 30, 2017
U.S. treasury securities	$61,527	$(99)	$11,063	$(4)
December 31, 2016
U.S. treasury securities	$120,804	$(170)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(in thousands)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN-OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – September 30, 2017
Short-term investments – U.S. treasury securities	$72,590	$—	$—	$72,590

	$72,590	$—	$—	$72,590

BALANCES – December 31, 2016
Short-term investments – U.S. treasury securities	$70,758	$—	$—	$70,758
Long-term investments – U.S. treasury securities	50,046	—	—	50,046

	$120,804	$—	$—	$120,804

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at September 30, 2017 and December 31, 2016. There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

As at September 30, 2017, the Company had short-term investments consisting of available-for-sale securities of $72.6 million. Total gains for securities were $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively and $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.

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

Overview

We are a clinical-stage pharmaceutical company discovering and developing targeted therapeutics in disease areas of inflammation and immuno-oncology. Our primary focus is anti-inflammatory product candidates targeting the SH2-containing inositol-5’-phosphatase 1 (SHIP1) enzyme, which is a key regulator of an important cellular signaling pathway in immune cells, known as the PI3K pathway. Our product candidate, AQX-1125, received the generic name “rosiptor” in April 2017 from the United States Adopted Name Council. We have adopted the reference of rosiptor for appropriate use and will phase out reference to AQX-1125.

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

Rosiptor is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed eight clinical trials, exposing over 395 subjects to once daily oral administration of rosiptor. These trials have demonstrated a good tolerability profile, with over 200 patients receiving rosiptor in two Phase 2 trials for periods of 12 weeks. We believe rosiptor is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans. We use a proprietary screening approach to discover new drug candidates that selectively target SHIP1 to modulate activated immune cells while minimizing their toxicity to normal cells. This approach has provided us with an extensive chemical library and several candidate compounds that target SHIP1. These compounds have both similar and distinct properties from rosiptor. Our intellectual property covers SHIP1 as a target, the C2 binding domain for screening and the composition of matter for our compounds. Our longer-term strategy is to broaden our development activities for rosiptor and to advance next generation SHIP1 activators for the treatment of additional inflammatory diseases and cancer.

We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We currently have operations in Vancouver, British Columbia and San Bruno, California.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate rosiptor. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance our clinical-stage product candidate and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. As of September 30, 2017, we had $119.7 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the nine months ended September 30, 2017 was $33.9 million, compared to $25.8 million for the nine months ended September 30, 2016. As of September 30, 2017, we had an accumulated deficit of $182.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for rosiptor and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2017 and 2016:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Research and development	$8,456	$6,134	$24,708	$20,250
General and administrative	3,614	2,149	9,879	5,932

	$12,070	$8,283	$34,587	$26,182

Research and Development Expenses

We are currently developing rosiptor as a treatment for IC/BPS. In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily rosiptor to reduce pain and urinary symptoms in 69 female patients with IC/BPS. Results demonstrated a positive trend in the primary endpoint and statistically significant changes on secondary endpoints. We are proceeding with further development of rosiptor in IC/BPS and have initiated the first Phase 3 clinical trials of rosiptor in IC/BPS. The first trial (Leadership 301 trial), which commenced enrollment in the third quarter of 2016, is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 52 weeks, to assess the efficacy and safety of rosiptor in both female and male IC/BPS patients. The Leadership 301 trial is anticipated to enroll a minimum of 300 female patients, up to a maximum of 600 patients including males, at clinical research centers in the United States, Canada and Europe. The Leadership 301 trial is investigating the ability of 200 mg and 100 mg oral, once daily rosiptor to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of rosiptor or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point numeric rating scale (NRS) at twelve weeks recorded by electronic diary. The trial also includes an extension period of 52 weeks affording all participating patients the opportunity for treatment with rosiptor. Additional endpoints include urinary symptoms, including frequency and nighttime awakenings to void, as well as measures of quality of life.

We continue to engage with the U.S. Food and Drug Administration, or FDA, and other regulatory authorities to discuss the safety and efficacy trials and analyses required for approval of rosiptor in IC/BPS in the United States, Europe, and other targeted countries. We are also evaluating the design and number of additional trials that we will conduct in order to meet International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, patient exposure guidelines and demonstrate the safety and efficacy of rospitor in support of a potential new drug application, or NDA, filing. We expect the data from the Leadership 301 trial, as well as further discussion with regulatory authorities, will be fundamental in defining the number, design and size of these additional trials. Any increase in the number, size or duration of our clinical trials will increase our research and development expenses and may impact the timing of any NDA filing with respect to rospitor. In August 2017, the FDA Division of Bone, Reproductive and Urology Products announced that it will hold an Advisory Committee meeting on December 7, 2017 to discuss IC/BPS. We believe the meeting will add important context in advance of our reporting of results from our Leadership 301 trial and greater clarity for the design of future clinical trials with rosiptor in IC/BPS.

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

Overall, research and development expenses for the three and nine months ended September 30, 2017 were $8.5 million and $24.7 million, respectively, compared to $6.1 million and $20.3 million for the three and nine months ended September 30, 2016, respectively. Higher expenditure during the three and nine months ended September 30, 2017 was primarily driven by increased clinical activities as we continued our Leadership 301 clinical trial of rosiptor in IC/BPS. We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of rosiptor, particularly as a result of our Leadership 301 trial and other clinical development activities in IC/BPS.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the three and nine months ended September 30, 2017, general and administrative expenses were $3.6 million and $9.9 million, respectively, compared to $2.1 million and $5.9 million for the three and nine months ended September 30, 2016, respectively. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

Other income, net

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
Change in fair value of derivative liability	$—	$8	$—	$81
Foreign exchange gain (losses)	8	(1)	(12)	(21)
Interest income	236	142	720	391
Miscellaneous expenses	(7)	(12)	(36)	(27)

Total other income, net	$237	$137	$672	$424

There was no change in fair value of derivative liability for the three and nine months ended September 30, 2017, as we did not have any derivative liability as of December 31, 2016 or September 30, 2017. The change in fair value of derivative liability for the three and nine months ended September 30, 2016 resulted from the change in fair value of a warrant issued to SVB under the terms of a loan agreement. The warrant was being re-measured at each balance sheet date. In September 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Foreign exchange gains and losses were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income increased significantly during the three and nine months ended September 30, 2017 compared to the same period in 2016 as a result of higher cash and investment balances for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $33.1 million and $21.2 million of cash flows during the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $182.2 million, working capital of $113.6 million and cash, cash equivalents and short-term investments of $119.7 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

(in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Net cash (used in) provided by:
Operating activities	$(33,113)	$(21,229)
Investing activities	47,527	(3,354)
Financing activities	369	71,275
Effect of exchange rate changes on cash and cash equivalents	21	7

Net change in cash and cash equivalents	$14,804	$46,699

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2017 increased due to higher operating expenses compared to the nine months ended September 30, 2016 and timing of expenditures. During the nine months ended September 30, 2017, we paid significant amounts related to expenditures previously incurred in 2016 whereas in the nine months ended September 30, 2016 we incurred significant expenditures with payments occurring after September 30, 2016.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2017 increased compared to net cash used by investing activities for the nine months ended September 30, 2016 due to investments maturing during the nine months ended September 30, 2017 compared to a net purchase of investments during the nine months ended September 30, 2016.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 decreased compared to net cash provided by financing activities for the nine months ended September 30, 2016 due to the receipt of proceeds from the public offering of shares of our common stock in September 2016 for gross proceeds of $75.4 million, before underwriting discounts and commissions and offering expenses of $4.7 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2016. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2017.

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

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted under certain circumstances. We do not anticipate a material impact to our financial statements as a result of this adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2017, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2017, we had holdings in U.S. government securities of $96.2 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.3 million in the fair value of our investment portfolio as of September 30, 2017.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three and nine months ended September 30, 2017 and 2016, foreign exchange gains (losses) were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2016 and 2015, and for the nine months ended September 30, 2017, we reported a net loss of $37.0 million, $21.9 million and $33.9 million, respectively. As of September 30, 2017, we had an accumulated deficit since inception of $182.2 million.

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

Risks Related to Our Business and Industry

Our future success is dependent primarily on the regulatory approval and commercialization of rosiptor and any of our future product candidates.*

We do not have any products that have gained regulatory approval. Currently, our only clinical-stage product candidate is rosiptor, which has completed three Phase 2 clinical trials. In September 2016, we initiated dosing in our Leadership 301 Phase 3 clinical trial of rosiptor for the treatment of IC/BPS.

As a result, our near-term prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize rosiptor in a timely manner. Our near-term prospects are largely dependent on our ability to obtain favorable results from our Leadership 301 clinical trial in IC/BPS, as well as our anticipated additional clinical trials with rosiptor. We cannot commercialize rosiptor or our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize rosiptor or our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of rosiptor or our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. We continue to engage with the FDA, and other regulatory authorities to discuss the safety and efficacy trials and analyses required for approval of rosiptor in IC/BPS in the United States, Europe, and other targeted countries. We are also evaluating the design and number of additional trials that we will conduct in order to meet ICH patient exposure guidelines and demonstrate the safety and efficacy of rospitor in support of a potential NDA filing. We expect the data from the Leadership 301 trial, as well as further discussion with regulatory authorities, will be fundamental in defining the number, design and size of these additional trials. We may be required to conduct more clinical trials, or clinical trials of a greater size and/or duration than currently contemplated, in order to receive regulatory approval. In August 2017, the FDA Division of Bone, Reproductive and Urology Products announced that it will hold an Advisory Committee meeting on December 7, 2017 to discuss IC/BPS. We believe the meeting will add important context in advance of our reporting of results from our Leadership 301 trial and greater clarity for the design of future clinical trials with rosiptor in IC/BPS. Obtaining regulatory approval for marketing of rosiptor or our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

SHIP1 has not been validated as a target for the treatment of any disease.

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

We have experienced delays in site initiation and were behind our initial anticipated schedule in our ongoing Leadership 301 clinical trial and may experience delays in future clinical trials. We will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of rosiptor or any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

•	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

•	delay or failure in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delay or failure in obtaining institutional review board (IRB) or ethics committee approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	delay or failure in recruiting and enrolling suitable subjects to participate in a trial;

•	delay or failure in subjects completing a trial or returning for post-treatment follow-up;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	inability to identify and maintain a sufficient number of trial sites, many of which may be engaged in other clinical trial programs, including some that may be for the same indication;

•	failure of our third parties, such as CROs, to satisfy their contractual duties or meet expected deadlines;

•	delay or failure in adding new clinical trial sites;

•	ambiguous or negative interim results or results that are inconsistent with earlier results;

•	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent preclinical studies and clinical trials, that might require modification to the protocol for the trial;

•	decision by the FDA or a comparable foreign regulatory authority to impose a clinical hold following an inspection of our clinical trial operations or trial sites, or recommendation by a data safety monitoring board, the IRB or us, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects;

•	failure to demonstrate a benefit from using a drug;

•	delays in the testing, validation, manufacturing and delivery of the investigational or placebo products to the clinical sites;

•	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs and other third parties; or

•	changes in governmental regulations or administrative actions.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for rosiptor or our future product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that neither rosiptor nor any future product candidates we may discover, in-license or acquire and seek to develop will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement over the design, implementation or number of clinical trials, including the phase 3 clinical trials required for rosiptor;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure of clinical trials to meet the level of statistical significance or clinical meaningfulness required for approval;

•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	disagreement over our interpretation of data from preclinical studies or clinical trials;

•	disagreement over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

•	the insufficiency of data collected from clinical trials of rosiptor or our future product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, rosiptor or our future product candidates and affect the prices we may obtain.

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

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2017, we had 54 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on February 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: November 8, 2017	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2017	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)