Form 10-K
period 2017-12-31
AQUINOX PHARMACEUTICALS, INC
filed 2018-03-12
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $54.6 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. Excludes an aggregate of 19,587,258 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 23,490,859 shares of the registrant’s Common Stock issued and outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

AQUINOX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Item 1. Business.

Overview

We are a clinical-stage pharmaceutical company developing novel therapeutics for chronic urological conditions marked by inflammation and pain. Our lead drug candidate, rosiptor, is in Phase 3 development (Leadership 301 trial) for the treatment of patients with interstitial cystitis/bladder pain syndrome (IC/BPS), a condition for which there are currently few FDA approved and/or effective treatment options. We are focused on leveraging our library of novel compounds that activate SHIP1 (SH2-containing inositol-5’-phosphatase 1) to develop therapeutics for application in inflammation, inflammatory pain, and blood cancers.

Rosiptor is a first-in-class, once-daily, oral treatment being studied for its effects on inflammation and inflammatory pain. Rosiptor has a novel mechanism of action, activating SHIP1, an enzyme that serves to down-regulate inflammation through its role in the PI3K signaling pathway. Rosiptor has been generally well tolerated in multiple completed clinical studies, with more than 395 subjects dosed. We retain full worldwide rights of rosiptor and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

IC/BPS is a debilitating condition marked by chronic bladder pain and urinary symptoms. Patients may experience recurring pain, pressure, and/or discomfort perceived to be related to the urinary bladder as well as urinary frequency, urgency, and/or nocturia. The pain often worsens upon bladder filling and may be relieved upon bladder emptying. Many patients living with IC/BPS report that it takes a physical, emotional, and psychological toll, greatly impacting employment and social and intimate relationships. There are currently few FDA approved and/or effective treatment options for IC/BPS. Only about 1 million of the 5.5 million adults in the United States with symptoms of IC/BPS have been diagnosed or are receiving treatment.

In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily rosiptor to reduce average daily bladder pain and urinary symptoms in 69 female patients with IC/BPS. Although we did not achieve statistical significance in the primary endpoint, the results demonstrated a positive trend and statistically significant changes on secondary endpoints.

The Leadership 301 trial is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial assessing the effect of once-daily rosiptor 100 mg and 200 mg on bladder pain and urinary symptoms in female and male subjects with IC/BPS. The primary endpoint of the Leadership 301 trial is the change from baseline at week 12 in maximum daily bladder pain based on an 11-point numeric rating scale (NRS) compared to placebo, in female subjects, recorded by electronic diary. Additional endpoints include urinary symptoms as well as an evaluation of overall improvement with therapy. The Leadership 301 trial has a 52-week extension period, affording all participating subjects the opportunity for treatment with rosiptor. A total of 341 females and 92 males were enrolled in the trial and were randomized to receive one of two oral doses of once-daily rosiptor, 100 mg or 200 mg. Subjects were enrolled at clinical research centers in the United States, Canada, and Europe. Top-line data is anticipated in the third quarter of 2018.

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

Rosiptor

Rosiptor is a SHIP1 activator that has demonstrated preliminary safety, broad anti-inflammatory potential and favorable drug properties in multiple preclinical studies. We have also completed eight clinical trials, exposing over 395 subjects to once daily oral administration of rosiptor. These trials have demonstrated that rosiptor is generally well-tolerated, with over 200 subjects receiving rosiptor in two Phase 2 trials for periods of 12 weeks. We believe rosiptor is the only SHIP1 activator currently in clinical trials and that no SHIP1 activator has yet received marketing approval as a treatment for disease in humans.

Rosiptor has Desirable Pharmaceutical Properties

In addition to demonstrating strong in vitro and in vivo activity, rosiptor was also selected as a lead candidate based on its many desirable pharmaceutical properties. It is highly water-soluble and does not require complex formulation for oral administration. Rosiptor has low plasma protein binding, is not appreciably metabolized in vitro and is excreted primarily as parent compound in both urine and feces. In humans, rosiptor has shown pharmacokinetic properties suitable for once-a-day oral dosing. In addition, the absorption of the drug candidate is equivalent whether taken with or without food.

Rosiptor Safety Profile

To date, safety data have been obtained from over 395 subjects from our eight completed clinical trials with doses of rosiptor ranging from 17 mg to 542 mg and duration of dosing of up to 12 weeks. The most frequent dose-related adverse events were gastrointestinal events, which were generally mild, intermittent and resolved without treatment or long-term effects. The frequency of gastrointestinal adverse events decreased with lower dose and with reduced fasting time, consistent with the adverse events being associated with irritation of the gastrointestinal lining from the rapid dissolution and absorption of rosiptor.

Our Phase 2 trials have demonstrated rosiptor to be generally well tolerated at a dose of 200 mg once daily for 6 or 12 weeks in over 200 patients. In all three completed Phase 2 trials utilizing 200 mg once daily, adverse event rates have been similar to placebo, with the most common being mild to moderate gastrointestinal events. The adverse events noted for rosiptor have been consistent across all trials completed to date.

Interstitial Cystitis/Bladder Pain Syndrome

IC/BPS is a chronic urinary bladder disease characterized by erosion of the interior bladder lining and chronic inflammation of the bladder wall, bladder and pelvic pain and increased urinary urgency and/or frequency. Stress or a change in diet has been known to trigger IC/BPS symptoms. IC/BPS affects men and women of all ages. Only approximately one million of the five and a half million adults in the United States with symptoms of IC/BPS have been diagnosed or are receiving treatment. IC/BPS is considered to be one of the most challenging urological conditions without effective therapy.

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

In addition to oral therapies, direct instillation of drugs into the bladder via catheter (intravesical therapy) has been shown to provide temporary relief of symptoms. Dimethylsulfoxide (DMSO; RIMSO-50) is the only drug approved by the FDA for bladder instillation for IC/BPS. It offers anti-inflammatory, muscle relaxant and analgesic effects. DMSO is used alone or in combination with heparin, corticosteroids, bicarbonate and a local anesthetic (lidocaine) for intravesical administration. Instillations and cystoscopy with hydrodistension along with analgesics and pain medications are treatments used in Japan and certain European countries.

Instillation therapies are invasive and can be inconvenient. Oral therapies can offer significant potential advantages for IC/BPS patients. However, despite precedents for IC/BPS anti-inflammatory therapies, there are no satisfactory oral therapies currently available. We believe there is a significant medical need for new and innovative treatments that target the underlying inflammatory disease process.

The Leadership 201 Trial: Rosiptor in IC/BPS patients

During 2015 we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily rosiptor to reduce pain in female patients with IC/BPS. Primary and secondary endpoint results were announced in June 2015 and August 2015, respectively. The primary endpoint was to measure the difference in the change from baseline in the average daily bladder pain score based on an 11-point numeric rating scale (NRS) at six weeks recorded by electronic diary. The trial was conducted at investigative sites across Canada and the United States. A total of 69 subjects were enrolled.

While the top line trial results announced in June 2015 demonstrated a reduction in average daily bladder pain for patients on rosiptor as compared to those patients on placebo following six weeks of treatment, the difference did not reach statistical significance (p = 0.061). The mean change in pain score for patients on 200 mg oral, once daily rosiptor vs. placebo was a reduction of 2.4 vs. 1.4 points, respectively. Approximately 49% of patients receiving rosiptor demonstrated a 2-point or greater reduction in pain compared to 34% of patients receiving placebo. Subsequent results from secondary endpoints of the Leadership 201 trial announced in August 2015 and in subsequent disclosures, such as maximum daily pain, O’Leary-Sant symptom and problem indexes (both individually and combined), bladder pain interstitial cystitis symptom score (BPIC-SS) and urinary frequency, were all statistically significant in consistently favoring rosiptor, compared to placebo. We believe both the primary and secondary endpoint results support further development in IC/BPS. As with past trial results, rosiptor was generally well tolerated. No serious adverse events were recorded during the trial and the overall adverse event rate was similar between rosiptor 200 mg once daily and placebo. The most frequently reported adverse events were gastrointestinal disorders.

The Leadership 301 Trial: Rosiptor in IC/BPS Patients

The Leadership 301 trial, which completed enrollment in February 2018, is a three-arm, multi-center, randomized, double-blind, placebo-controlled Phase 3 clinical trial, with 12 weeks dosing followed by an extension period of 52 weeks, to assess the efficacy and safety of rosiptor in both female and male IC/BPS patients. The Leadership 301 trial enrolled 341 female and 92 male subjects at clinical research centers in the

United States, Canada and Europe. The Leadership 301 trial is investigating the ability of 200 mg and 100 mg oral, once daily rosiptor to reduce bladder pain in patients with IC/BPS. Patients are randomized to receive one of the two potential doses of rosiptor or placebo. The primary endpoint of the Leadership 301 trial is to measure the difference in the change from baseline in the maximum daily bladder pain score based on an 11-point NRS at twelve weeks in female subjects recorded by electronic diary. Key secondary endpoints include measuring change from baseline at twelve weeks in voiding frequency and BPIC-SS as well as the subject’s Global Response Assessment at week twelve. The trial also includes an extension period of 52 weeks affording all participating patients the opportunity for treatment with rosiptor. Top-line data is anticipated in the third quarter of 2018.

We continue to engage with the FDA and other regulatory authorities to discuss the safety and efficacy trials and analyses required for approval of rosiptor in IC/BPS in the United States, Europe, and other targeted countries. We are also evaluating the design and number of additional trials that we will conduct in order to meet International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) patient exposure guidelines and demonstrate the safety and efficacy of rosiptor in support of a potential new drug application (NDA) filing. We expect the data from the Leadership 301 trial, as well as further discussion with regulatory authorities, will be fundamental in defining the number, design and size of these additional trials. Any increase in the number, size or duration of clinical trials for rospitor will increase our research and development expenses and may impact the timing of any NDA filing with respect to rosiptor.

Expanded Clinical Indications for Rosiptor

We have demonstrated preclinical efficacy with rosiptor in a broad range of relevant inflammatory and fibrotic models of inflammation. Our preclinical studies and Phase 2 trial have demonstrated high levels of unmetabolized rosiptor in the bladder. This biodistribution of the drug during elimination may have contributed to the observed activity in IC/BPS patients and may suggest potential application in other urinary disorders. Preclinical data suggested high rates of elimination via the bowel which may represent another target tissue for future consideration. In addition to the relevance of SHIP1 as a target, and the properties of rosiptor, each disease and patient population must also be considered based on its relative unmet medical need, market opportunity, the competitive environment and feasibility of clinical/regulatory pathway. We believe that there are multiple opportunities in further expanding the clinical indications for which rosiptor is being evaluated.

During the third quarter of 2017, we announced our plan to initiate a proof-of concept Phase 2 clinical trial with rosiptor in patients with Chronic Prostatitis/Chronic Pelvic Pain Syndrome (CP/CPPS). We expect patient enrollment to commence in the second quarter of 2018. This 12-week, randomized, double-blind, placebo-controlled clinical trial will evaluate the efficacy and safety of once-daily rosiptor in approximately 100 male subjects with CP/CPPS. Study sites will be located in the U.S. and Canada. CP/CPPS is characterized by pelvic pain, unrelated to urinary bladder filling or emptying, and lower urinary tract symptoms present for at least three months without evidence of urinary tract infection.

Next Generation SHIP1 Activators

Our Discovery Platform

Our initial discovery platform was based on the screening of a natural product library of compounds to identify potential SHIP1 activators. This platform included:

•	a novel in vitro, high throughput assay to screen SHIP1 activators;
•	a patented approach to screening drugs against the C2 binding domain;
•	the use of the SHIP1 knockout mouse to produce cells for in vitro experiments or for in vivo studies to determine the selectivity and specificity of our compounds; and
•	an extensive library of SHIP1 activating chemical compounds

Chemical modification improved on the activity and drug-like properties of these initial compounds and resulted in the development of several classes of SHIP1 activating compounds and increased our knowledge of the structural characteristics for SHIP1 activation. We used this knowledge to identify additional compound classes in other libraries of interest, resulting in the acquisition of a proprietary library of interest from Biolipox AB, with all patents transferred to us without any future royalty obligations. The screening of compounds from this library confirmed the presence of additional SHIP1, including the compound which was the basis for rosiptor.

We continue to leverage our compound library to develop new lead compounds for application in inflammation, inflammatory pain and blood cancers. The next generation program is primarily focused on the generation of backup compounds for use in IC/BPS and new inflammatory indications.

In addition, we have initiated a preclinical program evaluating the potential for SHIP1 activators in blood cancers, such as chronic lymphocytic leukemia, and continue to mine our library for compounds have utility in this area.

Strategy

We intend to maintain and strengthen our leadership position in the development of small molecule drugs that target SHIP1. We intend to participate in the potential commercialization of rosiptor and other potential drug candidates that we develop with plans to build a targeted commercial infrastructure focusing on specialist physicians for the United States and Canada. For territories outside of the United States and Canada and to target primary care physicians globally, for which our potential drug candidates may have a market, it is our intention to identify a strategic partner to fully optimize the commercial potential of rosiptor and other potential drug candidates that we may develop. We have a management team with broad-based experience and expertise that span drug discovery through Phase 3 trials, regulatory filings and commercialization. We intend to add additional members to our management team to strengthen our overall expertise. The key components of our strategy are to:

•	Focus on successfully developing rosiptor for IC/BPS. Our principal focus is on advancing rosiptor in Phase 3 trials with top line results of our Leadership 301 trial expected to be announced in the third quarter of 2018 with the prospective initiation of additional Phase 3 clinical trials thereafter.

•	Complete supporting activities required by the FDA and other regulatory agencies. We will undertake additional work necessary for regulatory approval. Some of these activities are already underway and others will be undertaken in the future. These supportive activities are related to manufacturing, toxicology and additional clinical development.

•	Examine requirements and rationale for additional clinical trials with rosiptor. In part to ensure ICH safety database requirements for patient exposure are met and also to explore the breadth of therapeutic potential of rosiptor, we will undertake additional clinical trials with rosiptor, including the planned initiation of a Phase 2 clinical trial in CP/CPPS.

•	Advance our next generation compounds in indications not covered by rosiptor. We believe there are anti-inflammatory diseases that would be better addressed by our next generation SHIP1 activators that have different properties from rosiptor such as concentrating in different tissues, having a different duration of action or being more suitable for different routes of administration. We already have a significant library of candidate compounds and will advance these through additional preclinical evaluation. We also intend to explore the role of SHIP1 activators in the treatment of cancer.

•

Evaluate on a selective basis strategic partnerships to maximize the commercial potential of rosiptor and actively pursue partnerships for our next generation and other non-core assets. From a commercialization strategy perspective, we have intentionally maintained full commercial rights to our product candidates to date. A decision on partnering will be made at the time when our available data supports a well-defined path to approval and market, as this timing will enable us to capture maximum value from our product candidates. We intend to explore a variety of alternatives for the potential commercialization of rosiptor on a global basis, including direct commercialization, co-promotion or selective territorial out-licensing of rights to a third party. It is our intention to participate in the potential commercialization of rosiptor in the United States and Canada and to evaluate strategic partnerships for other territories. By retaining worldwide rights to rosiptor through early development, we have maintained flexibility for any future commercialization of rosiptor. We intend to pursue a similar strategy for our next generation product candidates, except for those that require expertise outside our core-areas or require resources beyond those available to us. For non-core assets, as we advance our next generation product candidates, we intend to seek early partnerships to defray the cost, risk and infrastructure requirements in order to further their commercial development.

•	Evaluate and consider obtaining rights to complementary products and technologies. Beyond our intention to participate in the potential commercialization of rosiptor in the United States and Canada, we will evaluate and consider licensing or acquiring commercial or development stage products and technologies in an opportunistic manner that would strategically fit with our potential future commercial organization.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of product candidates, particularly rosiptor. We incurred research and development expenses of $36.3 million, $28.4 million and $15.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We anticipate that a significant portion of our operating expenses will continue to be related to research and development as we continue to advance rosiptor and our future product candidates.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for rosiptor and our future product candidates, novel biological discoveries, screening and drug development technologies such as our SHIP1 discovery platform, manufacturing and process discoveries, and other inventions that are important to our business, as well as to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We strive to protect our intellectual property through a combination of patent, copyright, trademark and trade secrets laws, as well as through confidentiality provisions in our contracts.

With respect to rosiptor and our future product candidates, we endeavor to obtain and maintain patent protection in the United States and internationally on all patentable aspects of rosiptor and our other pipeline products, as it is critical to our global business strategy. Our patenting strategy is initially to pursue patent protection covering both compositions of matter and methods of use of rosiptor and our future product candidates and then seek to obtain additional patent protection throughout the development process on other aspects of our technology that would potentially enhance our competitive exclusivity and commercial success. Such additional means of protection may include filing applications with claims to additional methods of use, processes of manufacture, methods of screening, biomarkers, and companion diagnostics. We also rely on continuing technological innovation, know-how and trade secrets relating to our discovery platform and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted, or the patent held invalid after issuance. Consequently, we may not be able to obtain or maintain adequate patent protection for rosiptor or any of our future product candidates. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties. For a more comprehensive discussion of the risks related to our intellectual property, please see the section of this Annual Report captioned “Risk Factors—Risks Related to Intellectual Property.”

Our patent estate on a worldwide basis includes approximately 46 issued, allowed or granted patents and approximately 61 pending patent applications that we are actively prosecuting and/or maintaining. These figures include patents and patent applications to which we hold exclusive commercial rights under our licenses from third parties. Our solely owned issued patents include nine U.S. patents and 28 foreign patents and our solely owned patent applications include seven U.S. application and 54 foreign patent applications.

Intellectual Property Relating to Rosiptor

We are the sole owner of a patent portfolio that includes issued patents and pending patent applications covering compositions of matter, methods of use and other matters related to rosiptor. We acquired the initial series of patents and applications relating to rosiptor by way of an asset purchase from Biolipox AB in August 2009. Since that time additional patents have been filed based on work performed by Aquinox and/or its contractors on behalf of Aquinox. The rosiptor patent portfolio includes four issued United States patents and 23 foreign patents issued in Europe, Japan, Canada, China, Korea, Mexico, Norway, Russia, Australia and New Zealand.

Our issued patents acquired from Biolipox AB cover the composition of matter of both the class of compounds to which rosiptor belongs, and rosiptor specifically, as well as methods for using rosiptor. The foreign patents acquired from Biolipox AB will expire in 2024, while the U.S. patents will expire in 2024-28, excluding patent term extensions that may be available in the United States under the Hatch-Waxman Act or in foreign countries under similar statutes. The expiration dates of the issued U.S. patents include patent term adjustment (PTA) under the provisions of 35 U.S.C. §154; namely, we have received a PTA extension of 1,379 days for U.S. Patent 7,601,874, which covers the composition of matter of rosiptor, and a PTA extension of 58 days for U.S. Patent 8,084,503 which covers the methods of using rosiptor.

In addition to the original patent portfolio acquired from Biolipox AB Aquinox has filed a number of additional patents related to rosiptor based on work that was performed by Aquinox and/or its contractors on behalf of Aquinox. This includes one allowed patents and approximately 11 pending patent applications that we are actively prosecuting and/or maintaining.

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

Contractual Obligations Related to Intellectual Property

In August 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected rosiptor. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 payment by way of issuance of 19,762 shares of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. In November 2016 we made a one-time CAD $3.0 million milestone payment as a result of the advancement of rosiptor into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of rosiptor) in each of the United States, Europe and Japan.

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

Few treatments exist for IC/BPS and the treatments used vary considerably by region. In the United States, the only FDA approved oral treatment for IC/BPS is Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium (PPS), marketed in the United States as Elmiron, which is off-patent. In addition to Elmiron, alternative oral treatments consist predominately of various pain medications and off-label use of antispasmodics, antihistamines, anticholinergics and antidepressants. Other treatments employed include intravesical instillations, pelvic floor physical therapy, and more invasive procedures such as neuromodulation.

Outside the United States, IC/BPS treatments varies widely by country. Instillations and cystoscopy with hydrodistension along with analgesics and pain medications are treatments used in Japan and certain European countries. Generic PPS is available in multiple jurisdictions outside of the United States.

We are aware of several other companies developing competing therapies that are in various stages of development for the treatment of IC/BPS. Companies competing in this space include Pfizer (tanezumab), Merck (MK-7264), Allergan (Botugel, LiRis, Botox), Urigen (URG101), Lipella (LP-08, LP-09), Grunenthal (GRT6010), Astellas (ASP-6294), Mylan (CR3465) and Ironwood (Linaclotide).

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

Rosiptor is a small molecule capable of being manufactured in reliable, reproducible, and scalable synthetic processes from readily available starting materials. A bioequivalence study was completed in 2015 demonstrating no difference between rosiptor capsules and tablets and we have selected tablets as our preferred dosage form going forward due to favorable manufacturing and related considerations. We believe the chemistry used to manufacture rosiptor is amenable to scale up and does not require unusual equipment in the manufacturing process. One of our CMOs is currently manufacturing active pharmaceutical ingredient (API) on multi-kilogram scale, for use in preclinical and clinical development of rosiptor. A second CMO produces rosiptor final drug product for use in our ongoing clinical trials. We believe that the manufacturing processes for rosiptor API and final drug product have been developed to adequately support current development. For future development and commercial demands, additional CMO activities will be required for API process development, API manufacturing validation, and final drug product formulation and validation. We believe that our existing suppliers of rosiptor API and drug products would be capable of providing sufficient quantities of the rosiptor API and drug products to meet anticipated commercial demands.

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

Commercial Operations

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States and Canada, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that rosiptor will be approved.

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

Clinical Trials

An IND is a request for authorization from the FDA to administer an investigational drug product to humans. This authorization is required before interstate shipping and administration of any new drug product to humans that is not the subject of an approved NDA. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials are conducted under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. The informed written consent of each participating subject is required. The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are generally described as follows:

•	Phase 1 — Phase 1 includes the initial introduction of an investigational drug into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These trials are designed to evaluate the safety, metabolism, pharmacokinetics and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials.

•	Phase 2 — Phase 2 includes controlled clinical trials conducted to evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.

•	Phase 3 — Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

Coverage, Reimbursement and Pricing

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent that third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal healthcare programs, state healthcare programs, managed care providers, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Rosiptor or our future product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If a drug product is reimbursed under a governmental healthcare program, such as Medicare, Medicaid or TRICARE, additional laws and program requirements will apply.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act, or ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

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

Employees

As of December 31, 2017, we had 51 employees, of whom 10 hold Ph.D. degrees or M.D. degrees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

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

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2017, 2016 and 2015, we reported a net loss of $50.2 million, $37.0 million and $21.9 million, respectively. As of December 31, 2017, we had an accumulated deficit since inception of $198.5 million.

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

Our ability to use our U.S. net operating loss to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had U.S. net operating loss carryforwards, or NOLs, of $23.2 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. These NOLs and tax credit carryforwards expire in various years beginning in 2028, if not utilized. Utilization of the NOLs may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 of the Internal Revenue Code, or the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow and future prospects

The recently passed comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Act, that significantly changes the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this Tax Act on holders of our common stock is also uncertain and could be adverse. This

Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect us or holders of our common stock. We urge investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

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

If rosiptor were approved for the treatment of IC/BPS, it could face competition from currently approved and marketed products, including Janssen Pharmaceuticals Inc.’s pentosan polysulfate sodium, marketed in the United States as Elmiron, which is off patent. In addition, many companies are developing product candidates directed to IC/BPS. Such companies include Pfizer, Merck, Allergan, Urigen, Lipella, Grunenthal, Astellas, Mylan and Ironwood. Also, we believe that GlaxoSmithKline, Novartis and UCB are developing drugs in immunology that target the delta and/or gamma isoforms of PI3K.

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

We currently have product liability insurance coverage, which is limited to $10 million per occurrence and $10 million in the aggregate. This coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for rosiptor or our future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2017, we had 51 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers for the manufacture of rosiptor, as well as on third parties for our supply chain, and if we experience problems with any third parties, or the actual demand for rosiptor exceeds our forecasts, the manufacture of adequate supplies of rosiptor or our future product candidates or products could be delayed.

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

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of a product candidate or its key materials for an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. If our CMOs cannot manufacture sufficient quantity to meet the demand for our product candidates after regulatory approval, there would be a shortage in supply which would negatively impact our revenue from the sale of our product candidates. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA.

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

Our patent applications and the enforcement or defense of our issued patents may be impacted by the application of or changes in U.S. and foreign standards.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2017, our common stock’s sales price on The Nasdaq Global Market ranged from a low of $10.02 to a high of $19.97. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.6% of our common stock as of March 1, 2018. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, including the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our stockholders. New investors could also gain rights, preferences and privileges senior to those of holders of our common stock.

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

We also lease approximately 9,539 square feet of office space in San Bruno, California pursuant to leases that expire on December 31, 2018. This facility houses some of our clinical, regulatory and commercial personnel.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “AQXP.” As of March 9, 2018, there were 23,490,859 shares of our common stock outstanding, which were held by six holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. As of March 9, 2018, the closing price of our common stock as reported on The Nasdaq Global Market was $16.55 per share.

The following table sets forth, for the periods indicated, the reported high and low sales prices per share of our common stock as reported on The Nasdaq Global Market:

	High	Low
2016
First Quarter	$13.30	$7.64
Second Quarter	11.10	6.01
Third Quarter	15.76	6.61
Fourth Quarter	18.35	9.83

2017
First Quarter	$19.97	$14.75
Second Quarter	16.95	12.28
Third Quarter	15.59	12.74
Fourth Quarter	14.48	10.02

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Stock Performance Graph

Our common stock began trading on The Nasdaq Global Market on March 7, 2014. The graph and table below shows the cumulative total return to our stockholders during the period from March 7, 2014 through December 31, 2017 in comparison to the cumulative return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index during that same period. The results assume that $100 was invested on March 7, 2014 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

For the period March 7, 2014 to December 31, 2017

Aquinox Pharmaceuticals, Inc.	$98.41
Nasdaq Composite Index	$159.20
Nasdaq Biotechnology Index	$123.88

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

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2017, 2016 and 2015 and Consolidated Balance Sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2014 and 2013 and Consolidated Balance Sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Consolidated Statement of Operations Data (In thousands of U.S. dollars, except per share and share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating expenses:
Research and development	$36,267	$28,382	$15,799	$18,079	$7,599
General and administrative	14,852	9,263	5,541	4,296	1,777

Total operating expenses	$51,119	$37,645	$21,340	$22,375	$9,376

Net loss	$(50,183)	$(37,002)	$(21,860)	$(24,027)	$(8,729)

Total loss attributable to common stockholders	$(50,183)	$(37,002)	$(21,860)	$(23,821)	$(14,941)

Net loss per common stock - basic and diluted	$(2.14)	$(1.96)	$(1.73)	$(2.75)	$(49.52)

Basic and diluted weighted average common stock outstanding	23,450,315	18,893,515	12,637,839	8,667,387	301,745

Consolidated Balance Sheet Data(1) (In thousands of U.S. dollars)

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Cash, cash equivalents and short-term investments	$108,085	$103,059	$74,482	$39,097	$13,827
Working capital	97,869	93,966	70,004	34,098	12,676
Total assets	110,329	154,380	113,343	41,422	15,649
Total liabilities	11,442	9,716	4,923	5,275	7,484
Redemption option on preferred stock	—	—	—	—	800
Accrued tax payable on preferred stock	—	—	—	—	1,797
Bank loan	—	—	—	—	2,286
Redeemable convertible preferred stock	—	—	—	—	73,859
Total stockholders’ equity (deficit)	98,887	144,664	108,420	36,147	(65,694)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	110,329	154,380	113,343	41,422	15,649

(1)	The 2016 Consolidated Balance Sheet Data reflect $70.7 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2016. The 2015 Consolidated Balance Sheet Data reflect $91.8 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2015. The 2014 Consolidated Balance Sheet Data reflect $47.3 million in net proceeds received from the initial public offering that was completed in March 2014.

The following table contains selected financial data for each quarter of 2017 and 2016. The information should be read in conjunction with our financial statements and related notes included in the quarterly filings with the SEC in our Quarterly Report on Form 10-Q. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data (In thousands of U.S. dollars except per share information)
	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2017
Total operating expenses	$8,522	$13,995	$12,070	$16,532
Net loss	$(8,316)	$(13,766)	$(11,833)	$(16,268)
Net loss attributable to common stockholders	$(8,316)	$(13,766)	$(11,833)	$(16,268)
Net loss per common stock - basic and diluted	$(0.36)	$(0.59)	$(0.50)	$(0.69)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2016
Total operating expenses	$6,834	$11,065	$8,283	$11,463
Net loss	$(6,711)	$(10,901)	$(8,146)	$(11,244)
Net loss attributable to common stockholders	$(6,711)	$(10,901)	$(8,146)	$(11,244)
Net loss per common stock - basic and diluted	$(0.39)	$(0.63)	$(0.46)	$(0.48)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical-stage pharmaceutical company developing novel therapeutics for chronic urological conditions marked by inflammation and pain. Our lead drug candidate, rosiptor, is in Phase 3 development (Leadership 301 trial) for the treatment of patients with interstitial cystitis/bladder pain syndrome (IC/BPS), a condition for which there are currently few FDA approved and/or effective treatment options. We are focused on leveraging our library of novel compounds that activate SHIP1 (SH2-containing inositol-5’-phosphatase 1) to develop therapeutics for application in inflammation, inflammatory pain, and blood cancers.

Rosiptor is a first-in-class, once-daily, oral treatment being studied for its effects on inflammation and inflammatory pain. Rosiptor has a novel mechanism of action, activating SHIP1, an enzyme that serves to down-regulate inflammation through its role in the PI3K signaling pathway. Rosiptor has been generally well tolerated in multiple completed clinical studies, with more than 395 subjects dosed. We retain full worldwide rights of rosiptor and hold patents with terms through 2024 in Europe and 2028 in the United States with the possibility of further patent term extension avenues available to us.

IC/BPS is a debilitating condition marked by chronic bladder pain and urinary symptoms. Patients may experience recurring pain, pressure, and/or discomfort perceived to be related to the urinary bladder as well as urinary frequency, urgency, and/or nocturia. The pain often worsens upon bladder filling and may be relieved upon bladder emptying. Many patients living with IC/BPS report that it takes a physical, emotional, and psychological toll, greatly impacting employment and social and intimate relationships. There are currently few FDA approved and/or effective treatment options for IC/BPS. Only about 1 million of the 5.5 million adults in the United States with symptoms of IC/BPS have been diagnosed or are receiving treatment.

In 2015, we completed and reported results from our Leadership 201 trial, a multicenter, randomized, double-blind, placebo-controlled, Phase 2 clinical trial investigating the ability of 200 mg oral, once daily rosiptor to reduce average daily bladder pain and urinary symptoms in 69 female patients with IC/BPS. Although we did not achieve statistical significance in the primary endpoint, the results demonstrated a positive trend and statistically significant changes on secondary endpoints.

The Leadership 301 trial is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial assessing the effect of once-daily rosiptor 100 mg and 200 mg on bladder pain and urinary symptoms in female and male subjects with IC/BPS. The primary endpoint of the Leadership 301 trial is the change from baseline at week 12 in maximum daily bladder pain based on an 11-point numeric rating scale (NRS) compared to placebo, in female subjects, recorded by electronic diary. Additional endpoints include urinary symptoms as well as an evaluation of overall improvement with therapy. The Leadership 301 trial has a 52-week extension period, affording all participating subjects the opportunity for treatment with rosiptor. A total of 341 females and 92 males were enrolled in the trial and were randomized to receive one of two oral doses of once-daily rosiptor, 100 mg or 200 mg. Subjects were enrolled at clinical research centers in the United States, Canada, and Europe. Top-line data is anticipated in the third quarter of 2018.

We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We currently have operations in Vancouver, British Columbia and San Bruno, California.

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate rosiptor. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance rosiptor and other clinical and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. As of December 31, 2017, we had $108.1 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2017 was $50.2 million, compared to $37.0 million for the year ended December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $198.5 million, compared to $148.3 million as of December 31, 2016. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for rosiptor and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for rosiptor or any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2017, 2016 and 2015:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2017	2016	2015
Research and development	$36,267	$28,382	$15,799
General and administrative	14,852	9,263	5,541

Total operating expenses	$51,119	$37,645	$21,340

Research and Development Expenses

We are currently developing rosiptor as a treatment for IC/BPS in our Leadership 301 trial. The Leadership 301 trial is a three-arm, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial assessing the effect of once-daily rosiptor 100 mg and 200 mg on bladder pain and urinary symptoms in female and male subjects with IC/BPS. The primary endpoint of the Leadership 301 trial is the change from baseline at week 12 in maximum daily bladder pain based on an 11-point numeric rating scale (NRS) compared to placebo, in female subjects, recorded by electronic diary. Additional endpoints include urinary symptoms as well as an evaluation of overall improvement with therapy. The Leadership 301 trial has a 52-week extension period, affording all participating subjects the opportunity for treatment with rosiptor. A total of 341 females and 92 males are enrolled in the trial and are randomized to receive one of two oral doses of once-daily rosiptor, 100 mg or 200 mg. Subjects were enrolled at clinical research centers in the United States, Canada, and Europe. Top-line data is anticipated in the third quarter of 2018.

We continue to engage with the FDA and other regulatory authorities to discuss the safety and efficacy trials and analyses required for approval of rosiptor in IC/BPS in the United States, Europe, and other targeted countries. We are also evaluating the design and number of additional trials that we will conduct in order to meet International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) patient exposure guidelines and demonstrate the safety and efficacy of rosiptor in support of a potential new drug application (NDA) filing. We expect the data from the Leadership 301 trial, as well as further discussion with regulatory authorities, will be fundamental in defining the number, design and size of these additional trials. Any increase in the number, size or duration of our clinical trials will increase our research and development expenses and may impact the timing of any NDA filing with respect to rosiptor.

Our research and development expenses consist primarily of costs incurred for the development of rosiptor and other future product candidates. Research and development expenses include:

•	costs associated with research, development and regulatory activities;
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials and preclinical studies;
•	the cost of acquiring and manufacturing our products, for preclinical studies and clinical trials;
•	cost incurred in relation to purchase of technology licenses and patent rights; and
•	facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of equipment and leasehold improvements, insurance and supplies.

The following table summarizes the nature of our research and development expenses for the years ended December 31, 2017, 2016 and 2015:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2017	2016	2015
Clinical development	$16,875	$11,358	$6,004
Personnel related	5,051	3,232	2,107
Manufacture and formulation	7,226	6,799	4,168
Preclinical research	3,896	3,015	2,008
Regulatory and quality	822	327	213
Patents and licenses	373	2,656	549
Facility and overhead	885	352	216
Stock-based compensation	1,139	643	537

Total research and development expenses	$36,267	$28,382	$15,799

Research and development expenses for the year ended December 31, 2017 were $36.3 million compared to $28.4 million for the year ended December 31, 2016. Higher expenditure during the year ended December 31, 2017 was primarily driven by increased clinical activities as we continued our Leadership 301 clinical trial of rosiptor in IC/BPS.

Research and development expenses for the year ended December 31, 2016 were $28.4 million compared to $15.8 million for the year ended December 31, 2015. Higher expenditure during the year ended December 31, 2016 was primarily driven by increased clinical activities as we initiated the Leadership 301 clinical trial of rosiptor in IC/BPS. In addition, during the third quarter of 2016, we made a milestone payment of $2.3 million (CAD $3.0 million) to Biolipox AB, or Biolipox, pursuant to the terms of an asset purchase agreement with Biolipox.

As we continue our development of rospitor, particularly in IC/BPS, we expect to incur progressively higher research and development expenses in the foreseeable future. However, it is difficult to determine with certainty the duration and completion costs of our clinical trials of rosiptor or any of our future product candidates we may advance, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical trials and preclinical studies, uncertainties in clinical trial enrollment rate and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time with respect to the development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the year ended December 31, 2017, general and administrative expenses of $14.9 million were higher compared to $9.3 million for the year ended December 31, 2016. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

For the year ended December 31, 2016, general and administrative expenses of $9.3 million were higher compared to $5.5 million incurred for the year ended December 31, 2015. The increase was primarily the result of higher personnel related costs and the establishment of an office in San Bruno, California.

Other income (expenses)

(in thousands)	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2015
Change in fair value of derivative liability	$—	$81	$(52)
Foreign exchange losses	(19)	(13)	(476)
Interest income	998	619	108
Miscellaneous expenses	(39)	(43)	(100)

	$940	$644	$(520)

There was no change in fair value of derivative liability for the year ended December 31, 2017, as we did not have any derivative liability as of December 31, 2017 or December 31, 2016. The change in fair value of derivative liability for the years ended December 31, 2016 and 2015 resulted from the change in fair value of a warrant issued to Silicon Valley Bank, or SVB, under the terms of a loan agreement. The warrant was being re-measured at each balance sheet date. In September 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Foreign exchange losses for the years ended December 31, 2017 and 2016 were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities. Foreign exchange losses for the year ended December 31, 2015 were primarily a result of losses on our foreign currency holdings as the U.S. dollar strengthened during that period against our Canadian dollar and Euro holdings.

Interest income increased during the year ended December 31, 2017 compared to 2016 as a result of higher cash and investment balances during the year ended December 31, 2017. Similarly, in comparison to the year ended December 31, 2015, interest income also increased as a result of higher cash and investment balance during 2016.

Miscellaneous expenses for the years ended December 31, 2017, 2016 and 2015 were primarily normal recurring bank charges.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon the issuance of common and preferred stock to fund our operations. Our operating activities used $44.7 million, $30.2 million and $20.3 million of cash flows during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $198.5 million, working capital of $97.9 million, and cash, cash equivalents and short-term investments of $108.1 million. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017, 2016 and 2015:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2017	2016	2015
Net cash (used in) provided by:
Operating activities	$(44,718)	$(30,226)	$(20,268)
Investing activities	64,011	(48,058)	(47,533)
Financing activities	423	71,112	92,948

	19,716	(7,172)	25,147
Effect of exchange rate changes	15	(53)	(527)

Net change in cash and cash equivalents	$19,731	$(7,225)	$24,620

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 due to higher operating expenses as described above. Net cash used in operating activities for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 due to higher operating expenses as described above.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the year ended December 31, 2017 resulted from the maturity of short and long-term investments. Net cash used in investing activities for the year ended December 31, 2016 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2016. Net cash used in investing activities for the year ended December 31, 2015 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2015. Net cash used in investing activities for 2016 and 2015 included the purchase and sale of short and long-term investments as we invested the proceeds from our financing activities into liquid, high quality securities in accordance to our investment policy, which focuses on the preservation of principal and maintenance of liquidity.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2017 resulted from the proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities for the year ended December 31, 2016 resulted from the public offering of common shares in September 2016 for gross proceeds of $75.4 million, before underwriting discounts and commissions and offering expenses of $4.7 million, and proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities for the year ended December 31, 2015 resulted from the public offering of common shares in September 2015 for gross proceeds of $98.0 million, before underwriting discounts and commissions and offering expense of $6.2 million, and proceeds from the exercise of stock options of $1.1 million.

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

•	our Phase 3 Leadership 301 trial of rosiptor in IC/BPS and any other future clinical trials;

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for rosiptor or any future product candidates;

•	the cost of manufacturing rosiptor and our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if rosiptor or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2017:

(in thousands)	TOTAL	2018	2019	2020	2021
Operating lease obligations(1)	$1,973	$883	$403	$375	$312
Capital lease obligations	55	19	19	17	—

	$2,028	$902	$422	$392	$312

1.	We have a lease agreement for approximately 10,946 square feet of office space in Canada which was effective on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, we took over a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expires June 30, 2019. The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2017 daily noon exchange rate of US$0.7971.

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

Milestone, Royalty-Based and Other Commitments

In August 2009, AQXP Canada entered into an asset purchase agreement with Biolipox AB of Sweden, or Biolipox, for the purchase of all assets, including patent rights and know-how, relating exclusively or principally to a compound library from which we ultimately identified and selected rosiptor. Under the terms of the agreement, AQXP Canada paid Biolipox CAD $50,000 immediately upon closing. An additional CAD $250,000 by way of issuance of our common stock was made in June 2014 upon the first submission to the FDA of an IND for a compound from the acquired class. In November 2016 we made a one-time CAD $3.0 million milestone payment to Biolipox as a result of the advancement of rosiptor into a Phase 3 clinical trial. We will also be required to make certain other milestone payments totaling up to CAD $1.5 million in the aggregate upon the first commercial sale of the first compound covered by the acquired patent rights (which we expect will be triggered by the first commercial sale of rosiptor) in each of the United States, Europe and Japan. There are no royalty payments due under this agreement.

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

In May 2005, AQXP Canada entered into an assignment agreement, which was subsequently amended in December 2005 and March 2006, with the British Columbia Cancer Agency (BCCA) and StemCell Technologies, Inc. (STI) for the assignment to AQXP Canada of the 2002 exclusive license agreement between BCCA and STI to certain patents relating to technology relating to SHIP1. The license agreement between AQXP Canada and BCCA was amended and restated in August 2006 and June 2007. This agreement has subsequently been amended in June 2008 to revise the schedule of the technology licensed under this agreement, and further amended in February 2013. Pursuant to this agreement, as amended, BCCA has granted us an exclusive worldwide license to certain of its intellectual property relating to core SHIP1 technology, and screening of compounds for activity using SHIP1, including the C2 binding domain. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The terms of the assignment agreement among STI, BCCA and AQXP Canada required AQXP Canada to pay an assignment license fee of CAD $150,000 paid in stages beginning May 2005 and ending March 2006. We do not currently have any product candidates under development that are covered by the BCCA license agreement, nor have we sublicensed our rights under the licensed patents. However, if we develop products covered by the BCCA technology in the future, we will be required to pay BCCA low single-digit royalties based on aggregate worldwide net sales of products covered by the licensed patents, and if we sublicense any rights to the technology, a low double digit percentage of sublicensing revenue. We are also required to reimburse BCCA’s patent costs incurred in relation to the licensed technology, and pay an annual maintenance fee in the amount of CAD $5,000. Our license with BCCA will terminate automatically upon our insolvency, and may be terminated by either party for material breach by the other party.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017.

Segment Reporting

We view our operations and manage our business in one segment, which is the identification and development of therapeutics in disease areas of inflammation, inflammatory pain, and blood cancers.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” We are an “emerging growth company,” as defined in the JOBS Act and for as long as we remain an “emerging growth company”, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an emerging growth company until the earlier of (a) December 31, 2019 which is the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (b) when we have total annual gross revenue of at least $1.07 billion, (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. As of December 31, 2017, we had holdings in U.S. government securities of $95.5 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.1 million in the fair value of our investment portfolio as of December 31, 2017.

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

Foreign exchange losses for the years ended December 31, 2017 and 2016 were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities. For the year ended December 31, 2015, foreign exchange losses of $0.5 million, were primarily due to the impact of the significant decline in the Canadian dollar and Euro versus the U.S. dollar on our foreign currency portfolio.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8.	Financial Statements and Supplementary Data.

Deloitte LLP 2800 - 1055 Dunsmuir Street 4 Bentall Centre P.O. Box 49279 Vancouver BC V7X 1P4 Canada www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Aquinox Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aquinox Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholder’s equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

March 12, 2018

We have served as the Company’s auditor since 2007.

AQUINOX PHARMACEUTICALS, INC.

Consolidated balance sheets

(In thousands of U.S. dollars, except share amounts)

	DECEMBER 31, 2017	DECEMBER 31, 2016
Assets
Current assets
Cash and cash equivalents (Note 3)	$52,032	$32,301
Short-term investments (Note 11)	56,053	70,758
Receivables, prepayments and deposits	740	426

Total current assets	108,825	103,485

Property and equipment, net (Note 4)	905	849
Long-term prepayments and deposits	599	—
Long-term investments (Note 11)	—	50,046

Total assets	$110,329	$154,380

Liabilities
Current liabilities
Accounts payable and other liabilities (Note 5)	$10,956	$9,519

Total current liabilities	10,956	9,519

Other liabilities (Note 6)	486	197

Total liabilities	11,442	9,716

Commitments and contingencies (Note 13)

Stockholders’ equity
Share capital:
Common stock - $0.000001 par value - authorized, 50,000,000 as of December 31, 2017 and 2016; issued and outstanding, 23,472,430 as of December 31, 2017 (December 31, 2016 – 23,423,150) (Note 7(a))	—	—
Preferred stock - $0.000001 par value – authorized, 5,000,000 as of December 31, 2017 and 2016; nil issued and outstanding as of December 31, 2017 and 2016 (Note 7(b))	—	—
Additional paid-in capital	297,459	293,111
Accumulated deficit	(198,502)	(148,278)
Accumulated other comprehensive loss	(70)	(169)

Total stockholders’ equity	98,887	144,664

Total liabilities and stockholders’ equity	$110,329	$154,380

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of operations and comprehensive loss

(In thousands of U.S. dollars, except per share and share amounts)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Operating expenses
Research and development	$36,267	$28,382	$15,799
General and administrative	14,852	9,263	5,541

Total operating expenses	51,119	37,645	21,340

Other income (expenses)
Interest expense	(4)	(1)	—
Other income (expenses) (Note 8)	940	644	(520)

	936	643	(520)

Net loss	$(50,183)	$(37,002)	$(21,860)

Net loss per common stock - basic and diluted (Note 9)	$(2.14)	$(1.96)	$(1.73)
Basic and diluted weighted average number of common stock outstanding (Note 9)	23,450,315	18,893,515	12,637,839

Comprehensive loss:
Net loss	$(50,183)	$(37,002)	$(21,860)
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale securities	99	121	(286)

Comprehensive loss	$(50,084)	$(36,881)	$(22,146)

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of cash flows

(In thousands of U.S. dollars)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Operating activities
Net loss	$(50,183)	$(37,002)	$(21,860)
Non-cash items and reclassifications:
Change in fair value of derivative liability (Note 8)	—	(81)	52
Stock-based compensation (Note 7(e))	3,839	1,966	1,506
Unrealized foreign exchange loss and others	709	185	580
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(905)	(109)	(96)
Accounts payable and other liabilities	1,822	4,815	(450)

Cash used in operating activities	(44,718)	(30,226)	(20,268)

Investing activities
Purchase of investments	(5,995)	(106,442)	(60,703)
Proceeds from maturity of investments	70,500	59,097	13,196
Purchase of property and equipment	(494)	(713)	(26)

Cash provided by (used in) investing activities	64,011	(48,058)	(47,533)

Financing activities
Proceeds from exercise of stock options	438	440	1,120
Payment on capital lease obligations	(15)	(4)	—
Public offering of common stock (Note 7(c))	—	75,368	98,038
Public offering costs (Note 7(c))	—	(4,692)	(6,210)

Cash provided by financing activities	423	71,112	92,948

Effect of exchange rate changes on cash and cash equivalents	15	(53)	(527)

Net change in cash and cash equivalents during the year	19,731	(7,225)	24,620
Cash and cash equivalents, beginning of year	32,301	39,526	14,906

Cash and cash equivalents, end of year	$52,032	$32,301	$39,526

Supplemental disclosure of cash flow information:
Interest paid	$4	$1	$—
Interest received	1,342	695	325
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$(77)	$77	$—
Accrued offering costs	(30)	—	35
Assets acquired through capital leases	—	65	11
Exercise of warrants on a net settlement basis	—	43	—

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of stockholders’ equity

(In thousands of U.S. dollars, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2014	10,695,108	$—	$125,567	$(89,416)	$(4)	$36,147
Issuance of common stock, net of share issuance costs of $6,245 (Note 7(c))	6,325,000	—	91,793	—	—	91,793
Options exercised	191,878	—	1,120	—	—	1,120
Stock-based compensation	—	—	1,506	—	—	1,506
Other comprehensive loss	—	—	—	—	(286)	(286)
Net loss	—	—	—	(21,860)	—	(21,860)

Balances, December 31, 2015	17,211,986	—	219,986	(111,276)	(290)	108,420

Issuance of common stock, net of share issuance costs of $4,692 (Note 7(c))	6,152,500	—	70,676	—	—	70,676
Options exercised	55,663	—	440	—	—	440
Exercise of warrants	3,001	—	43	—	—	43
Stock-based compensation	—	—	1,966	—	—	1,966
Other comprehensive income	—	—	—	—	121	121
Net loss	—	—	—	(37,002)	—	(37,002)

Balances, December 31, 2016	23,423,150	—	293,111	(148,278)	(169)	144,664

Cumulative effect of adoption of new accounting standard (Note 2(p))	—	—	41	(41)	—	—

Balances January 1, 2017	23,423,150	—	293,152	(148,319)	(169)	144,664

Options exercised	49,280	—	468	—	—	468
Stock-based compensation	—	—	3,839	—	—	3,839
Other comprehensive income	—	—	—	—	99	99
Net loss	—	—	—	(50,183)	—	(50,183)

Balances, December 31, 2017	23,472,430	$—	$297,459	$(198,502)	$(70)	$98,887

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the consolidated financial statements

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a clinical stage pharmaceutical company developing novel therapeutics for chronic urological conditions marked by inflammation and pain. The Company is focused on leveraging its library of novel compounds that activate SHIP1 (SH2 containing inositol 5’ phosphatase 1) to develop therapeutics for application in inflammation, inflammatory pain, and blood cancers.

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Basis of presentation and summary of significant accounting policies

(a) Basis of presentation

The accompanying consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financial results are presented on a consolidated basis. All intercompany transactions are eliminated on consolidation.

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

(c) Foreign currency translation and transactions

The functional currency of the Company and its subsidiary is the U.S. dollar. Monetary assets and liabilities of the Company’s operations denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as at the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are translated at historical exchange rates prevailing at each transaction date.

Income and expenses are translated at the exchange rates prevailing at each transaction date, with the exception of amortization which is translated at historical exchange rates. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive loss.

(d) Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates include valuation of stock options, amortization and depreciation, accrual of expenses, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(e) Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

(f) Short and long-term investments

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

(g) Property and equipment

Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to five years.

Expenditures for improvements to the Company’s office spaces are capitalized and expenditures for maintenance and repairs are expensed as incurred. Tenant improvement allowances and rent holidays are included in deferred rent and recognized as a reduction in deferred rent over the term of the lease. Leasehold improvements are amortized over the lesser of useful life and term of the lease.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as at December 31, 2017 and 2016.

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

Investment tax credits relating to scientific research and experimental development are accounted for as a reduction in operating expenses. To the extent there is reasonable assurance the credits will be realized, they are recorded in the period the related expenditure is made. If investment tax credit amounts subsequently received are less or more than originally recorded, the difference is treated as a change in estimate.

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

(l) Segment reporting

The Company operates in one segment, the identification and development of therapeutics for chronic urological conditions marked by inflammation and pain. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents, short-term investments and long-term investments of $96,230 as of December 31, 2017 (December 31, 2016 - $149,796), with an immaterial amount of long-lived assets in Canada.

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

(n) Fair value of financial instruments

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

(q) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $198.5 million as of December 31, 2017, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize rosiptor, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of rosiptor, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target for the treatment of any disease;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for rosiptor or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;
•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	DECEMBER 31, 2017	DECEMBER 31, 2016
Cash	$12,583	$3,726
Cash equivalents	39,449	28,575

	$52,032	$32,301

4. Property and equipment

	DECEMBER 31, 2017
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$715	$259	$456
Office furniture, equipment and systems	725	276	449

	$1,440	$535	$905

	DECEMBER 31, 2016
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$490	$77	$413
Office furniture, equipment and systems	534	98	436

	$1,024	$175	$849

5. Accounts payable and other liabilities

(in thousands)	DECEMBER 31, 2017	DECEMBER 31, 2016
Trade accounts payable	$6,016	$6,860
Accrued clinical/preclinical expenses	2,667	1,381
Accrued compensation and vacation	1,553	1,024
Other liabilities	720	254

	$10,956	$9,519

6. Other liabilities

(in thousands)	DECEMBER 31, 2017	DECEMBER 31, 2016
Capital lease obligations (a)	$33	$47
Deferred rent liability	453	150

	$486	$197

(a) Capital lease obligations

The Company leases office equipment under capital leases with interest rates ranging from 6.94% to 8.56% per annum. At December 31, 2017, the future payments under the Company’s capital leases were as follows:

(in thousands)	AMOUNT
2018	$19
2019	19
2020	17

Total minimum lease payments	55
Less: amount representing interest	(6)

Present value of future minimum lease payments	49
Less: current portion	(16)

Capital lease obligations, net of current portion - December 31, 2017	$33

The net book value of the office equipment under capital leases as of December 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively, with an immaterial amount related to accumulated depreciation.

7. Stockholders’ equity

(a) Common stock

Aquinox USA is authorized to issue 50,000,000 shares of common stock with a par value of $0.000001 per share (December 31, 2016 – 50,000,000). As of December 31, 2017, total number of shares of common stock issued and outstanding was 23,472,430 (December 31, 2016 – 23,423,150).

(b) Preferred stock

Aquinox USA is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share (December 31, 2016 – 5,000,000). As of December 31, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.

(c) Public offerings

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

As of December 31, 2017, the maximum number of shares of common stock that may be issued under the 2014 Plan was 2,856,403. The number of shares of common stock reserved for issuance under the 2014 Plan will increase by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2017, there were 323,310 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

At December 31, 2017, the number of shares available to be granted under the 2014 Plan was 1,110,546 (December 31, 2016—913,720).

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2016	1,378,352	$9.38	7.81	$9,829
Options granted	837,540	16.63
Options exercised	(49,280)	9.10
Options forfeited	(97,445)	12.29

Outstanding at December 31, 2017	2,069,167	$12.18	7.76	$3,187

Exercisable as of December 31, 2017	912,098	$9.52	6.35	$2,248

During the year ended December 31, 2017, the Company granted 756,540 stock options to employees and 81,000 stock options to non-employee directors. The stock options granted to employees during the year ended December 31, 2017 have exercise prices per share ranging from $10.91 to $17.35 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the year ended December 31, 2017 have an exercise price per share of $13.74 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period for certain grants and a vesting period of three years in equal annual installments from the beginning of the vesting period for other grants. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the year ended December 31, 2017, 49,280 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.2 million.

(e) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Expected volatility	84%	82%	97%
Expected dividends	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00
Risk free rate	1.90%	1.24%	1.48%
Weighted average grant-date fair value of stock options	$11.85	$6.11	$8.91

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $3.8 million, $2.0 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $10.1 million and $4.6 million as of December 31, 2017 and December 31, 2016, respectively, which is expected to be recognized over a weighted-average period of 2.72 years (December 31, 2016 – 2.82 years).

8. Other income (expenses)

	YEARS ENDED DECEMBER 31,
(in thousands)	2017	2016	2015
Change in fair value of derivative liability	$—	$81	$(52)
Foreign exchange losses	(19)	(13)	(476)
Interest income	998	619	108
Miscellaneous expenses	(39)	(43)	(100)

	$940	$644	$(520)

9. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options and common stock warrants from the calculation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

The following have been excluded from the computation of basic and diluted net loss per common stock as their effect would have been antidilutive:

	DECEMBER 31, 2017	DECEMBER 31, 2016	DECEMBER 31, 2015
Outstanding stock options	2,069,167	1,378,352	865,457
Common stock warrants	—	—	11,363

Total	2,069,167	1,378,352	876,820

10. Income taxes

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate (26%) and U.S. income tax rates (40.75%). The combined Canadian and U.S. income tax rates of 27.89% (2016 – 27.28%; 2015 –27.4%) was applied to loss before income taxes as shown in the following table:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Computed taxes at combined Canadian and U.S. tax rates	(27.9)%	(27.3)%	(27.4)%
Change in tax rate	(3.6)	—	0.1
Non-deductible expenses	2.2	1.8	2.0
Research and development credits	(0.9)	(3.5)	—
Change in valuation allowance	25.4	28.4	25.3
Effect of the U.S. Tax Cuts and Jobs Act	4.6	—	—
Other	0.2	0.6	—

Income tax recovery	—	—	—

On December 22, 2017, the U.S. passed into law H.R.1 (originally known as the “Tax Cuts and Jobs Act”), or the Act, which significantly overhaul the U.S. tax system. Significant changes to the Internal Revenue Code include a reduction in the U.S. federal corporate tax rate from 35% to 21%. The Company’s accounting for the provisions of the Act, based on the Company’s understanding of the Act and the latest guidance available, resulted in a $2.3 million reduction in its net deferred income tax assets as of December 31, 2017 to reflect the new statutory tax rate. This reduction to the net deferred income tax assets was fully offset by a corresponding reduction in the valuation allowance.

(in thousands)	YEARS ENDED DECEMBER 31,
Net loss before taxes:	2017	2016	2015

Canada	$(43,758)	$(31,737)	$(18,382)
U.S.	(6,425)	(5,265)	(3,478)

Total	$(50,183)	$(37,002)	$(21,860)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows:

(in thousands)	DECEMBER 31, 2017	DECEMBER 31, 2016
Canadian net operating losses	$35,605	$24,049
U.S. net operating losses	3,749	3,889
Research and development deductions and credits	8,234	7,331
Other	1,810	1,389
Less: valuation allowance	(49,398)	(36,658)

Net deferred income tax assets	$—	$—

At December 31, 2017, the Company had Canadian net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $131.9 million (December 31, 2016—approximately $92.5 million) expiring commencing in 2025 through 2037, and U.S. net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $23.2 million (December 31, 2016—approximately $11.1 million).

The Company also had unclaimed Canadian tax deductions with no expiry for scientific research and experimental development expenditures of approximately $16.8 million at December 31, 2017 (December 31, 2016–approximately $15.6 million). In addition, at December 31, 2017, the Company had approximately $4.5 million (December 31, 2016—approximately $4.0 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2019 through 2036.

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

The Company currently files income tax returns in the United States and Canada, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction.

11. Financial instruments

Securities classified as available for sale

The Company’s short-term and long-term investments consist of available-for-sale securities as follows:

(in thousands) December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$56,123	$—	$(70)	$56,053

Contractual maturities:
Due within one year	$56,123			$56,053
December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$70,819	$—	$(61)	$70,758

Long-term investments:
U.S. treasury securities	$50,155	$—	$(109)	$50,046

Contractual maturities:
Due within one year	$70,819			$70,758
Due after one year through two years	50,155			50,046

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
(in thousands)	12 months or less		Greater than 12 months
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
December 31, 2017
U.S. treasury securities	$15,983	$(27)	$40,070	$(43)

December 31, 2016
U.S. treasury securities	$120,804	$(170)	N/A	N/A

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

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(in thousands)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN-OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – December 31, 2017
Short-term investments – U.S. treasury securities	$56,053	$—	$—	$56,053

	$56,053	$—	$—	$56,053

BALANCES – December 31, 2016
Short-term investments – U.S. treasury securities	$70,758	$—	$—	$70,758
Long-term investments – U.S. treasury securities	50,046	—	—	50,046

	$120,804	$—	$—	$120,804

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at December 31, 2017 and December 31, 2016.

Level 3 instruments include investments for which significant inputs to the fair value of the assets or liabilities are unobservable and are supported by little or no market activity. The Company had no Level 3 investments at December 31, 2017 and December 31, 2016. There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2017 and December 31, 2016.

At December 31, 2017, the Company had short-term investments consisting of available-for-sale securities of $56.1 million. Total gains for securities were $0.9 million, $0.6 million and $0.1 million for the years ending December 31, 2017, 2016 and 2015, respectively.

12. License and patent agreements

The Company has an agreement with Biolipox AB of Sweden for patent rights relating exclusively or principally to a specific class of compounds, which include rosiptor. The terms of the agreement required the Company to pay CAD $50,000 immediately, CAD $250,000 in shares of common stock upon the first submission to the FDA of an Investigational New Drug (IND) for a compound from the acquired class of compounds, and CAD $3.0 million upon the advancement of one of the compounds from the acquired class of compounds into a Phase 3 clinical trial. Certain other milestone payments, totaling CAD $1.5 million are payable upon the first commercial sale following regulatory approval of the first compound in each of the United States, Europe and Japan. There are no royalty payments due under this agreement. In June 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of the milestone related to the first submission to the FDA of an IND for rosiptor. A CAD $3.0 million milestone payment was paid in November 2016 as a result of the advancement of rosiptor into a Phase 3 clinical trial. The development of the technology is actively proceeding.

The Company has an exclusive license agreement with the University of British Columbia for a worldwide license to certain small molecule compounds and pharmaceutical compositions that are modulators of SHIP1 activity. The agreement expires at the earlier of the last expiry of any patent obtained related to the technology or through enactment of one of the termination clauses stipulated in the agreement. The Company paid annual maintenance fees of CAD $1,000 related to this agreement for the year ended December 31, 2017 (December 31, 2016 – CAD $1,000) and have contingent payments totaling up to CAD $2.2 million for the first drug product and CAD $1.5 million for each subsequent drug product plus low single-digit royalties. The Company does not currently have any product candidates under development that are covered by the UBC license agreement.

The Company has an agreement with the British Columbia Cancer Agency and StemCell Technologies, Inc. for the assignment to the Company of certain patents to technology relating to SHIP1 in return for low single-digit royalty payment on product sales or low double-digit percentage of sublicense revenue. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The Company incurred maintenance fees of CAD $5,000 related to this agreement during the years ended December 31, 2017, 2016 and 2015. The Company does not currently have any product candidates under development that are covered by this agreement.

13. Commitments and contingencies

As at December 31, 2017, the Company has obligations to make future minimum payments with respect to operating leases for office space.

The Company has a lease agreement for approximately 10,946 square feet of office space in Canada which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, the Company signed a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expires June 30, 2019. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts. These leases are denominated in Canadian dollars and are included in the table below at their U.S. dollar equivalent.

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

The lease agreements contain scheduled rent increases, rent holidays and tenant improvement allowance. As such, the Company has recorded a deferred rent liability of $0.5 million as at December 31, 2017.

The minimum lease payments under the non-cancelable operating leases are payable in the following amounts over the following years.

	2018	2019	2020	2021	Total
Operating lease obligations	$883	$403	$375	$312	$1,973

	$883	$403	$375	$312	$1,973

During the years ended December 31, 2017, 2016 and 2015, the Company incurred operating lease costs of $0.7 million, $0.4 million and $0.2 million, respectively.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

On March 9, 2018, our Board of Directors, on the recommendation of the Compensation Committee, approved increases in the 2018 base salaries for our named executive officers: David Main, our Chief Executive Officer and President (USD $535,000), Kamran Alam, our Chief Financial Officer and Vice President, Finance (USD $365,000), and Abigail Jenkins, our Chief Commercial Officer (USD $356,000).

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2017 fiscal year pursuant to Regulation 14A for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement, and the information to be included in the 2018 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance – Information Regarding Committees of the Board of Directors” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules

Financial	Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b) Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.	8-K	001-36327	3.1	March 12, 2014

3.2	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.	S-1	333-193615	3.6	February 28, 2014

4.1	Specimen Common Stock Certificate of Aquinox Pharmaceuticals, Inc.	10-Q	001-36327	4.1	May 13, 2014

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.	8-K	001-36327	10.1	September 20, 2016

10.1+	Joint Canadian Stock Option Plan.	S-1	333-193615	10.1	January 28, 2014

10.2+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan.	S-1	333-193615	10.2	January 28, 2014

10.3+	2014 Equity Incentive Plan	S-1	333-193615	10.3	January 28, 2014

10.4+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan	S-1	333-193615	10.4	January 28, 2014

10.5+	Form of Executive Employment Agreement (AQXP Canada)	10-Q	001-36327	10.1	November 4, 2014

10.6+	Form of Agreement Regarding Executive Compensation in U.S. dollars	10-K	001-36327	10.6	March 14, 2016

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7+	Form of Executive Employment Agreement (AQXP USA)	10-K	001-36327	10.7	March 14, 2016

10.8	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers.	S-1	333-193615	10.5	January 28, 2014

10.9†	Asset Purchase Agreement by and between the Registrant and Biolipox AB, dated August 19, 2009.	S-1	333-193615	10.12	February 28, 2014

10.15	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.	8-K	001-36327	10.1	February 10, 2016

10.16	Office Space Lease between CCF RPP Bayhill, LLC, and Aquinox Pharmaceuticals, Inc. dated December 10, 2015.					X

10.17	First Amendment to Lease between Google Inc. and Aquinox Pharmaceuticals, Inc. dated January 9, 2017					X

21.1	List of subsidiaries of the Registrant.	S-1	333-193615	21.1	January 28, 2014

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
†	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
*	Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10-K Summary.

N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquinox Pharmaceuticals, Inc.

Date: March 12, 2018	By:	/S/David J. Main

David J. Main President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Main David J. Main	Director, President & CEO (Principal Executive Officer)	March 12, 2018

/s/ Kamran Alam Kamran Alam	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2018

/s/ Gary Bridger Gary Bridger	Director	March 12, 2018

/s/ Daniel Levitt Daniel Levitt	Director	March 12, 2018

/s/ Richard Levy Richard Levy	Director	March 12, 2018

/s/ Kelvin Neu Kelvin Neu	Director	March 12, 2018

/s/ Sean Nolan Sean Nolan	Director	March 12, 2018

/s/ Robert Pelzer Robert Pelzer	Director	March 12, 2018

/s/ Todd Simpson Todd Simpson	Director	March 12, 2018