Form 10-Q
period 2018-03-31
AQUINOX PHARMACEUTICALS, INC
filed 2018-05-08
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 8, 2018, there were 23,508,202 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	MARCH 31, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents (Note 3)	$66,610	$52,032
Short-term investments (Note 8)	26,050	56,053
Receivables, prepayments and deposits	1,563	740

Total current assets	94,223	108,825
Property and equipment, net	849	905
Long-term prepayments and deposits	551	599

Total assets	$95,623	$110,329

Liabilities
Current liabilities
Accounts payable and other liabilities	$9,355	$10,956

Total current liabilities	9,355	10,956
Other liabilities (Note 4)	443	486

Total liabilities	9,798	11,442

Stockholders’ equity
Share capital: (Note 5)
Common stock—$0.000001 par value—authorized, 50,000,000 as of March 31, 2018 and December 31, 2017; issued and outstanding, 23,492,161 as of March 31, 2018 (December 31, 2017 – 23,472,430)	—	—
Additional paid-in capital	298,974	297,459
Accumulated deficit	(213,125)	(198,502)
Accumulated other comprehensive loss	(24)	(70)

Total stockholders’ equity	85,825	98,887

Total liabilities and stockholders’ equity	$95,623	$110,329

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Operating expenses
Research and development	$10,508	$5,777
General and administrative	4,309	2,745

Total operating expenses	14,817	8,522
Other income, net (Note 6)	194	206

Net loss	$(14,623)	$(8,316)

Net loss per common stock—basic and diluted (Note 7)	$(0.62)	$(0.36)
Basic and diluted weighted average number of common stock outstanding	23,480,757	23,423,150
Comprehensive loss:
Net loss	$(14,623)	$(8,316)
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale securities	46	(36)

Comprehensive loss	$(14,577)	$(8,352)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Operating activities
Net loss	$(14,623)	$(8,316)
Non-cash items:
Stock-based compensation (Note 5(c))	1,312	631
Unrealized foreign exchange loss and others	132	146
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(779)	(426)
Accounts payable and other liabilities	(1,631)	(3,315)

Cash used in operating activities	(15,589)	(11,280)

Investing activities
Proceeds from maturity of investments	30,000	—
Purchase of property and equipment	(40)	(108)

Cash provided by (used in) investing activities	29,960	(108)

Financing activities
Proceeds from exercise of stock options	203	—
Payment on capital lease obligations	(4)	(4)

Cash provided by (used in) financing activities	199	(4)

Effect of exchange rate changes on cash and cash equivalents	8	7

Net change in cash and cash equivalents during the period	14,578	(11,385)
Cash and cash equivalents, beginning of period	52,032	32,301

Cash and cash equivalents, end of period	$66,610	$20,916

Supplemental disclosure of cash flow information:
Interest received	$296	$329
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$—	$(24)

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

The Company operates in Vancouver, British Columbia, Canada and San Bruno, California.

2. Condensed summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 12, 2018.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2018, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(c) Short-term investments

Short-term investments consist of bank term deposits and U.S. government securities with initial maturities of less than a year. Short-term investments are classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive loss. Realized gains and losses are recorded in net loss. The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net loss.

(d) Accounting for stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. The Company accounts for forfeitures as they occur. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant date fair values.

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

(f) Net loss per common stock

Basic net loss per common stock is computed by dividing loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

(g) Recently issued and recently adopted accounting standards

The Company adopted FASB ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018 which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU did not have a material impact on the Company’s financial statements as we do not currently hold any equity securities and we have not elected the fair value option for any of our financial liabilities.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-02 on the Company’s financial statements and whether to elect to apply the optional practical expedients under the modified retrospective approach.

(h) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•	the Company has no source of revenue, has an accumulated deficit of $213.1 million as of March 31, 2018, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues development of, seeks regulatory approvals for, and potentially begins to commercialize rosiptor, its lead product candidate, and any future product candidates;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of rosiptor, its lead product candidate, and any future product candidates;

•	SHIP1 has not been validated as a target for the treatment of any disease;

•	the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for rosiptor or any future product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	MARCH 31, 2018	DECEMBER 31, 2017
Cash	$39,311	$12,583
Cash equivalents	27,299	39,449

	$66,610	$52,032

4. Other liabilities

(in thousands)	MARCH 31, 2018	DECEMBER 31, 2017
Capital lease obligations	$28	$33
Deferred rent liability	415	453

	$443	$486

5. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of March 31, 2018, the total number of shares of common stock issued and outstanding was 23,492,161 (December 31, 2017 – 23,472,430). As of March 31, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

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

As at March 31, 2018, the maximum number of shares of common stock that may be issued under the 2014 Plan was 3,786,175 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2017	2,069,167	$12.18	7.76	$3,187
Options granted	787,490	16.55
Options exercised	(19,731)	10.30
Options forfeited	(60,849)	13.42

Outstanding at March 31, 2018	2,776,077	$13.41	8.19	$5,876

Exercisable as of March 31, 2018	1,115,975	$10.67	6.63	$4,321

During the three months ended March 31, 2018, the Company granted 787,490 stock options to employees. The stock options granted to employees during the three months ended March 31, 2018 have an exercise price per share of $16.55 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three months ended March 31, 2018, 19,731 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Expected volatility	75%	91%
Expected dividends	0%	0%
Expected terms (years)	6.00	6.00
Risk free rate	2.72%	1.90%
Weighted average grant-date fair value of stock options	$11.11	$13.02

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.3 million and $0.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $17.0 million and $12.8 million as of March 31, 2018 and March 31, 2017, respectively, which is expected to be recognized over a weighted-average period of 3.31 years (March 31, 2017 – 3.34 years)

6. Other income, net

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2018	2017
Foreign exchange losses	$(1)	$(8)
Interest income	248	234
Miscellaneous expenses	(53)	(20)

	$194	$206

7. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The Company excluded outstanding stock options to purchase 2,776,077 shares for the three months ended March 31, 2018 and 2,015,389 shares for the three months ended March 31, 2017 from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

8. Financial instruments

Securities classified as available for sale

The Company’s short-term investments consisted of available-for-sale securities as follows:

(in thousands) March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$26,074	$—	$(24)	$26,050

Contractual maturities:
Due within one year	$26,074			$26,050

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$56,123	$—	$(70)	$56,053

Contractual maturities:
Due within one year	$56,123			$56,053

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

(in thousands)	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
March 31, 2018	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$5,999	$(9)	$20,051	$(15)

December 31, 2017
U.S. treasury securities	$15,983	$(27)	$40,070	$(43)

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

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities. The Company holds short-term investments that are classified as available-for-sale securities, which are measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN- OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – March 31, 2018
Short-term investments – U.S. treasury securities	$26,050	$—	$—	$26,050

	$26,050	$—	$—	$26,050

BALANCES – December 31, 2017
Short-term investments – U.S. treasury securities	$56,053	$—	$—	$56,053

	$56,053	$—	$—	$56,053

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at March 31, 2018 and December 31, 2017. There were no transfers between Levels 1, 2, and 3 during the three months ended March 31, 2018 and the year ended December 31, 2017.

As at March 31, 2018, the Company had short-term investments consisting of available-for-sale securities of $26.1 million. Total gains for securities were $0.2 million for each of the three months ended March 31, 2018 and 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a clinical-stage pharmaceutical company developing novel therapeutics for chronic urological conditions marked by inflammation and pain. Our lead drug candidate, rosiptor, is in Phase 3 development (Leadership 301 trial) for the treatment of patients with interstitial cystitis/bladder pain syndrome (IC/BPS), a debilitating condition for which there are currently few FDA approved and/or effective treatment options. We are focused on leveraging our library of novel compounds that activate SHIP1 (SH2-containing inositol-5’-phosphatase 1) to develop therapeutics for application in inflammation, inflammatory pain, and blood cancers.

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

Since commencing operations, we have dedicated a significant portion of our resources to development efforts for our clinical-stage product candidate rosiptor. We anticipate that we will continue to incur significant operating expenses related to research and development as we continue to advance rosiptor and other clinical and preclinical programs. We have funded our operations primarily through the sale of common stock and preferred stock. As of March 31, 2018, we had $92.7 million in cash, cash equivalents and short-term investments in liquid, high-quality securities.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2018 was $14.6 million, compared to $8.3 million for the three months ended March 31, 2017. As of March 31, 2018, we had an accumulated deficit of $213.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the development and clinical trials of, and, if successful, to potentially seek regulatory approval for rosiptor and any future product candidates we advance to clinical development. If we are able to obtain regulatory approval for rosiptor or any of our product candidates, we expect to incur significant commercialization expenses. For example, we do not currently have the infrastructure for the sales, marketing, manufacture and distribution of any products. We may enter into licensing and co-promotion agreements with strategic or collaborative partners for the commercialization of our products in the United States and other territories, but have not currently entered into any such arrangements. To develop a commercial infrastructure, we would have to invest considerable financial and management resources, some of which would have to be deployed prior to having any certainty of marketing approval.

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

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Research and development	$10,508	$5,777
General and administrative	4,309	2,745

Total operating expenses	$14,817	$8,522

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

Overall, research and development expenses for the three months ended March 31, 2018 were $10.5 million compared to $5.8 million for the three months ended March 31, 2017. Higher expenditure during the three months ended March 31, 2018 was primarily driven by increased clinical activities as we continued our Leadership 301 clinical trial of rosiptor in IC/BPS. We expect to incur progressively higher research and development expenses in the foreseeable future as we continue our development of rosiptor, particularly as a result of our Leadership 301 trial, and other clinical development activities.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the three months ended March 31, 2018, general and administrative expenses were $4.3 million compared to $2.7 million for the three months ended March 31, 2017. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

Other income, net

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2018	2017
Foreign exchange losses	$(1)	$(8)
Interest income	248	234
Miscellaneous expenses	(53)	(20)

Total other income	$194	$206

Foreign exchange losses were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income during the three months ended March 31, 2018 was comparable to the same period in 2017 as a result of an increase in interest rates offset by a reduction in cash and investment balances for the three months ended March 31, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $15.6 million and $11.3 million of cash flows during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $213.1 million, working capital of $84.9 million and cash, cash equivalents and short-term investments of $92.7 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(15,589)	$(11,280)
Investing activities	29,960	(108)
Financing activities	199	(4)
Effect of exchange rate changes on cash and cash equivalents	8	7

Net change in cash and cash equivalents	$14,578	$(11,385)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2018 increased due to higher operating expenses compared to the three months ended March 31, 2017.

Net cash provided by (used in) provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2018 was primarily the results of the maturity of short-term investments. Net cash used in investing activities for the three months ended March 31, 2017 was primarily the results of leasehold improvements to our office premises.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2018, net cash provided by financing activities was the result of the exercise of stock options. For the three months ended March 31, 2017, net cash used in financing activities was the result of the payment of capital lease obligations.

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

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2017. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three months ended March 31, 2018.

Recent Accounting Pronouncements

We adopted FASB ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018 which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU did not have a material impact on our financial statements as we do not currently hold any equity securities and we have not elected the fair value option for any of our financial liabilities.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of ASU 2016-02 on our financial statements and whether to elect to apply the optional practical expedients under the modified retrospective approach.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2018, we had holdings in U.S. government securities of $53.3 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.04 million in the fair value of our investment portfolio as of March 31, 2018.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended March 31, 2018 and 2017, foreign exchange losses were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale and have not generated any revenue from product sales, or otherwise, to date, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2017 and 2016, and for the three months ended March 31, 2018, we reported a net loss of $50.2 million, $37.0 million and $14.6 million, respectively. As of March 31, 2018, we had an accumulated deficit since inception of $213.1 million.

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

We will need to expand our operations and grow the size of our organization, and we may experience difficulties in managing this growth.*

As of March 31, 2018, we had 52 employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, scientific, and financial headcount and other resources. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.5% of our common stock as of March 31, 2018. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 2, 2018, Ms. Abigail Jenkins, Chief Commercial Officer and U.S. Business Head, notified the Company that she will resign from her position for family reasons, effective May 11, 2018. Aquinox will be recruiting for a new Chief Commercial Officer.

Item 6. Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.17(5)	First Amendment to Lease between Google Inc. and Aquinox Pharmaceuticals, Inc. dated January 9, 2017.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
(1)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014 (File No. 001-36327) and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on February 28, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014 (File No. 001-36327) and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016 (File No. 001-36327) and incorporated herein by reference.
(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2018 (File No. 001-36327) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aquinox Pharmaceuticals, Inc. (Registrant)

Date: May 8, 2018	/s/ David J. Main
David J. Main
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer (Principal Financial and Accounting Officer)