Form 10-Q
period 2018-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2018-08-08
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 8, 2018, there were 23,537,368 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	JUNE 30, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents (Note 3)	$99,130	$52,032
Short-term investments (Note 9)	3,007	56,053
Receivables, prepayments and deposits	1,104	740

Total current assets	103,241	108,825

Property and equipment, net	781	905
Long-term prepayments and deposits	404	599

Total assets	$104,426	$110,329

Liabilities
Current liabilities
Accounts payable and other liabilities	$13,348	$10,956

Total current liabilities	13,348	10,956

Other liabilities (Note 5)	401	486

Total liabilities	13,749	11,442

Stockholders’ equity
Share capital: (Note 6)
Common stock - $0.000001 par value - authorized, 50,000,000 as of June 30, 2018 and December 31, 2017; issued and outstanding, 23,537,368 as of June 30, 2018 (December 31, 2017 – 23,472,430)	—	—
Additional paid-in capital	300,886	297,459
Accumulated deficit	(210,207)	(198,502)
Accumulated other comprehensive loss	(2)	(70)

Total stockholders’ equity	90,677	98,887

Total liabilities and stockholders’ equity	$104,426	$110,329

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive income (loss)

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Revenue (Note 4)	$25,000	$—	$25,000	$—

Operating expenses
Research and development	17,996	10,475	28,504	16,252
General and administrative	4,314	3,520	8,623	6,265

Total operating expenses	22,310	13,995	37,127	22,517

Income (loss) from operations	2,690	(13,995)	(12,127)	(22,517)

Other income, net (Note 7)	228	229	422	435

Net income (loss)	$2,918	$(13,766)	$(11,705)	$(22,082)

Earnings (net loss) per common stock (Note 8)
Basic	$0.12	$(0.59)	$(0.50)	$(0.94)
Diluted	$0.12	$(0.59)	$(0.50)	$(0.94)

Weighted average number of common stock outstanding (Note 8)
Basic	23,521,719	23,444,150	23,501,351	23,433,708
Diluted	23,846,256	23,444,150	23,501,351	23,433,708

Comprehensive income (loss):

Net income (loss)	$2,918	$(13,766)	$(11,705)	$(22,082)
Other comprehensive income (loss) – unrealized gain (loss) on available-for-sale securities	22	—	68	(36)

Comprehensive income (loss)	$2,940	$(13,766)	$(11,637)	$(22,118)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED JUNE 30,
	2018	2017
Operating activities
Net loss	$(11,705)	$(22,082)
Non-cash items:
Stock-based compensation (Note 6(c))	2,825	1,685
Unrealized foreign exchange loss and others	322	271
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(174)	(484)
Accounts payable and other liabilities	2,324	(973)

Cash used in operating activities	(6,408)	(21,583)

Investing activities
Proceeds from maturity of investments	53,000	16,500
Purchase of property and equipment	(69)	(452)

Cash provided by investing activities	52,931	16,048

Financing activities
Proceeds from exercise of stock options	602	377
Payment on capital lease obligations	(8)	(7)

Cash provided by financing activities	594	370

Effect of exchange rate changes on cash and cash equivalents	(19)	11

Net change in cash and cash equivalents during the period	47,098	(5,154)
Cash and cash equivalents, beginning of period	52,032	32,301

Cash and cash equivalents, end of period	$99,130	$27,147

Supplemental disclosure of cash flow information:
Interest received	$736	$623
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$—	$(77)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated financial statements

(Unaudited)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a pharmaceutical company developing novel therapeutics for conditions marked by inflammation, inflammatory pain, and blood cancers.

On June 27, 2018, the Company announced that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted. The Company is undertaking a thorough evaluation of its pipeline and other strategic options.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2018, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(c) Short-term investments

Short-term investments consist of bank term deposits and U.S. government securities with initial maturities of less than a year. Short-term investments are classified as available-for-sale and carried at their estimated fair value with unrealized gains and losses recorded as a component of other comprehensive loss. Realized gains and losses are recorded in net income (loss). The Company periodically reviews its investments for impairment and when a decline in market value is deemed to be other than temporary, the loss is recognized in net income (loss).

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

(e) Revenue recognition

The Company adopted the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. During the second quarter of 2018, the Company entered into a license and collaboration agreement which is under the scope of Topic 606. The Company’s only source of revenue is comprised of amounts earned under this license and collaboration agreement. (See Note 2 (h) Recently issued and recently adopted accounting standards and Note 4. License and collaboration agreement for additional information)

(f) Segment reporting

The Company operates in one segment, the development of novel therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers. The Company has significant Canadian operations but its assets are mostly held in the United States with an immaterial amount of long lived assets in Canada.

(g) Earnings (net loss) per common stock

Basic earnings (net loss) per common stock is computed by dividing earnings (net loss) by the weighted-average number of common stock outstanding during the period. Diluted earnings (net loss) per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

(h) Recently issued and recently adopted accounting standards

The Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018.

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which provides entities with an alternative transition method for adopting the new lease standard. Entities can elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. The Company is assessing this option in conjunction with its analysis of ASU 2016-02.

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•

the Company has no source of recurring revenue, has an accumulated deficit of $210.2 million as of June 30, 2018, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues its research and development programs;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of drug product candidates;

•

in June 2018, the Company announced that its Phase 3 Leadership 301 clinical trial evaluating its lead product candidate, rosiptor, for the treatment of IC/BPS failed to meet its primary endpoint and all further development activities with rosiptor were halted; the Company may be unable to identify or acquire another lead product candidate to replace rosiptor;

•

the Company is subject to regulatory approval processes that are lengthy, time consuming and inherently unpredictable; the Company may not be able to obtain approval for any drug product candidates from the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities;

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	JUNE 30, 2018	DECEMBER 31, 2017
Cash	$49,244	$12,583
Cash equivalents	49,886	39,449

	$99,130	$52,032

4. License and collaboration agreement

In May 2018, the Company entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). The Company has granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize the Company’s drug candidate, rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India (the “Licensed Territory”).

The Company’s license and collaboration agreement includes contractual milestones. These consist of development and regulatory milestones (such as the initiation of phase 2b, or phase 3 clinical trials in the primary and other indication), and commercialization milestones (such as product sales in excess of a pre-specified threshold). Astellas is solely responsible for the development, registration and commercialization of the licensed compounds in the Licensed Territory, and the achievement of the milestones is based solely on the collaborators’ efforts. Since the Company does not take a substantive role or control the research, development or commercialization of any products generated by Astellas, the Company is not able to reasonably estimate when, if at all, any milestone payments or royalties may be payable to the Company by Astellas. As such, the milestone payments associated with the exclusive license and collaboration agreement involves a substantial degree of uncertainty and risk that they may never be received.

The Company determined that its performance obligations under the agreement are the license and transfer of data, ongoing information sharing with Astellas and manufacturing and supplying rosiptor. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On June 27, 2018, the Company announced the Phase 3 trial of rosiptor failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As such, the Company will have no further performance obligations under the agreement. The $25.0 million upfront payment is non-refundable and the full amount was recorded in June 2018.

5. Other liabilities

(in thousands)	JUNE 30, 2018	DECEMBER 31, 2017
Capital lease obligations	$24	$33
Deferred rent liability	377	453

	$401	$486

6. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of June 30, 2018, the total number of shares of common stock issued and outstanding was 23,537,368 (December 31, 2017 – 23,472,430). As of June 30, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

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

As at June 30, 2018, the maximum number of shares of common stock that may be issued under the 2014 Plan was 3,746,176 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2017	2,069,167	$12.18	7.76	$3,187
Options granted	963,340	15.92
Options exercised	(64,938)	9.28
Options forfeited	(223,460)	14.98

Outstanding at June 30, 2018	2,744,109	$13.33	8.02	$—

Exercisable as of June 30, 2018	1,184,621	$10.99	6.54	$—

During the six months ended June 30, 2018, the Company granted 858,340 stock options to employees and 105,000 stock options to non-employee directors. The stock options granted to employees during the six months ended June 30, 2018 have an exercise price per share ranging from $13.10 to $16.55 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the six months ended June 30, 2018 have an exercise price per share of $13.10 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three and six months ended June 30, 2018, 45,207 and 64,938 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.2 million and $0.3 million, respectively.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
Expected volatility	86%	90%	77%	91%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.00
Risk free rate	2.82%	1.82%	2.74%	1.89%
Weighted average grant-date fair value of stock options	$9.60	$10.25	$10.83	$12.72

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.5 million and $2.8 million for the three and six months ended June 30, 2018, respectively, and $1.1 million and $1.7 million for the three and six months ended June 30, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $15.4 million and $12.6 million as of June 30, 2018 and June 30, 2017, respectively, which is expected to be recognized over a weighted-average period of 3.00 years (June 30, 2017 – 3.06 years)

7. Other income, net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2018	2017	2018	2017
Foreign exchange losses	$(30)	$(12)	$(31)	$(20)
Interest income	376	250	624	484
Miscellaneous expenses	(118)	(9)	(171)	(29)

	$228	$229	$422	$435

8. Earnings (net loss) per common stock

Basic and diluted earnings (net loss) per common stock is computed by dividing earnings (net loss) by the weighted average number of shares of common stock outstanding. For the three months ended June 30, 2018, the Company reported net income and therefore included the dilutive effect of 324,537 shares that might be issued upon the exercise of stock options. For the six months ended June 30, 2018, the Company reported net loss and therefore excluded outstanding stock options to purchase 2,744,109 shares as the effect would have been antidilutive. For the three and six months ended June 30, 2017, the Company excluded 2,056,767 shares from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for the periods presented.

9. Financial instruments

Securities classified as available for sale

The Company’s short-term investments consisted of available-for-sale securities as follows:

(in thousands) June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$3,008	$—	$(1)	$3,007

Contractual maturities:
Due within one year	$3,008			$3,007

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$56,123	$—	$(70)	$56,053

Contractual maturities:
Due within one year	$56,123			$56,053

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

(in thousands)	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
June 30, 2018	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$3,007	$(1)	NA	NA

December 31, 2017
U.S. treasury securities	$15,983	$(27)	$40,070	$(43)

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

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis:

	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN-OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES – June 30, 2018
Short-term investments – U.S. treasury securities	$3,007	$—	$—	$3,007

	$3,007	$—	$—	$3,007

BALANCES – December 31, 2017
Short-term investments – U.S. treasury securities	$56,053	$—	$—	$56,053

	$56,053	$—	$—	$56,053

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at June 30, 2018 and December 31, 2017. There were no transfers between Levels 1, 2, and 3 during the three and six months ended June 30, 2018 and the year ended December 31, 2017.

As at June 30, 2018, the Company had short-term investments consisting of available-for-sale securities of $3.0 million. Total gains for securities were $0.2 million for each of the three months ended June 30, 2018 and 2017 and $0.4 million for each of the six months ended June 30, 2018 and 2017.

10. Subsequent event

In July 2018, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the June 27, 2018 announcement that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Company has halted all further development activities with rosiptor.

Under this plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees are eligible to receive severance payments and outplacement services. Employee severance benefits are contingent upon an affected employee’s execution (and non-revocation) of a separation agreement, which includes a general release of claims against the Company.

In connection with the restructuring, the Company estimates that it will incur aggregate restructuring charges of approximately $2.5 million related to one-time termination severance payments and other employee-related costs and the shut-down of its San Bruno office. The majority of the cash payments related to the personnel-related restructuring charges will be paid during the third quarter of 2018, with the remainder to be paid during the fourth quarter of 2018. The charges that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.

The Company will account for the restructuring cost in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a pharmaceutical company developing novel therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers. We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We operate in Vancouver, British Columbia, Canada.

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, in July 2018, our Board of Directors approved a restructuring plan to reduce operating costs and to better align our workforce with the needs of our business going forward. All further development activities with rosiptor were halted. As of the date of this report, we do not have any product candidates in clinical development or identified for clinical development. We are currently undertaking a thorough evaluation of our pipeline and other strategic options.

Since inception, we have incurred significant operating losses. We have funded our operations primarily through the sale of common stock and preferred stock. As of June 30, 2018, we had $102.1 million in cash, cash equivalents and short-term investments in liquid, high-quality securities. Our net loss for the six months ended June 30, 2018 was $11.7 million, compared to $22.1 million for the six months ended June 30, 2017. As of June 30, 2018, we had an accumulated deficit of $210.2 million. We expect to continue to incur operating losses for the foreseeable future. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. Additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Results of Operations

Revenue

On May 9, 2018, we entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). Astellas was granted an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and

Australia, but excluding China and India. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future development and commercial milestone payments, as well as royalties on any future sales of rosiptor within the licensed territory. The upfront payment of $25.0 million is non-refundable and has been recorded as revenue for the three and six months ended June 30, 2018.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2018	2017	2018	2017
Research and development	$17,996	$10,475	$28,504	$16,252
General and administrative	4,314	3,520	8,623	6,265

	$22,310	$13,955	$37,127	$22,517

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

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Leadership 301 clinical trial enrolled 433 participants, including 341 female subjects who were randomized to receive rosiptor 100 mg or 200 mg, or placebo. Rosiptor failed to achieve a statistically significant reduction in the mean change from baseline at Week 12 in maximum daily bladder pain score compared to placebo (P=0.41) in the female subjects, which was the primary endpoint. As a result, all further development activities with rosiptor were halted.

Overall, research and development expenses for the three and six months ended June 30, 2018 were $18.0 million and $28.5 million, respectively, compared to $10.5 million and $16.3 million for the three and six months ended June 30, 2017. Higher expenditure during the three and six months ended June 30, 2018 was primarily driven by increased clinical activities related to our Leadership 301 clinical trial of rosiptor in IC/BPS. We expect research and development expenses to decrease for the second half of 2018 following our termination of all further development of rosiptor.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses and professional fees for consulting, legal and accounting services.

For the three and six months ended June 30, 2018, general and administrative expenses were $4.3 million and $8.6 million, respectively, compared to $3.5 million and $6.3 million for the three and six months ended June 30, 2017. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities. We expect general and administrative expenses to decrease for the second half of 2018 following the restructuring plan we announced in July 2018.

Other income, net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2018	2017	2018	2017
Foreign exchange losses	$(30)	$(12)	$(31)	$(20)
Interest income	376	250	624	484
Miscellaneous expenses	(118)	(9)	(171)	(29)

Total other income, net	$228	$229	$422	$435

Foreign exchange losses were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income during the three and six months ended June 30, 2018 increased in comparison to the same period in 2017 as a result of an increase in interest rates offset by a reduction in cash and investment balances for the three and six months ended June 30, 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $6.4 million and $21.6 million of cash flows during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $210.2 million, working capital of $89.9 million and cash, cash equivalents and short-term investments of $102.1 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(6,408)	$(21,583)
Investing activities	52,931	16,048
Financing activities	594	370
Effect of exchange rate changes on cash and cash equivalents	(19)	11

Net change in cash and cash equivalents	$47,098	$(5,154)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017 due to the recognition of the non-refundable upfront payment received from Astellas offset by higher operating expenses.

Net cash provided by provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2018 was primarily the results of the maturity of short-term investments. Net cash provided by investing activities for the six months ended June 30, 2017 was primarily the results of the maturity of short-term investments offset by leasehold improvements to our office premises.

Net cash provided by financing activities

For the six months ended June 30, 2018 and 2017, net cash provided by financing activities was the result of the exercise of stock options.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•	the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended

December 31, 2017. The critical accounting policies and significant judgements and estimates used in the preparation of the three and six months ended June 30, 2018 financial statements are consistent with those for the year ended December 31, 2017 except for judgements applied in recognizing the revenue from the license and collaboration agreement and the adoption of new accounting pronouncements discussed below.

License and collaboration agreement

In May 2018, we entered into an exclusive license and collaboration agreement with Astellas in relation to rosiptor. The license and collaboration agreement includes contractual milestones and royalties. We received a non-refundable upfront payment of $25.0 million. Judgments and estimates were used in determining our performance obligations under the agreement, which were: the license and transfer of data, ongoing information sharing with Astellas, and the manufacture and supply of rosiptor. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment of IC/BPS failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As a result, we have no further performance obligations under the agreement. The $25.0 million upfront payment is nonrefundable and the full amount was recorded in June 2018.

Recent Accounting Pronouncements

We adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify performance obligations that are distinct. We then recognize as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and six months ended June 30, 2018.

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which provides entities with an alternative transition method for adopting the new lease standard. Entities can elect to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. We are assessing this option in conjunction with our analysis of ASU 2016-02.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2018, we had holdings in U.S. government securities of $52.9 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.005 million in the fair value of our investment portfolio as of June 30, 2018.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three and six months ended June 30, 2018 and 2017, foreign exchange losses were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and following our termination of further rosiptor development in June 2018, we do not have any product candidate in clinical development, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2017 and 2016, and for the six months ended June 30, 2018, we reported a net loss of $50.2 million, $37.0 million and $11.7 million, respectively. As of June 30, 2018, we had an accumulated deficit since inception of $210.2 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue the research and development of our product candidates, and potentially begin to commercialize any products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If any of our future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel small molecule drug candidates and undertaking preclinical studies and clinical trials of rosiptor. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

We currently have no source of product revenue and may never become profitable.*

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license or acquire in the future. Even if we are able to successfully achieve regulatory approval for any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our future product candidates also depends on a number of additional factors, including our or any future collaborators’ ability to:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we are able to complete the development and regulatory process for any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we are able to generate revenues from the sale of any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Our operating results may fluctuate significantly on a quarterly and annual basis, which may make our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.*

Our quarterly and annual operating results have varied significantly in the past and may continue to fluctuate significantly in the future from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, which may make it difficult for us to predict our future operating results. Factors that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this report:

•	our ability to obtain additional funding for research and development and manufacturing activities relating to any of our future product candidates;

•

the timing and cost of research and development activities relating to any of our future product candidates, which may change from time to time, including the number, size and duration of clinical trials required to demonstrate safety and efficacy;

•	the cost of manufacturing any of our future product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

•	expenditures that we will or may incur to acquire or develop additional product candidates and technologies;

•	the level of demand for any of our future product candidates, should they receive approval, which may vary significantly;

•	our ability to enroll patients in clinical trials;

•

the success or failure of clinical trials through all phases of clinical development for any of our future product candidates or competing product candidates, or any other change in the competitive landscape of our industry;

•	any delays in regulatory review and approval of any of our future product candidates;

•	potential side effects of our future product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;

•

the ability of patients or healthcare providers to obtain coverage of, or sufficient reimbursement for, our future product candidates and our ability to achieve acceptance among patients and physicians;

•	competition from existing and potential future drugs that compete with our future product candidates;

•	our ability to receive approval and commercialize our future product candidates outside of the United States;

•	our dependency on third-party manufacturers to supply or manufacture our future product candidates;

•	our ability to establish or maintain collaborations, licensing or other arrangements;

•	our ability and third parties’ abilities to protect intellectual property rights;

•	costs related to, and outcomes of, potential intellectual property litigation;

•	costs associated with recently enacted healthcare legislation;

•	our ability to adequately support future growth;

•	our ability to attract and retain key personnel to manage our business effectively;

•	our ability to build our finance infrastructure and improve our accounting systems and controls;

•	potential product liability claims;

•	potential liabilities associated with hazardous materials;

•	fluctuations in foreign currency exchange rates;

•	our ability to use potential future operating losses and our federal and state net operating loss carryforwards to offset taxable income;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	our ability to maintain adequate insurance policies; and

•	the changing and volatile U.S., European and global economic environments.

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

We are likely to require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of develop future product candidates.*

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our ongoing activities, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of future product candidates.

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:

•	significantly delay, scale back or discontinue clinical trials related to the development or commercialization of any of our future product candidates or cease operations altogether;

•	seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	our ability to identify additional product candidates for development;

•	if we in-license or acquire product candidates from third parties, the cost of in-licensing or acquisition;

•	the initiation, progress, timing, costs and results of clinical trials for any future product candidates;

•	the clinical development plans we establish for any future product candidates;

•	the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;

•	the number and characteristics of product candidates that we discover, or in-license and develop;

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, or any future product candidates.*

Until we can generate substantial revenue from product sales, if ever, we expect to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Additional capital may not be available on reasonable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities that could result in dilution to our stockholders, and/or increased fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that include restrictive covenants limiting our ability to take important actions and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or our future product candidates, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our ability to use our U.S. net operating losses to offset future taxable income may be subject to certain limitations.*

As of December 31, 2017, we had U.S. net operating losses, or NOLs, of $23.2 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. These NOLs and tax credit carryforwards expire in various years beginning in 2028, if not utilized. Utilization of the NOLs may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 of the Internal Revenue Code, or the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow and future prospects

The recently passed comprehensive tax reform legislation could adversely affect our business and financial condition.*

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act, that significantly changes the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating losses created in 2018 and thereafter will be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The impact of this Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We urge investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Fluctuations in foreign currency exchange rates could result in changes in our reported financial results.*

We currently incur significant expenses denominated in foreign currencies, specifically in connection with our operations in Canada. In addition, we utilized numerous clinical trial sites as part of our clinical trials, many of which are located in various countries outside of the United States. These clinical trial sites invoice us in the local currency of the site. We do not engage in foreign currency hedging arrangements for our accounts payable, and, consequently, foreign currency fluctuations may adversely affect our earnings. We may decide to manage this risk by hedging our foreign currency exposure, principally through derivative contracts. Even if we decide to enter into such hedging transactions, we cannot be sure that such hedges will be effective or that the costs of such hedges will not exceed their benefits. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Canadian dollar, could result in material amounts of cash being required to settle the hedge transactions or could adversely affect our financial results.

Risks Related to Our Business and Industry

Our failure to successfully identify, acquire, develop and commercialize additional product candidates or approved products could impair our ability to grow.*

Following the failure of our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment IC/BPS, a key element of our strategy is to acquire, develop and/or market additional products and product candidates. All of our potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

Our future success is dependent primarily on the regulatory approval and commercialization of our future product candidates.*

We do not have any products that have gained regulatory approval. As a result, our prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize any future product candidates. We cannot commercialize our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

Even if our future product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, gender or subpopulation of target indication, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our future product candidate that we may discover, in-license, develop or acquire in the future. Also, any regulatory approval of any of our future product candidates, once obtained, may be withdrawn. Furthermore, even if we obtain regulatory approval for any of our future product candidates, their commercial success will depend on a number of factors, including the following:

•	development of a commercial organization or establishment of a commercial collaboration with a commercial infrastructure;

•	establishment of commercially viable pricing and adequate reimbursement from third-party and government payors;

•

the ability of our third-party manufacturers to manufacture quantities of our products in commercially sufficient processes and at a scale sufficient to meet anticipated demand and enable us to reduce our cost of manufacturing;

•	our success in educating physicians and patients about the benefits, administration and use of our products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	acceptance of our products as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile of our products following approval.

Many of these factors are beyond our control. If we, or our potential commercialization collaborators, are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

Because the results of preclinical testing or earlier clinical trials are not necessarily predictive of future results, any future product candidate we advance into clinical trials, may not have favorable results in later clinical trials or receive regulatory approval*.

Success in preclinical testing or early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of an investigational drug. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. For example, despite showing positive trends in IC/BPS in our Phase 2 Leadership 201 clinical trial in June 2015, our Phase 3 Leadership 301 clinical trial in IC/BPS, the results of which were announced in June 2018, failed to demonstrate statistically significant results in its primary endpoint. In addition, despite showing positive results in our chronic obstructive pulmonary disease, or COPD, proof-of-concept trial following a lipopolysaccharide (LPS) challenge in healthy subjects, our Phase 2 Flagship clinical trial with rosiptor, the results of which we announced in July 2015, failed to demonstrate efficacy in COPD patients with a history of frequent exacerbations. Our Phase 2 Kinship clinical trial, the results for which we announced in November 2015, failed to demonstrate efficacy in patients with mild to moderate atopic dermatitis. Even if we believe that we have adequate data to support an application for regulatory approval to market our product candidates, FDA or other applicable foreign regulatory authorities may not agree and may require we conduct additional clinical trials. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for any of our product candidates may be adversely impacted.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome.*

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and early clinical trials.

We have experienced delays in site initiation. For example, we were behind our initial anticipated schedule in our Leadership 301 clinical trial and may experience delays in future clinical trials. We will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

As an organization, we have never submitted an NDA to the FDA or other marketing applications to comparable foreign regulatory authorities before, and may be unable to do so for any product candidate we are developing.*

The conduct of pivotal clinical trials and the submission of a successful marketing application is a complicated process. As an organization, we have limited experience in conducting Phase 3 pivotal clinical trial and in preparing, submitting and prosecuting regulatory filings. We have not submitted an NDA to the FDA or any other marketing application to a foreign regulatory authority before. We also have had limited interactions with the FDA and comparable foreign authorities. We may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to marketing application submission and approval of any other product candidate we are developing. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of products that we develop. Failure to commence or complete, or delays in, any future clinical trials, would prevent us from, or delay us in, commercializing any other product candidate we are developing.

If we are unable to enroll subjects in clinical trials, we will be unable to complete these trials in a timely fashion.*

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, local standard of care, the number of clinical sites and the rate at which they can be initiated, the eligibility criteria for the trial, the design of the clinical trial, delays or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of any future clinical trials, and while we would expect to have agreements governing their committed activities, we would have limited influence over their actual performance. For example, in our Phase 1b LPS challenge proof-of-concept trial of rosiptor, a large number of data points were lost for one part of the trial through error, rendering an analysis for efficacy uninterpretable for that part. In our Leadership 301 clinical trial, we have experienced delays in initiating clinical sites.

If we experience delays in the completion or termination of, any clinical trial of any future product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, and jeopardize our ability to commence product sales, which would impair our ability to generate revenues and may harm our business, results of operations, financial condition and cash flows and future prospects. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our future product candidates.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our future product candidates, our business will be substantially harmed.*

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that any future product candidates we may discover, in-license or acquire and seek to develop will fail to obtain regulatory approval.

Our product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•	disagreement over the design, implementation or number of clinical trials;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure of clinical trials to meet the level of statistical significance or clinical meaningfulness required for approval;

•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	disagreement over our interpretation of data from preclinical studies or clinical trials;

•	disagreement over whether to accept efficacy results from clinical trial sites outside the United States where the standard of care is potentially different from that in the United States;

•	the insufficiency of data collected from clinical trials of our future product candidates to support the submission and filing of an NDA or other submission or to obtain regulatory approval;

•	disapproval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program altogether. Even if we do obtain regulatory approval, our future product candidates may be approved for fewer or more limited indications than we request, approval may be granted but contingent on the performance of costly post-marketing clinical trials, or approval with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, if our future product candidates produce undesirable side effects or safety issues, the FDA may require the establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We have conducted, and may in the future conduct, clinical trials for any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.*

We have conducted, and may in the future choose to conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside the United States. If the FDA does not accept the data from any clinical trials we may conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of any future product candidates.

Our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.*

Undesirable side effects caused by our future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. If toxicities do occur in our future clinical trials they could cause delay or even discontinuance of further development of future product candidates, which would impair our ability to generate revenues and would have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

As a result of undesirable side effects or further safety or toxicity issues that we may experience in our clinical trials in the future, we may not receive approval to market any future product candidates, which could prevent us from ever generating revenues or achieving profitability. Results of our trials could reveal an unacceptably high severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

Additionally, if any of our future product candidates receives marketing approval, and we, or others, later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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

Even if our future product candidates receive regulatory approval, they may still face future development and regulatory difficulties.*

Even if we obtain regulatory approval for a future product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of any future product candidate, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

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

The occurrence of any event or penalty described above may inhibit our ability to commercialize any future product candidates and generate revenue.

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

Existing government regulations may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and/or be subject to fines or enhanced government oversight and reporting obligations, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Failure to obtain regulatory approval in international jurisdictions would prevent any future product candidates from being marketed outside the United States.*

In order to market and sell our products in the European Union and other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our future product candidates by regulatory authorities in the European Union or another jurisdiction, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, our future product candidates and affect the prices we may obtain.*

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our future product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain marketing approval.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our future product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for our future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional coverage, pricing and reimbursement controls in the European Union will put additional pressure on product coverage, pricing, reimbursement and utilization, which may adversely affect our business, results of operations, financial condition and cash flows and future prospects. These pressures can arise from various sources, including but not limited to, rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

Even if we are able to commercialize our future product candidates, the products may not receive coverage and adequate reimbursement from third-party payors, which could harm our business.*

Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations and third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what that level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our future product candidates, if any, may, if approved, fail to achieve adequate market acceptance among physicians, patients, and healthcare payors and others in the medical community necessary for commercial success.*

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. In addition, the reported diagnosis rate for IC/BPS is significantly lower than the number of people estimated to suffer from IC/BPS, which could limit our commercial opportunities for that indication. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, generally, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

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

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.*

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully than, we do.*

The development and commercialization of new drug products is highly competitive. We will face competition with respect to any future product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing or may develop our future product candidates for. Some of these competitive products and therapies may be based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience. Compared to us, many of our competitors may have significantly greater financial, technical and human resources.

As a result of these factors, our competitors may obtain regulatory approval of their products before we do, which will limit our ability to develop or commercialize any of our future product candidates. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy and safety profile of our future product candidates, including relative to marketed products and product candidates in development by third parties;

•	the time it takes for any of our future product candidates to complete clinical development and receive marketing approval;

•	the ability to commercialize future product candidates that receive regulatory approval;

•	whether coverage and adequate levels of reimbursement are available under private and governmental health insurance plans, including Medicare;

•	the ability to establish, maintain and protect intellectual property rights related to our product candidates;

•	the ability to manufacture commercial quantities of any future product candidates that receive regulatory approval; and

•	acceptance of our future product candidates that receive regulatory approval by physicians and other healthcare providers.

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

We currently have product liability insurance coverage, which is limited to $10 million per occurrence and $10 million in the aggregate. This coverage may not be adequate to cover all liabilities that we may incur. Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our future product candidates, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.*

In July 2018, we announced a restructuring plan to reduce operating costs and better align our workforce with the needs of the business following the June 27, 2018 announcement that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. Under this plan, we reduced our workforce by 30 employees (approximately 53% of total employees) and closed our office in San Bruno, California. The workforce reduction will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to commercialize our product candidates successfully would be negatively affected.

Our future success depends on our ability to attract, retain and motivate qualified personnel.*

We may not be able to attract or retain qualified managerial, operational, sales, marketing, scientific and financial personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and given the announcement of the restructuring of our workforce. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, results of operations, financial condition and cash flows and future prospects.*

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our future product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:

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

Our business and operations would suffer in the event of computer system failures or security breaches.*

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, this could substantially harm our business because we may not be able to obtain regulatory approval for or commercialize our future product candidates in a timely manner or at all.*

We have extensively relied upon, and plan to continue to extensively rely upon, third-party CROs and other consultants to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and we control only some aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We also rely on third parties to assist in conducting our preclinical studies in accordance with Good Laboratory Practices, or GLP, and the Animal Welfare Act requirements. We and our CROs are required to comply with federal regulations and current Good Clinical Practices, or GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or consultants fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require us to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize any future product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers, as well as on third parties for our supply chain, and if we experience problems with any third parties, or the actual demand for our future product candidates exceed our forecasts, the manufacture of adequate supplies of our future product candidates or products could be delayed.*

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own manufacturing facilities for clinical or commercial operations. We have in the past relied on contract manufacturing organizations, or CMOs, for the chemical manufacture of active pharmaceutical ingredient of rosiptor and for the production of final product formulation and packaging for clinical trials, and expect to rely on CMOs for any future product candidate we are able to advance into clinical development. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers should we commence clinical development of any future product candidate. We may encounter technical difficulties or delays in the transfer of manufacturing on a commercial scale to third-party manufacturers. We may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of any product candidates, or market or distribute them.

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

We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.*

For rosiptor and any of our future product, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In May 2018, we entered into a collaboration agreement with Astellas, pursuant to which we granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

Any collaboration that we have entered into, such as our agreement with Astellas, or may consider entering into, may not be successful and the success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborative partners. It is likely that our collaborative partners will have significant discretion in determining the efforts and resources that they will apply to these collaborations.

The risks that we are subject to in any of our collaborations include, among others:

•	our collaborative partners may not commit adequate resources to the development, marketing and distribution of any collaboration products, limiting our potential revenues from these products;

•	our collaborative partners may experience financial difficulties and may therefore be unable to meet their commitments to us;

•	our collaborative partners may pursue a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	our collaborative partners may terminate our relationship.

The failure of any of our current or future collaboration partners to perform as expected could place us at a competitive disadvantage and adversely affect us financially, including delay and increased costs of development, loss of market opportunities, lower than expected revenues and impairment of the value of the related product candidate. Collaborations are a critical part of our business strategy, and any inability on our part to establish and successfully maintain such arrangements on terms favorable to us or to work successfully with our collaborative partners could have an adverse effect on our operations and financial performance.

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

The standards that the U.S. Patent and Trademark Office, or the USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product candidates. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our future potential licensors fail to maintain the patents and patent applications covering our future product candidates, our competitive position would be adversely affected.

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

We may not be able to protect our intellectual property rights throughout the world.*

Filing, prosecuting and defending patents on our product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or future collaborators may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Intellectual property rights do not necessarily address all potential threats to any competitive advantage we may have.*

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to our future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2017, our common stock’s sales price on The Nasdaq Global Market ranged from a low of $10.02 to a high of $19.97, and on June 27, following announcement of our Leadership 301 results, the closing price of a share of our common stock was $2.34. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;

•	regulatory actions with respect to our products or our competitors’ products;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	results of clinical trials, including both safety and efficacy, of any of our future product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our future product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders or our other stockholders;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors; and

•	general economic, industry and market conditions.

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

We may be subject to securities litigation, which is expensive and could divert management attention.*

The trading price of our common stock has been and will continue to be volatile. For example, on June 26, 2018, the closing price of our common stock on The Nasdaq Global Market was $15.31, and on June 27, 2018, following our announcement of negative results from our Phase 3 Leadership clinical trial in IC/BPS, the closing price was $2.34. Similarly, on August 6, 2015, the closing price of our common stock on The Nasdaq Global Market was $1.79 and on August 7, 2015, following our announcement of positive results from secondary endpoints in our Phase 2 Leadership 201 clinical trial in IC/BPS, the closing price was $10.42 and increased to $22.13 on August 14, 2015. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders, directors and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.5% of our common stock as of June 30, 2018. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $250.0 million and $124.6 million (remaining following the sale of $75.4 million of common stock in September 2016) of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

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

On August 7, 2018, our Board of Directors, on the recommendation of our Compensation Committee and based on input from the Committee’s independent compensation advisors, approved certain amendments to the employment agreements of our executive officers

Pursuant to amendments, the requirement for executive officers to mitigate the loss of employment following a covered termination in order to receive severance was removed. In addition, the amount of base salary and benefits that Kamran Alam and Lloyd Mackenzie will receive if terminated without cause and absent a change of control was increased from six to nine months. Except as modified by these amendments, all other terms of the employment agreements with our executive officers remain in full force and effect.

The foregoing summary of the amendments is not intended to be complete and is qualified in its entirety by reference to the full text of the amendments, to be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.1 †	Exclusive License and Collaboration Agreement by and between Aquinox Pharmaceuticals (Canada), Inc. and Astellas US LLC, effective as of May 9, 2018.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: August 8, 2018	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)