Form 10-Q
period 2018-09-30
AQUINOX PHARMACEUTICALS, INC
filed 2018-11-07
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2018, there were 23,537,368 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents (Note 3)	$86,731	$52,032
Short-term investments (Note 9)	—	56,053
Receivables, prepayments and deposits	562	740

Total current assets	87,293	108,825
Property and equipment, net	467	905
Long-term prepayments and deposits	54	599

Total assets	$87,814	$110,329

Liabilities
Current liabilities
Accounts payable and other liabilities	$10,749	$10,956

Total current liabilities	10,749	10,956
Other liabilities (Note 5)	343	486

Total liabilities	11,092	11,442

Stockholders’ equity
Share capital: (Note 6)
Common stock – $0.000001 par value – authorized, 50,000,000 as of September 30, 2018 and December 31, 2017; issued and outstanding, 23,537,368 as of September 30, 2018 (December 31, 2017 – 23,472,430)	—	—
Additional paid-in capital	301,922	297,459
Accumulated deficit	(225,200)	(198,502)
Accumulated other comprehensive loss	—	(70)

Total stockholders’ equity	76,722	98,887

Total liabilities and stockholders’ equity	$87,814	$110,329

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Revenue (Note 4)	$—	$—	$25,000	$—
Operating expenses
Research and development (Note 10)	10,713	8,456	39,217	24,708
General and administrative (Note 10)	4,484	3,614	13,107	9,879

Total operating expenses	15,197	12,070	52,324	34,587

Loss from operations	(15,197)	(12,070)	(27,324)	(34,587)
Other income, net (Note 7)	204	237	626	672

Net loss	$(14,993)	$(11,833)	$(26,698)	$(33,915)

Net loss per common stock – basic and diluted (Note 8)	$(0.64)	$(0.50)	$(1.14)	$(1.45)
Basic and diluted weighted average number of common stock outstanding	23,537,368	23,464,785	23,513,489	23,444,181
Comprehensive loss:
Net loss	$(14,993)	$(11,833)	$(26,698)	$(33,915)
Other comprehensive income – unrealized gain on available-for-sale securities	2	102	70	66

Comprehensive loss	$(14,991)	$(11,731)	$(26,628)	$(33,849)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Operating activities
Net loss	$(26,698)	$(33,915)
Non-cash items:
Stock-based compensation (Note 6(c))	3,861	2,868
Unrealized foreign exchange loss and others	628	481
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	720	(444)
Accounts payable and other liabilities	(313)	(2,103)

Cash used in operating activities	(21,802)	(33,113)

Investing activities
Purchase of investments	—	(5,995)
Proceeds from maturity of investments	56,000	54,000
Purchase of property and equipment	(49)	(478)

Cash provided by investing activities	55,951	47,527

Financing activities
Proceeds from exercise of stock options	602	380
Payment on capital lease obligations	(30)	(11)

Cash provided by financing activities	572	369

Effect of exchange rate changes on cash and cash equivalents	(22)	21

Net change in cash and cash equivalents during the period	34,699	14,804
Cash and cash equivalents, beginning of period	52,032	32,301

Cash and cash equivalents, end of period	$86,731	$47,105

Supplemental disclosure of cash flow information:
Interest received	$1,210	$996
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$—	$(77)
Accrued offering costs	—	(30)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Notes to the condensed consolidated financial statements

(Unaudited)

1. Nature of operations

Aquinox Pharmaceuticals, Inc. and its subsidiary, Aquinox Pharmaceuticals (Canada) Inc., (consolidated, the “Company”) is a pharmaceutical company discovering and developing novel therapeutics for conditions marked by inflammation, inflammatory pain, and blood cancers.

On June 27, 2018, the Company announced that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted. In July 2018, the Company announced a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business. On November 6, 2018, the Company’s Board of Directors approved further restructuring to reduce operating costs (see Note 11. Subsequent Event). The Company is currently evaluating strategic options.

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2018, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(g) Net loss per common stock

Basic net loss per common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

(h) Recently issued and recently adopted accounting standards

The Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard on January 1, 2019 using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. The Company continues to assess the impact of ASU 2016-02 on the Company’s financial statements and expects that the adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for its operating leases in the consolidated balance sheets.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy have been eliminated, but disclosures for Level 3 fair value measurements have been modified and added to. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on the Company’s financial statements.

(i) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•

the Company has no source of recurring revenue, has an accumulated deficit of $225.2 million as of September 30, 2018, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues its research and development programs;

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

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Cash	$35,152	$12,583
Cash equivalents	51,579	39,449

	$86,731	$52,032

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

The Company determined that its performance obligations under the agreement are the license and transfer of data, ongoing information sharing with Astellas and the material right granted to Astellas to acquire rosiptor at the Company’s cost. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On June 27, 2018, the Company announced the Phase 3 trial of rosiptor failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As such, the Company will have no further performance obligations under the agreement. On September 4, 2018, Astellas provided notice to the Company that it was terminating the exclusive license and collaboration agreement between the Company and Astellas effective March 4, 2019, unless an earlier termination date is agreed to by the parties. The $25.0 million upfront payment is non-refundable and the full amount was recorded as revenue for the nine months ended September 30, 2018.

5. Other liabilities

(in thousands)	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Capital lease obligations	$10	$33
Deferred rent liability	333	453

	$343	$486

6. Stockholders’ equity

(a) Share capital

Aquinox USA is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox USA is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of September 30, 2018, the total number of shares of common stock issued and outstanding was 23,537,368 (December 31, 2017 – 23,472,430). As of September 30, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

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

As at September 30, 2018, the maximum number of shares of common stock that may be issued under the 2014 Plan was 3,746,696 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2017	2,069,167	$12.18	7.76	$3,187
Options granted	2,054,540	9.10
Options exercised	(64,938)	9.28
Options expired	(520)	10.56
Options forfeited	(700,985)	14.86

Outstanding at September 30, 2018	3,357,264	$9.79	8.27	$—

Exercisable as of September 30, 2018	1,248,644	$11.03	6.39	$—

During the nine months ended September 30, 2018, the Company granted 1,949,540 stock options to employees and 105,000 stock options to non-employee directors. The stock options granted to employees during the nine months ended September 30, 2018 have an exercise price per share ranging from $3.07 to $16.55 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to non-employee directors during the nine months ended September 30, 2018 have an exercise price per share of $13.10 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the nine months ended September 30, 2018, 64,938 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.3 million.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
Expected volatility	83%	91%	80%	91%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.00
Risk free rate	2.86%	1.87%	2.80%	1.89%
Weighted average grant-date fair value of stock options	$2.20	$11.13	$6.25	$12.69

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.0 million and $3.9 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $12.1 million and $11.6 million as of September 30, 2018 and September 30, 2017, respectively, which is expected to be recognized over a weighted-average period of 2.93 years (September 30, 2017 – 2.88 years)

7. Other income, net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2018	2017	2018	2017
Interest income	$469	$236	$1,093	$720
Foreign exchange (losses) gains	(3)	8	(34)	(12)
Miscellaneous expenses (Note 10)	(262)	(7)	(433)	(36)

	$204	$237	$626	$672

8. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options to purchase 3,357,264 shares for the three and nine months ended September 30, 2018 and 2,073,542 shares for the three and nine months ended September 30, 2017 from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

9. Financial instruments

Securities classified as available for sale

The Company has no short-term investments as of September 30, 2018. The Company’s short-term investments as at December 31, 2017, consisted of available-for-sale securities as follows:

(in thousands) December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Short-term investments:
U.S. treasury securities	$56,123	$—	$(70)	$56,053

Contractual maturities:
Due within one year	$56,123			$56,053

The aggregate estimated fair value of the Company’s investments with unrealized losses are as follows:

	Period of continuous unrealized loss
	12 months or less		Greater than 12 months
(in thousands) December 31, 2017	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. treasury securities	$15,983	$(27)	$40,070	$(43)

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

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities. The Company had no Level 2 or 3 investments as at September 30, 2018 and December 31, 2017. There were no transfers between Levels 1, 2, and 3 during the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

Total gains for securities were $0.3 million for each of the three months ended September 30, 2018 and 2017 and $0.7 million for each of the nine months ended September 30, 2018 and 2017.

10. Restructuring

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

Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees are eligible to receive severance payments and outplacement services. The Company estimates that it will incur aggregate restructuring charges of approximately $9.2 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, severance payments and other employee-related costs. During the three months ended September 30, 2018, $3.3 million of the estimated restructuring charges was paid.

The charges that the Company expects to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

The Company accounts for the restructuring cost in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

The following table shows the total amount expected to be incurred and the liability as at September 30, 2018:

(in thousands)	Total expenses
Clinical trial closing costs	$5,703
One-time employee termination benefits	1,879
Contract termination costs	1,108
San Bruno office closing costs	465

Total restructuring costs expected to be incurred	9,155
Amounts to be incurred in the fourth quarter	(184)
Amounts paid during the period	(3,340)

Amounts accrued at September 30, 2018	$5,631

Restructuring costs of $7.9 million is recorded in research and development expenses, $0.9 million in general and administrative expenses and $0.2 million in miscellaneous expenses. The majority of the amounts accrued will be paid by December 31, 2018.

11. Subsequent event

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees, including its Chief Operating Officer, Mr. Lloyd Mackenzie, effective December 31, 2018. Further reduction of staff may occur in 2019 pending corporate development activities. Affected employees are eligible to receive severance payments and outplacement services. The Company estimates that for this second restructuring plan, it will incur aggregate restructuring charges of approximately $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. The charges that the Company expects to incur in connection with this restructuring plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

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

Overview

We are a pharmaceutical company discovering and developing novel therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers. We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007. We operate in Vancouver, British Columbia, Canada.

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, in July 2018, our Board of Directors approved a restructuring plan to reduce operating costs and to better align our workforce with the needs of our business going forward. All further development activities with rosiptor were halted. On November 6, 2018, our Board of Directors approved another restructuring plan to further reduce operating costs. Upon the completion of both restructuring plans, we will have reduced our workforce from 56 to 8 employees. As of the date of this report, we do not have any product candidates in clinical development or identified for clinical development. We are currently evaluating strategic options.

Since inception, we have incurred significant operating losses. We have funded our operations primarily through the sale of common stock and preferred stock. As of September 30, 2018, we had $86.7 million in cash and cash equivalents. Our net loss for the nine months ended September 30, 2018 was $26.7 million, compared to $33.9 million for the nine months ended September 30, 2017. As of September 30, 2018, we had an accumulated deficit of $225.2 million. We expect to continue to incur operating losses for the foreseeable future. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. Additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a material adverse effect on our business, results of operations, financial condition, cash flows and future prospects.

Results of Operations

Revenue

On May 9, 2018, we entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). Astellas was granted an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future development and commercial milestone payments, as well as royalties on any future sales of rosiptor within the licensed territory. On September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. The upfront payment of $25.0 million is non-refundable and has been recorded as revenue for the nine months ended September 30, 2018.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2018	2017	2018	2017
Research and development	$10,713	$8,456	$39,217	$24,708
General and administrative	4,484	3,614	13,107	9,879

	$15,197	$12,070	$52,324	$34,587

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of rosiptor and other future product candidates. Research and development expenses include:

•	costs associated with research, development and regulatory activities;

•	employee-related expenses, including salaries, benefits, severance, travel and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;

•	the cost of acquiring and manufacturing our products, for preclinical studies and clinical trials;

•	cost incurred in relation to purchase of technology licenses and patent rights;

•	facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of equipment and leasehold improvements, insurance and supplies; and

•	costs associated with restructuring activities, including clinical trial closing costs and contract termination costs.

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

Overall, research and development expenses for the three and nine months ended September 30, 2018 were $10.7 million and $39.2 million, respectively, compared to $8.5 million and $24.7 million for the three and nine months ended September 30, 2017. Higher expenditure during the three months ended September 30, 2018 was primarily due to costs associated with restructuring activities, including terminating our clinical trials of rosiptor and related contracts. We incurred $7.9 million of research and development related restructuring costs for the three months ended September 30, 2018 compared to none for the three months ended September 30, 2017.

Higher expenditures for the nine months ended September 30, 2018 were driven by increased clinical activities related to our Leadership 301 clinical trial of rosiptor in IC/BPS and subsequent restructuring costs. We incurred $7.9 million of research and development related restructuring costs for the nine months ended September 30, 2018 compared to none for the nine months ended September 30, 2017. We expect our research and development expenses to decline over the remainder of 2018 as we complete the closing activities related to the rosiptor clinical trials.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three and nine months ended September 30, 2018, general and administrative expenses were $4.5 million and $13.1 million, respectively, compared to $3.6 million and $9.9 million for the three and nine months ended September 30, 2017. The increase was primarily the result of restructuring costs and pre-commercial/market assessment activities. We incurred $1.0 million of general and administrative related restructuring costs for the three and nine months ended September 30, 2018 compared to none for the three and nine months ended September 30, 2017.

Other income, net

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2018	2017	2018	2017
Interest income	$469	$236	$1,093	$720
Foreign exchange (losses) gains	(3)	8	(34)	(12)
Miscellaneous expenses	(262)	(7)	(433)	(36)

Total other income, net	$204	$237	$626	$672

Foreign exchange (losses) gains were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Interest income during the three and nine months ended September 30, 2018 increased in comparison to the same period in 2017 as a result of increase in interest rates offset by a reduction in cash and investment balances for the three and nine months ended September 30, 2018.

Miscellaneous expenses during the three and nine months ended September 30, 2018 increased in comparison to the same period in 2017 as a result of loss on disposal of property and equipment related to the closing of the San Bruno office.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $21.8 million and $33.1 million of cash flows during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $225.2 million, working capital of $76.5 million and cash and cash equivalents of $86.7 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(21,802)	$(33,113)
Investing activities	55,951	47,527
Financing activities	572	369
Effect of exchange rate changes on cash and cash equivalents	(22)	21

Net change in cash and cash equivalents	$34,699	$14,804

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2018 decreased compared to the nine months ended September 30, 2017 due to the recognition of the non-refundable upfront payment received from Astellas in June 2018 offset by higher operating expenses.

Net cash provided by provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily the result of the maturity of short-term investments. Net cash provided by investing activities for the nine months ended September 30, 2017 was primarily the result of the maturity of short-term investments partly offset by leasehold improvements to our office premises.

Net cash provided by financing activities

For the nine months ended September 30, 2018 and 2017, net cash provided by financing activities was the result of the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2017. The critical accounting policies and significant judgments and estimates used in the preparation of the three and nine months ended September 30, 2018 financial statements are consistent with those for the year ended December 31, 2017 except for judgments applied in recognizing the revenue from the license and collaboration agreement and the adoption of new accounting pronouncements discussed below.

License and collaboration agreement

In May 2018, we entered into an exclusive license and collaboration agreement with Astellas in relation to rosiptor. The license and collaboration agreement includes contractual milestones and royalties. We received a non-refundable upfront payment of $25.0 million. Judgments and estimates were used in determining our performance obligations under the agreement, which were: the license and transfer of data, ongoing information sharing with Astellas, and the material right granted to Astellas to acquire rosiptor at our cost. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment of IC/BPS failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As a result, we have no further performance obligations under the agreement. The $25.0 million upfront payment is nonrefundable and the full amount was recorded as revenue for the nine months ended September 30, 2018. On September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties.

Recent Accounting Pronouncements

We adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify performance obligations that are distinct. We then recognize as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three and nine months ended September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard on January 1, 2019 using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. We continue to assess the impact of ASU 2016-02 on our financial statements and expect that the adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for our operating leases in the consolidated balance sheets.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy have been eliminated, but disclosures for Level 3 fair value measurements have been modified and added to. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2018, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2018, we had holdings in U.S. government securities of $51.6 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to be a reduction of $0.001 million in the fair value of our investment portfolio as of September 30, 2018.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three and nine months ended September 30, 2018 and 2017, foreign exchange (losses) gains were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Risks Related to Our Financial Position and Capital Needs

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a clinical-stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and following our termination of further rosiptor development in June 2018, we do not have any product candidate in clinical development, and we continue to incur significant research, development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2017 and 2016, and for the nine months ended September 30, 2018, we reported a net loss of $50.2 million, $37.0 million and $26.7 million, respectively. As of September 30, 2018, we had an accumulated deficit since inception of $225.2 million.

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

Risks Related to Our Business and Industry

Our failure to successfully identify, acquire, develop and commercialize additional product candidates or approved products could impair our ability to grow.*

Following the failure of our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment IC/BPS, we do not have any product candidates in clinical development or identified for clinical development. As all of the potential product candidates in our existing pipeline are in the discovery and preclinical study stages, we are evaluating strategic options. One strategic option we are evaluating is the acquisition, via merger, license or otherwise, of additional products and product candidates. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Because our internal research capabilities are limited, we expect to be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us.

The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition, via merger or otherwise, of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. Any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance. If we are not successful at acquiring products or additional product candidates, we may be unable to continue our business and would need to pursue other options.

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

We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.*

For rosiptor and any of our future product, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In May 2018, we entered into a collaboration agreement with Astellas, pursuant to which we granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India. However, on September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance, resulting in substantial losses for investors.*

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2017, our common stock’s sales price on The Nasdaq Global Market ranged from a low of $10.02 to a high of $19.97, and on June 27, 2018, following announcement of our Leadership 301 results, the closing price of a share of our common stock was $2.34. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.5% of our common stock as of September 30, 2018. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees, including its Chief Operating Officer, Mr. Lloyd Mackenzie, effective December 31, 2018. Further reduction of staff may occur in 2019 pending corporate development activities. Affected employees are eligible to receive severance payments and outplacement services. The Company estimates that for this second restructuring plan, it will incur aggregate restructuring charges of approximately $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. The charges that the Company expects to incur in connection with this restructuring plan are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.1*	Form of Executive Employment Agreement Amendment (AQXP Canada)

10.2*	Executive Employment Agreement Amendment for David Main

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
*	Indicates a management contract or compensatory plan.

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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: November 7, 2018	/s/ David J. Main
David J. Main President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	/s/ Kamran Alam
Kamran Alam Chief Financial Officer (Principal Financial and Accounting Officer)