Form 10-K
period 2018-12-31
AQUINOX PHARMACEUTICALS, INC
filed 2019-03-07
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $33.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. Excludes an aggregate of 11,010,240 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 23,537,368 shares of the registrant’s Common Stock issued and outstanding as of March 7, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

AQUINOX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A — Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, in July 2018, our Board of Directors approved a restructuring plan to reduce operating costs and to better align our workforce with the needs of our business going forward. All further development activities with rosiptor were halted. On November 6, 2018, our Board of Directors approved a second restructuring plan to further reduce operating costs. After the completion of both restructuring plans, we have reduced our workforce from 56 to eight employees. As of the date of this report, we do not have any product candidates in clinical development or identified for clinical development. In order for our business to continue, we must identify products or product candidates that we can advance into development. In connection with this, we and our Board of Directors are evaluating potential merger transactions with companies that have more advanced development and product candidates. We are also evaluating the potential in-license or direct acquisition of potential products and/or product candidates as well as assessing whether any of our existing research stage compounds can be advanced into clinical development. If we are unable to identify products or additional product candidates, through merger, license or otherwise, that we and our Board of Directors determine would merit the investment of our capital and resources, our Board of Directors may pursue other options, which would potentially include a return of capital to our stockholders and the dissolution of our business.

Research and Development

Since commencing operations, we have dedicated a significant portion of our resources to the development of product candidates, particularly rosiptor. As a result of the failure of our Leadership 301 clinical trial, all our research and development activities have been suspended and there is no material research and development spending planned while strategic alternatives are being considered.

Intellectual Property

We strive to protect our intellectual property through a combination of patent, copyright, trademark and trade secrets laws, as well as through confidentiality provisions in our contracts. Our patenting strategy has been to pursue patent protection covering both compositions of matter and methods of use and seek to obtain additional patent protection throughout the development process on other aspects of our technology that would potentially enhance our competitive exclusivity and commercial success. We also rely on continuing technological innovation, know-how and trade secrets relating to our discovery platform and product candidates and seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our patent estate on a worldwide basis includes approximately 55 issued, allowed or granted patents and approximately 53 pending patent applications that we are actively prosecuting and/or maintaining. These figures include patents and patent applications to which we hold exclusive commercial rights under our licenses from third parties, and issued patents to which we solely owned (thirteen U.S. patents and 35 foreign patents) and patent applications to which we solely owned (four U.S. applications and 49 foreign patent applications). Estimated expiry dates for these patents (issued, allowed, granted or pending) ranged from 2022 to 2037.

Although we take steps to protect our proprietary information and trade secrets, third parties may independently develop substantially equivalent proprietary information or otherwise gain access to, or disclose, our trade secrets. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see the section of this Annual Report captioned “Risk Factors — Risks Related to Intellectual Property.”

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

Manufacturing

We conduct manufacturing activities for our product candidates under individual purchase orders with third-party contract manufacturing organizations (CMOs) as we currently have no manufacturing facilities and do not intend to develop one. We have in place quality agreements with our key CMOs.

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

Commercial Operations

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States and Canada, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest significant financial and management resources.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational drug product information is submitted to the FDA in the form of an NDA to request market approval for the product in specified indications.

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

Advertising and Promotion

The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by the FDA and therefore not described in the drug’s labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice (DOJ), or the

Office of the Inspector General of HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain HIPAA standards directly applicable to business associates — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

As of December 31, 2018, we had eight employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

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

Risks Related to Our Business, Industry, Financial Position and Capital Needs

Our failure to successfully identify and/or acquire, through merger, license or otherwise, and then to develop and commercialize additional product candidates or approved products would prevent us from continuing our business.

Following the failure of our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment IC/BPS, we do not have any product candidates in clinical development or identified for clinical development. As all of the potential product candidates in our existing pipeline are in the discovery and preclinical study stages, we are evaluating strategic options. The primary strategic option we are evaluating is the acquisition, via merger, license or otherwise, of additional products and product candidates. Following our recent restructurings, we no longer have any internal research or development capabilities, and therefore in order for us to obtain additional product candidates we are dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us, or to merge with us. We are also assessing whether any of our existing research stage compounds could be advanced into clinical development.

The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products. The process of proposing, negotiating and implementing a license or acquisition, via merger or otherwise, of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential mergers, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. If we were to merge with another company as a means to acquire its assets, including its development and product candidates, the merger may result in very significant dilution to our existing stockholders.

Any product candidate that we acquire, whether by merging with another company, through a license or otherwise, may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we acquire will be manufactured profitably or achieve market acceptance.

If we are not successful at acquiring products or additional product candidates, through merger, license or otherwise, we expect that we would be unable to continue our current business and would need to pursue other options, which would potentially include a return of capital to our stockholders and the dissolution of our business. The process of returning capital to our stockholders, disposition of assets and dissolving our business could be costly and time-consuming, and would consume a portion of existing cash and cash equivalents.

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.

We are a pharmaceutical research and development company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and following our termination of further rosiptor development in June 2018, we do not have any product candidate in clinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2018, 2017 and 2016, we reported a net loss of $31.6 million, $50.2 million and $37.0 million, respectively. As of December 31, 2018, we had an accumulated deficit since inception of $230.1 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to identify, acquire and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If any of our future product candidate fails in clinical trials or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

While we currently have no specific plans to acquire any other businesses, we may, in the future, make acquisitions of, or investments in, companies that we believe have products, capabilities, technology and product candidates that we believe are a strategic or commercial fit with our business or otherwise offer opportunities for our Company. In connection with these acquisitions or investments, we may:

•	issue stock that would substantially dilute our stockholders’ percentage of ownership;

•	incur debt and assume liabilities; and

•	incur amortization expenses related to intangible assets or incur large and immediate write-offs.

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

We have recently reduced the size of our organization, and we may encounter difficulties in managing this development and restructuring, which could disrupt our operations. We may not achieve anticipated benefits and savings from the reduction. In addition, the reduction will make it difficult for us to re-establish necessary internal capabilities should we identify and acquire additional development and product candidates.

In July 2018, we announced a restructuring plan to reduce operating costs and better align our workforce with the needs of the business following the June 27, 2018 announcement that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. On November 6, 2018, our Board of Directors approved a second restructuring plan to further reduce operating costs. After the completion of both restructuring plans, we have reduced our workforce from 56 to eight employees and closed our office in San Bruno, California.The workforce reduction will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction.

Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition and workforce reduction and additional cost containment measures, our expenses may be more than expected and we may not be able to implement our business strategy. As a result, our future financial performance and our ability to develop and commercialize our future product candidates successfully would be negatively affected.

If we identified one of our existing research stage compounds for advancement into clinical development or are successful at identifying and acquiring additional development and product candidates and did not acquire needed employees as a part of any such acquisition, we would need to re-hire a workforce with research, development, operational and other necessary capabilities or contract with third party vendors to provide these services. We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses and given the announcement of the restructuring of our workforce. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

Replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel. Many of the other pharmaceutical companies that we compete with for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. Further, we do not maintain “key person” insurance for any of our executives or other employees. Our failure to retain key personnel could impede the achievement of our research, development and commercialization objectives for any future development and product candidates that we identify and acquire.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies, or any future product candidates. Moreover, if we were to merge with another company as a means to acquire its assets, the merger may result in very significant dilution to our existing stockholders.

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

We do not currently have any product candidates in clinical development or identified for clinical development. In order for our business to continue, we must identify and/or acquire product candidates that we can advance into development. One possible means by which we might do so is to merge with another company to acquire its assets, including its development and product candidates. Any such merger may result in potentially very significant dilution to our existing stockholders. The ownership of the surviving company resulting from any such merger would be split between the existing stockholders of Aquinox and the stockholders of the company that we merged with, with their ratios of ownership depending on the relative valuation attributed to us and to the company we merged with. Since we do not currently have any clinical stage development candidates, it is likely that the value attributed to Aquinox would be based primarily on our cash and cash equivalents at the time any such merger is consummated. Depending on the value attributed to any company Aquinox merged with, this could result in an exchange ratio that is unfavorable to Aquinox stockholders which would cause very significant dilution to our stockholders.

We are likely to require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of develop future product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our ongoing activities, we believe that our existing cash and cash equivalents will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of future product candidates.

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

Our future success is dependent primarily on the regulatory approval and commercialization of any future product candidates.

We do not have any products that have gained regulatory approval, nor do we have any product candidates in clinical development. As a result, our prospects, including our ability to finance our operations and generate revenue, are substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize any future product candidates that we are able to identify and acquire. We cannot commercialize our future product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize our future product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA review process for an NDA typically takes more than a year to complete and approval is never guaranteed. Before obtaining regulatory approvals for the commercial sale of our future product candidates for a target indication, we must demonstrate with substantial evidence gathered in preclinical and well-controlled clinical trials, generally including at least two well-controlled Phase 3 trials, and, with respect to approval in the United States, to the satisfaction of the FDA, that the product candidate is safe and effective for use for that target indication and that the manufacturing facilities, processes and controls are adequate. Obtaining regulatory approval for marketing of our future product candidates in one country does not ensure we will be able to obtain regulatory approval in other countries but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

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

We do not currently have any product candidates in clinical development. If we are able to identify and acquire clinical stage product candidates in the future, we will not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned or will be completed on schedule, if at all. There can be no assurance that the FDA or other comparable foreign regulatory authority will not put clinical trials of any other of our product candidates on clinical hold in the future. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons, such as:

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

As an organization, we have never submitted an NDA to the FDA or other marketing applications to comparable foreign regulatory authorities before, and may be unable to do so for any product candidate we are developing.

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

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our future product candidates, our business will be substantially harmed.

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

Our ability to use our U.S. net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had U.S. net operating losses, or NOLs, of $21.8 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. These NOLs and tax credit carryforwards expire in various years beginning in 2028, if not utilized. Utilization of the NOLs may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 of the Internal Revenue Code, or the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow and future prospects

The recently passed comprehensive tax reform legislation could adversely affect our business and financial condition.

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

We underwent a reorganization immediately prior to the closing of our initial public offering in March 2014 which resulted in AQXP Canada becoming a wholly owned subsidiary of Aquinox USA through an exchange of shares. Under the Income Tax Act (Canada), referred to herein as the Tax Act, in connection with the exchange of shares of AQXP Canada for shares of Aquinox USA, there may be limitations on AQXP Canada’s ability to use its non- capital loss carryforwards and other similar tax attributes following the acquisition of control. In general, an acquisition of control would result in AQXP Canada losing its net capital loss carryforwards, if any, and AQXP Canada’s non-capital loss carryforwards and other similar tax attributes only being “useable” to offset income, excluding capital gains, derived from the business operated by AQXP Canada that generated such tax attributes or a business “similar” to such business and provided the business that generated the tax attributes continues to be carried on by AQXP Canada for profit or with a reasonable expectation of profit. We expect that we will continue to carry on the business of AQXP Canada for profit or with a reasonable expectation of profit and that, accordingly, its non-capital loss carryforwards and other similar tax attributes should be available to offset future income for Canadian tax purposes to the extent of income from that business or “similar” businesses, subject to expiry of such loss carryforwards over time pursuant to the provisions of the Tax Act. If our use of these non-capital loss carryforwards or other similar tax attributes is restricted as a result of an acquisition of control or otherwise, our Canadian federal income tax liability may be materially increased, which could adversely affect our business, results of operations, financial condition and cash flow and future prospects.

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

Failure to obtain regulatory approval in international jurisdictions would prevent any future product candidates from being marketed outside the United States.

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

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, our future product candidates and affect the prices we may obtain.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. This could increase the amount of Medicaid drug rebates to states. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Affordable Care Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Affordable Care Act unconstitutional in its entirety. Pending appeals, which could take some time, the Affordable Care Act is still operational in all respects. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

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

We have never marketed a drug before. If we are able to identify and acquire a product candidate that is ultimately approved for sale, but are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue.

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical drug products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. While we do not currently have any product candidates in clinical development, if we were able to identify and establish product candidates and advance them through clinical development, in order to market any products that may ultimately be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

Efforts to ensure that our internal operations and any business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity obligations, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal, state, local and foreign laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, this could substantially harm our business because we may not be able to obtain regulatory approval for or commercialize our future product candidates in a timely manner or at all.

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

We have no experience manufacturing our product candidates on a large clinical or commercial scale and have no manufacturing facility. As a result, we are dependent on third-party manufacturers, as well as on third parties for our supply chain, and if we experience problems with any third parties, or the actual demand for our future product candidates exceed our forecasts, the manufacture of adequate supplies of our future product candidates or products could be delayed.

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

We may not be successful in establishing and maintaining collaborations that leverage our capabilities in pursuit of developing and commercializing our product candidates.

For rosiptor and any of our future product, we plan to evaluate the merits of entering into collaboration arrangements with third parties, including leading biotechnology companies or non-governmental organizations. In May 2018, we entered into a collaboration agreement with Astellas, pursuant to which we granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India. However, on September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018. We expect to selectively pursue collaboration arrangements with third parties that have particular technology, expertise or resources for the development or commercialization of our product candidates or for accessing particular markets. We face, and will continue to face, significant competition in seeking appropriate partners for our product candidates. If we are unable to identify partners whose capabilities complement and integrate well with ours and reach collaboration arrangements with such partners on a timely basis, on acceptable terms or at all, or if the arrangements we establish are unproductive for us, we may fail to meet our business objectives for the particular product candidate. Our ability to enter into such arrangements with respect to products in development that are subject to licenses may be limited by the terms of those licenses.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. For example, in the year ended December 31, 2018, our common stock’s sales price on The Nasdaq Global Market ranged from a low of $1.96 to a high of $16.90, and on June 27, 2018, following announcement of our Leadership 301 results, the closing price of a share of our common stock was $2.34. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 46.5% of our common stock as of March 6, 2019. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

We believe that our existing facility is adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “AQXP.” As of March 6, 2019, there were 23,537,368 shares of our common stock outstanding, which were held by five holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Stock Performance Graph

Our common stock began trading on The Nasdaq Global Market on March 7, 2014. The graph and table below shows the cumulative total return to our stockholders during the period from March 7, 2014 through December 31, 2018 in comparison to the cumulative return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index during that same period. The results assume that $100 was invested on March 7, 2014 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

For the period March 7, 2014 to December 31, 2018

Aquinox Pharmaceuticals, Inc.	$18.08
Nasdaq Composite Index	$153.02
Nasdaq Biotechnology Index	$112.33

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

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2018, 2017 and 2016 and Consolidated Balance Sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2015 and 2014 and Consolidated Balance Sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Consolidated Statement of Operations Data

(In thousands of U.S. dollars, except per share and share amounts)

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$25,000	$—	$—	$—	$—
Operating expenses:
Research and development	41,789	36,267	28,382	15,799	18,079
General and administrative	15,835	14,852	9,263	5,541	4,296

Total operating expenses	$57,624	$51,119	$37,645	$21,340	$22,375

Loss from operations	$(32,624)	$(51,119)	$(37,645)	$(21,340)	$(22,375)

Net loss	$(31,585)	$(50,183)	$(37,002)	$(21,860)	$(24,027)

Total loss attributable to common stockholders	$(31,585)	$(50,183)	$(37,002)	$(21,860)	$(23,821)

Net loss per common stock — basic and diluted	$(1.34)	$(2.14)	$(1.96)	$(1.73)	$(2.75)

Basic and diluted weighted average common stock outstanding	23,519,508	23,450,315	18,893,515	12,637,839	8,667,387

Consolidated Balance Sheet Data(1)

(In thousands of U.S. dollars)

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Cash, cash equivalents and short-term investments	$76,928	$108,085	$103,059	$74,482	$39,097
Working capital	72,538	97,869	93,966	70,004	34,098
Total assets	77,618	110,329	154,380	113,343	41,422
Total liabilities	4,946	11,442	9,716	4,923	5,275
Total stockholders’ equity	72,672	98,887	144,664	108,420	36,147
Total liabilities and stockholders’ equity	77,618	110,329	154,380	113,343	41,422

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

The following table contains selected financial data for each quarter of 2018 and 2017. The information should be read in conjunction with our consolidated financial statements and related notes included in the quarterly filings with the SEC in our Quarterly Report on Form 10-Q. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data

(In thousands of U.S. dollars except per share information)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2018
Revenue	$—	$25,000	$—	$—
Total operating expenses	$14,817	$22,310	$15,197	$5,300
Net (loss) earnings	$(14,623)	$2,918	$(14,993)	$(4,887)
Net (loss) earnings attributable to common stockholders	$(14,623)	$2,918	$(14,993)	$(4,887)
Net (loss) earnings per common stock — basic and diluted	$(0.62)	$0.12	$(0.64)	$(0.20)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2017
Total operating expenses	$8,522	$13,995	$12,070	$16,532
Net loss	$(8,316)	$(13,766)	$(11,833)	$(16,268)
Net loss attributable to common stockholders	$(8,316)	$(13,766)	$(11,833)	$(16,268)
Net loss per common stock — basic and diluted	$(0.36)	$(0.59)	$(0.50)	$(0.69)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A — Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, in July 2018, our Board of Directors approved a restructuring plan to reduce operating costs and to better align our workforce with the needs of our business going forward. All further development activities with rosiptor were halted. On November 6, 2018, our Board of Directors approved a second restructuring plan to further reduce operating costs. After the completion of both restructuring plans, we have reduced our workforce from 56 to eight employees. As of the date of this report, we do not have any product candidates in clinical development or identified for clinical development. In order for our business to continue, we must identify products or product candidates that we can advance into development. In connection with this, we and our Board of Directors are evaluating potential merger transactions with companies that have more advanced development and product candidates. We are also evaluating the potential in-license or direct acquisition of potential products and/or product candidates as well as assessing whether any of our existing research stage compounds can be advanced into clinical development. If we are unable to identify products or additional product candidates, through merger, license or otherwise, that we and our Board of Directors determine would merit the investment of our capital and resources, our Board of Directors may pursue other options, which would potentially include a return of capital to our stockholders and the dissolution of our business.

Since inception, we have incurred significant operating losses. Our net loss for the year ended December 31, 2018 was $31.6 million, compared to $50.2 million for the year ended December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $230.1 million, compared to $198.5 million as of December 31, 2017. We have funded our operations primarily through the sale of common stock and preferred stock. As of December 31, 2018, we had $76.9 million in cash and cash equivalents in liquid, high-quality securities.

Results of Operations

Revenue

On May 9, 2018, we entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). Astellas was granted an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region, including major markets such as Taiwan, Indonesia, Malaysia, South Korea, and Australia, but excluding China and India. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future development and commercial milestone payments, as well as royalties on any future sales of rosiptor within the licensed territory. On September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018. The upfront payment of $25.0 million from Astellas is non-refundable and has been recorded as revenue for the year ended December 31, 2018.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2018, 2017 and 2016:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2018	2017	2016
Research and development	$41,789	$36,267	$28,382
General and administrative	15,835	14,852	9,263

Total operating expenses	$57,624	$51,119	$37,645

Research and Development Expenses

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

Our research and development expenses consisted primarily of costs incurred for the development of rosiptor and other future product candidates. Research and development expenses include:

•	costs associated with research, development and regulatory activities;

•	employee-related expenses, including salaries, benefits, severance, travel and stock-based compensation expense;

•	expenses incurred under agreements with contract research organizations, or CROs, and investigative sites that conduct our clinical trials and preclinical studies;

•	the cost of acquiring and manufacturing our products, for preclinical studies and clinical trials;

•	cost incurred in relation to purchase of technology licenses and patent rights;

•	facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, amortization of equipment and leasehold improvements, insurance and supplies; and

•	costs associated with restructuring activities, including clinical trial closing costs and contract termination costs.

The following table summarizes the nature of our research and development expenses for the years ended December 31, 2018, 2017 and 2016:

	YEAR ENDED DECEMBER 31,
	(in thousands of U.S. dollars)
	2018	2017	2016
Clinical development	$17,214	$16,875	$11,358
Personnel related	6,277	5,051	3,232
Manufacture and formulation	11,681	7,226	6,799
Preclinical research	4,216	3,896	3,015
Regulatory and quality	220	822	327
Patents and licenses	582	373	2,656
Facility and overhead	805	885	352
Stock-based compensation	794	1,139	643

Total research and development expenses	$41,789	$36,267	$28,382

Research and development expenses for the year ended December 31, 2018 were $41.8 million compared to $36.3 million for the year ended December 31, 2017. Higher expenditure during the year ended December 31, 2018 was primarily driven by restructuring costs incurred on the halting of all development activities relating to rosiptor offset by a reduction in clinical activities related to our Leadership 301 clinical trial of rosiptor in IC/BPS. We incurred $9.0 million of research and development related restructuring costs for the year ended December 31, 2018 compared to none for the year ended December 31, 2017.

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

For the year ended December 31, 2018, general and administrative expenses of $15.8 million were higher compared to $14.9 million for the year ended December 31, 2017. The increase was primarily the result of restructuring costs. We incurred $1.1 million of general and administrative related restructuring costs for the year ended December 31, 2018 compared to none for the year ended December 31, 2017.

For the year ended December 31, 2017, general and administrative expenses of $14.9 million were higher compared to $9.3 million for the year ended December 31, 2016. The increase was primarily the result of higher personnel related costs and pre-commercial and market assessment activities.

Other income, net

(in thousands)	DECEMBER 31, 2018	DECEMBER 31, 2017	DECEMBER 31, 2016
Interest income	$1,563	$998	$619
Foreign exchange losses	(75)	(19)	(13)
Change in fair value of derivative liability	—	—	81
Miscellaneous expenses	(445)	(39)	(43)

Total other income, net	$1,043	$940	$644

Interest income increased during the year ended December 31, 2018 compared to 2017 as a result of increase in interest rates offset by a reduction in cash and investment balances during the year ended December 31, 2018. Interest income increased during the year ended December 31, 2017 compared to 2016 as a result of higher cash and investment balances.

Foreign exchange losses for the years ended December 31, 2018, 2017 and 2016 were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

There was no change in fair value of derivative liability for the years ended December 31, 2018 and 2017, as we did not have any derivative liability as of December 31, 2018 or December 31, 2017. The change in fair value of derivative liability for the year ended December 31, 2016 resulted from the change in fair value of a warrant issued to Silicon Valley Bank, or SVB, under the terms of a loan agreement. The warrant was being re-measured at each balance sheet date. In September 2016, SVB exercised the warrant on a cashless basis as provided for under the warrant agreement, and as a result we issued 3,001 shares of common stock to SVB as net settlement for the exercise of the warrant.

Miscellaneous expenses during the year ended December 31, 2018 increased in comparison to 2017 as a result of loss on disposal of property and equipment related to the closing of the San Bruno office. Miscellaneous expenses for the years ended December 31, 2017 and 2016 were primarily normal recurring bank charges.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon the issuance of common and preferred stock to fund our operations. Our operating activities used $31.6 million, $44.7 million and $30.2 million of cash flows during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $230.1 million, working capital of $72.5 million, and cash and cash equivalents of $76.9 million. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2018, 2017 and 2016:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2018	2017	2016
Net cash (used in) provided by:
Operating activities	$(31,577)	$(44,718)	$(30,226)
Investing activities	55,951	64,011	(48,058)
Financing activities	570	423	71,112

	24,944	19,716	(7,172)
Effect of exchange rate changes	(48)	15	(53)

Net change in cash and cash equivalents	$24,896	$19,731	$(7,225)

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2018 decreased compared to the year ended December 31, 2017 due to the recognition of the non-refundable upfront payment received from Astellas in June 2018 partly offset by higher operating expenses. Net cash used in operating activities for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 due to higher operating expenses as described above.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the years ended December 31, 2018 and 2017 resulted from the maturity of short and long-term investments. Net cash used in investing activities for the year ended December 31, 2016 resulted from the investment of the cash proceeds received from the public offering of common shares in September 2016. Net cash used in investing activities for 2016 included the purchase and sale of short and long-term investments as we invested the proceeds from our financing activities into liquid, high quality securities in accordance to our investment policy, which focuses on the preservation of principal and maintenance of liquidity.

Net cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 resulted from the proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2016 resulted from the public offering of common shares in September 2016 for gross proceeds of $75.4 million, before underwriting discounts, commissions and offering expenses of $4.7 million, and proceeds from the exercise of stock options of $0.4 million.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months and we anticipate that we will need to raise substantial financing in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•	the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2018:

(in thousands)	TOTAL	2019	2020	2021
Operating lease obligations(1)	$978	$362	$336	$280
Capital lease obligations	15	9	6	—

	$993	$371	$342	$280

1.

We have a lease agreement for approximately 10,946 square feet of office space in Canada which was effective on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, we took over a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expires June 30, 2019. The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2018 daily closing exchange rate of US$0.73303.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities, stock-based compensation and derivative liabilities. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to, employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs and investigative sites that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, cost incurred in relation to purchase of technology licenses and patent rights, facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations. Restructuring costs associated with the termination of research and development programs and related employees are included in research and development costs.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. We account for forfeitures as they occur. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant-date fair values.

We estimate the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk-free interest rate used in the model. Prior to our initial public offering (IPO) in March 2014 our common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of our common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation is used.

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

On June 27, 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating rosiptor for the treatment of IC/BPS failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As a result, we have no further performance obligations under the agreement. The $25.0 million upfront payment is nonrefundable and the full amount was recorded as revenue for the year ended December 31, 2018. On September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018.

Recent Accounting Pronouncements

We adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and identify performance obligations that are distinct. We then recognize as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements on the date of adoption as we did not have any revenue generating arrangements prior to January 1, 2018. During the year ended December 31, 2018, we recognized revenue earned under a license and collaboration agreement (see License and collaboration agreement above).

We adopted FASB ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018 which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU did not have a material impact on our consolidated financial statements as we do not currently hold any equity securities and we have not elected the fair value option for any of our financial liabilities.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. We will adopt this standard on January 1, 2019 using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (ASC 840) and the disclosures will be in accordance with ASC 840. We will elect to apply the “package of practical expedients”, which permits us not to reassess under ASU 2016-02 our prior conclusions about lease identification, lease classification and initial direct costs and the practical expedient to not separate non-lease components from the associated lease component. The adoption of ASU 2016-02 will result in the recognition of right-of-use assets of $0.2 million and lease liabilities of $0.5 million and derecognition of the deferred rent liability of $0.3 million for our operating leases in the consolidated balance sheets and will not have a material impact to our consolidated statements of operations.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy have been eliminated, but disclosures for Level 3 fair value measurements have been modified and added to. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018.

Segment Reporting

We view our operations and manage our business in one segment, which is the development of novel therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers.

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

This annual report does not include an attestation report of the company’s registered public accounting firm due to rules of the Securities and Exchange Commission for “emerging growth companies”. Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. It is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, we might have identified material weaknesses and significant deficiencies in our internal controls. However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. As of December 31, 2018, we had holdings in U.S. government securities of $51.9 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of December 31, 2018.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. Foreign exchange losses for the years ended December 31, 2018, 2017 and 2016 were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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
Canada

www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Aquinox Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aquinox Pharmaceuticals, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholder’s equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 7, 2019

We have served as the Company’s auditor since 2007.

AQUINOX PHARMACEUTICALS, INC.

Consolidated balance sheets

(In thousands of U.S. dollars, except share amounts)

	DECEMBER 31, 2018	DECEMBER 31, 2017
Assets
Current assets
Cash and cash equivalents (Note 3)	$76,928	$52,032
Short-term investments (Note 13)	—	56,053
Receivables, prepayments and deposits	237	740

Total current assets	77,165	108,825
Property and equipment, net (Note 4)	400	905
Long-term prepayments and deposits	53	599

Total assets	$77,618	$110,329

Liabilities
Current liabilities
Accounts payable and other liabilities (Note 5)	$4,627	$10,956

Total current liabilities	4,627	10,956
Other liabilities (Note 6)	319	486

Total liabilities	4,946	11,442

Commitments and contingencies (Note 15)
Stockholders’ equity
Share capital:
Common stock — $0.000001 par value — authorized, 50,000,000 as of December 31, 2018 and 2017; issued and outstanding, 23,537,368 as of December 31, 2018 (December 31, 2017 — 23,472,430) (Note 7(a))	—	—
Preferred stock — $0.000001 par value — authorized, 5,000,000 as of December 31, 2018 and 2017; nil issued and outstanding as of December 31, 2018 and 2017 (Note 7(b))	—	—
Additional paid-in capital	302,759	297,459
Accumulated deficit	(230,087)	(198,502)
Accumulated other comprehensive loss	—	(70)

Total stockholders’ equity	72,672	98,887

Total liabilities and stockholders’ equity	$77,618	$110,329

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of operations and comprehensive loss

(In thousands of U.S. dollars, except per share and share amounts)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Revenue (Note 8)	$25,000	$—	$—
Operating expenses
Research and development (Note 10)	41,789	36,267	28,382
General and administrative (Note 10)	15,835	14,852	9,263

Total operating expenses	57,624	51,119	37,645

Loss from operations	(32,624)	(51,119)	(37,645)
Other income, net
Interest expense	(4)	(4)	(1)
Other income, net (Note 9)	1,043	940	644

	1,039	936	643

Net loss	$(31,585)	$(50,183)	$(37,002)

Net loss per common stock — basic and diluted (Note 11)	$(1.34)	$(2.14)	$(1.96)
Basic and diluted weighted average number of common stock outstanding (Note 11)	23,519,508	23,450,315	18,893,515

Comprehensive loss:
Net loss	$(31,585)	$(50,183)	$(37,002)
Other comprehensive income — unrealized gain on available-for-sale securities	70	99	121

Comprehensive loss	$(31,515)	$(50,084)	$(36,881)

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of cash flows

(In thousands of U.S. dollars)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Operating activities
Net loss	$(31,585)	$(50,183)	$(37,002)
Non-cash items and reclassifications:
Change in fair value of derivative liability (Note 9)	—	—	(81)
Stock-based compensation (Note 7(e))	4,698	3,839	1,966
Unrealized foreign exchange loss and others	741	709	185
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	1,041	(905)	(109)
Accounts payable and other liabilities	(6,472)	1,822	4,815

Cash used in operating activities	(31,577)	(44,718)	(30,226)

Investing activities
Purchase of investments	—	(5,995)	(106,442)
Proceeds from maturity of investments	56,000	70,500	59,097
Purchase of property and equipment	(49)	(494)	(713)

Cash provided by (used in) investing activities	55,951	64,011	(48,058)

Financing activities
Proceeds from exercise of stock options	602	438	440
Payment on capital lease obligations	(32)	(15)	(4)
Public offering of common stock (Note 7(c))	—	—	75,368
Public offering costs (Note 7(c))	—	—	(4,692)

Cash provided by financing activities	570	423	71,112

Effect of exchange rate changes on cash and cash equivalents	(48)	15	(53)

Net change in cash and cash equivalents during the year	24,896	19,731	(7,225)
Cash and cash equivalents, beginning of year	52,032	32,301	39,526

Cash and cash equivalents, end of year	$76,928	$52,032	$32,301

Supplemental disclosure of cash flow information:
Interest paid	$4	$4	$1
Interest received	1,684	1,342	695
Non-cash investing and financing activities:
Accrued purchase of property & equipment	$—	$(77)	$77
Accrued offering costs	—	(30)	—
Assets acquired through capital leases	—	—	65
Exercise of warrants on a net settlement basis	—	—	43

The accompanying notes form an integral part of these consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Consolidated statements of stockholders’ equity

(In thousands of U.S. dollars, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2015	17,211,986	$—	$219,986	$(111,276)	$(290)	$108,420
Issuance of common stock, net of share issuance costs of $4,692 (Note 7(c))	6,152,500	—	70,676	—	—	70,676
Options exercised	55,663	—	440	—	—	440
Exercise of warrants	3,001	—	43	—	—	43
Stock-based compensation	—	—	1,966	—	—	1,966
Other comprehensive income	—	—	—	—	121	121
Net loss	—	—	—	(37,002)	—	(37,002)

Balances, December 31, 2016	23,423,150	—	293,111	(148,278)	(169)	144,664

Cumulative effect of adoption of new accounting standard	—	—	41	(41)	—	—

Balances January 1, 2017	23,423,150	—	293,152	(148,319)	(169)	144,664

Options exercised	49,280	—	468	—	—	468
Stock-based compensation	—	—	3,839	—	—	3,839
Other comprehensive income	—	—	—	—	99	99
Net loss	—	—	—	(50,183)	—	(50,183)

Balances, December 31, 2017	23,472,430	—	297,459	(198,502)	(70)	98,887

Options exercised	64,938	—	602	—	—	602
Stock-based compensation	—	—	4,698	—	—	4,698
Other comprehensive income	—	—	—	—	70	70
Net loss	—	—	—	(31,585)	—	(31,585)

Balances, December 31, 2018	23,537,368	$—	$302,759	$(230,087)	$—	$72,672

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

On June 27, 2018, the Company announced that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted. In July 2018, the Company announced a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business. On November 6, 2018, the Company’s Board of Directors approved further restructuring to reduce operating costs. As of the date of this report, the Company does not have any product candidates in clinical development or identified for clinical development. The Company is currently evaluating strategic options.

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

(d) Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates include valuation of stock options, amortization and depreciation, accrual of expenses, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(e) Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

(f) Short-term investments

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as at December 31, 2018 and 2017.

(h) Clinical trial accruals

As part of the process of preparing its consolidated financial statements, the Company is required to estimate expenses resulting from its obligations under contracts with vendors, consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company reflects the appropriate clinical trial expenses in the consolidated financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial.

During the course of a clinical trial, the Company adjusts the rate of clinical trial expense recognition if actual results differ from estimates. The Company prepares estimates of accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. Although the Company does not expect the estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in the Company reporting amounts that are too high or too low for any particular period. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

(i) Taxes

The Company accounts for income taxes using ASC 740, Income Taxes which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, ASC 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the extent of the valuation allowance. ASC 740 clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. ASC 740 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefits that are more than 50% likely of being realized upon ultimate settlement. ASC 740 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements.

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

(j) Revenue recognition

The Company adopted the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. During the second quarter of 2018, the Company entered into a license and collaboration agreement which is under the scope of Topic 606. The Company’s only source of revenue is comprised of amounts earned under this license and collaboration agreement. (See Note 2 (r) Recently issued and recently adopted accounting standards and Note 8. License and collaboration agreement for additional information.)

(k) Research and development costs

Research and development costs are charged to expense as incurred and include items such as: employee related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations and investigative sites that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations. Restructuring costs associated with the termination of research and development programs and related employees are included in research and development costs.

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

(l) Accounting for stock-based compensation

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

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. Prior to the completion of the Company’s initial public offering (IPO) in March 2014, the Company’s common stock was not publicly traded. As a result, the expected volatility assumption is based on industry peer information due to insufficient trading history of the Company’s common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation is used.

(m) Restructuring costs

The Company accounts for restructuring costs in accordance with ASC 420, Exit or Disposal Cost Obligations. ASC 420 specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, except for a liability where employees are required to render service until they are terminated in order to receive termination benefits and will be retained to render service beyond the minimum retention period. A liability for such one-time termination benefits shall be measured initially at the communication date based on the fair value of the liability as of the termination date and recognized ratably over the future service period.

The charges that the Company expects to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ materially. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

(n) Segment reporting

The Company operates in one segment, the development of therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers. The Company has significant Canadian operations but its assets are mostly held in the United States, comprising primarily of cash and cash equivalents and short-term investments of $52,247 as of December 31, 2018 (December 31, 2017 — $96,230), with an immaterial amount of long-lived assets in Canada.

(o) Net loss per common stock

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

(p) Fair value of financial instruments

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

(q) Concentration of credit risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and short-term investments. Cash, cash equivalents and investments are invested in accordance with the Company’s investment policy. The primary objective for the Company’s investment portfolio is the preservation of capital and maintenance of liquidity and includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

(r) Recently issued and recently adopted accounting standards

The Company adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and identifies performance obligations that are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when (or as) the performance obligation is satisfied. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements on the date of adoption as the Company did not have any revenue generating arrangements prior to January 1, 2018. During the year ended December 31, 2018, the Company recognized revenue earned under a license and collaboration agreement.

The Company adopted FASB ASU 2016-01 “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” effective January 1, 2018 which revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amended certain disclosure requirements associated with the fair value of financial instruments. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company does not currently hold any equity securities and the Company has not elected the fair value option for any of our financial liabilities.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” which requires the recognition of right-of-use assets and lease liabilities by lessees for those leases with a lease term of greater than 12 months. Upon the adoption of ASU 2016-02, leases will be recognized and measured using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt this standard on January 1, 2019 using the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. The Company will elect to apply the “package of practical expedients”, which permits it not to reassess under ASU 2016-02 its previous conclusions about lease identification, lease classification and initial direct costs and the practical expedient to not separate non-lease components from the associated lease component. The adoption of ASU 2016-02 will result in the recognition of right-of-use assets of $0.2 million and lease liabilities of $0.5 million and derecognition of the deferred rent liability of $0.3 million for the Company’s operating leases in the consolidated balance sheets and will not have a material impact to the Company’s consolidated statements of operations.

In August 2018, the FASB issued ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy have been eliminated, but disclosures for Level 3 fair value measurements have been modified and added to. ASU 2018-13 is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on the Company’s consolidated financial statements.

(s) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•

the Company has no source of recurring revenue, has an accumulated deficit of $230.1 million as of December 31, 2018, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues its research and development programs;

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

•	the Company’s intellectual property rights may be subject to claims by third parties and can be difficult and costly to protect;

•	the Company may not be able to recruit or retain key employees, including its senior management team;

•	the Company depends on the performance of third parties, including contract research organizations and third-party manufacturers; and

•	the Company faces competition from other pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

3. Cash and cash equivalents

(in thousands)	DECEMBER 31, 2018	DECEMBER 31, 2017
Cash	$25,061	$12,583
Cash equivalents	51,867	39,449

	$76,928	$52,032

4. Property and equipment

	DECEMBER 31, 2018
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$490	$248	$242
Office furniture, equipment and systems	353	195	158

	$843	$443	$400

	DECEMBER 31, 2017
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$715	$259	$456
Office furniture, equipment and systems	725	276	449

	$1,440	$535	$905

5. Accounts payable and other liabilities

(in thousands)	DECEMBER 31, 2018	DECEMBER 31, 2017
Trade accounts payable	$702	$6,016
Accrued clinical/preclinical expenses	3,655	2,667
Accrued compensation and vacation	21	1,553
Other accrued liabilities	249	720

	$4,627	$10,956

6. Other liabilities

(in thousands)	DECEMBER 31, 2018	DECEMBER 31, 2017
Deferred rent liability	$313	$453
Capital lease obligations	6	33

	$319	$486

7. Stockholders’ equity

(a) Common stock

Aquinox Pharmaceuticals, Inc. is authorized to issue 50,000,000 shares of common stock with a par value of $0.000001 per share (December 31, 2017 — 50,000,000). As of December 31, 2018, total number of shares of common stock issued and outstanding was 23,537,368 (December 31, 2017 — 23,472,430).

(b) Preferred stock

Aquinox Pharmaceuticals, Inc. is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share (December 31, 2017 — 5,000,000). As of December 31, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

(c) Public offerings

On September 23, 2016, the Company completed an underwritten public offering of 6,152,500 shares of its common stock at a price to the public of $12.25 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $4.7 million, were $70.7 million.

(d) Stock option plan

On January 27, 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”). The 2014 Plan became effective on the date of the prospectus for the IPO, March 6, 2014. The 2014 Plan is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”). No further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.

As of December 31, 2018, the maximum number of shares of common stock that may be issued under the 2014 Plan was 3,746,778. The number of shares of common stock reserved for issuance under the 2014 Plan will increase by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2018, there were 306,894 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

At December 31, 2018, the number of shares available to be granted under the 2014 Plan was 1,156,378 (December 31, 2017 — 1,110,546).

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2017	2,069,167	$12.18	7.76	$3,187
Options granted	2,056,640	9.09
Options exercised	(64,938)	9.28
Options expired	(520)	10.56
Options forfeited	(1,163,055)	14.70

Outstanding at December 31, 2018	2,897,294	$9.04	7.96	$—

Exercisable as of December 31, 2018	1,202,066	$11.03	6.13	$—

During the year ended December 31, 2018, the Company granted 1,951,640 stock options to employees and 105,000 stock options to non-employee directors. The stock options granted to employees during the year ended December 31, 2018 have exercise prices per share ranging from $2.61 to $16.55 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. In the event of a change in control, the unvested options of the August and November 2018 grants will vest immediately if the employee has been terminated without cause within twelve months prior to the change in control or if within twelve months of the change in control the employee is terminated without cause. If a change in control does not occur within the twelve months prior to an employee being terminated without cause, the options will continue to vest until the earlier of the change in control or one year from the date of being terminated without cause. The stock options granted to non-employee directors during the year ended December 31, 2018 have an exercise price per share of $13.10 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the year ended December 31, 2018, 64,938 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.3 million.

(e) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Expected volatility	80%	84%	82%
Expected dividends	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00
Risk free rate	2.80%	1.90%	1.24%
Weighted average grant-date fair value of stock options	$6.24	$11.85	$6.11

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

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $4.7 million, $3.8 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $7.8 million and $10.1 million as of December 31, 2018 and December 31, 2017, respectively, which is expected to be recognized over a weighted-average period of 2.79 years (December 31, 2017 — 2.72 years).

8. License and collaboration agreement

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

On June 27, 2018, the Company announced the Phase 3 trial of rosiptor failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As such, the Company will have no further performance obligations under the agreement. On September 4, 2018, Astellas provided notice to the Company that it was terminating the exclusive license and collaboration agreement between the Company and Astellas effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018. The $25.0 million upfront payment from Astellas is non-refundable and the full amount was recorded as revenue for the year ended December 31, 2018.

9. Other income, net

	YEARS ENDED DECEMBER 31,
(in thousands)	2018	2017	2016
Interest income	$1,563	$998	$619
Foreign exchange losses	(75)	(19)	(13)
Change in fair value of derivative liability	—	—	81
Miscellaneous expenses (Note 10)	(445)	(39)	(43)

	$1,043	$940	$644

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

Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees are eligible to receive severance payments and outplacement services. The Company estimates that it will incur aggregate restructuring charges of approximately $9.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, severance payments and other employee-related costs. During the year ended December 31, 2018, $5.8 million of the estimated restructuring charges was paid.

The following table shows the total amount expected to be incurred and the liability related to the July 2018 restructuring as at December 31, 2018:

(in thousands)	CLINICAL TRIAL CLOSING COSTS	ONE-TIME EMPLOYEE TERMINATION BENEFITS	CONTRACT TERMINATION COSTS	SAN BRUNO OFFICE CLOSING COSTS	TOTAL EXPENSES
Amounts accrued as at January 1, 2018	$—	$—	$—	$—	$—
Charges for the year	5,703	1,879	1,108	465	9,155
Revised estimates during the year	41	2	187	5	235

Total restructuring costs expected to be incurred	5,744	1,881	1,295	470	9,390
Amounts paid during the year	(2,204)	(1,881)	(1,201)	(470)	(5,756)

Amounts accrued at December 31, 2018	$3,540	$—	$94	$—	$3,634

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees, including its Chief Operating Officer, Mr. Lloyd Mackenzie, effective December 31, 2018. Further reduction of staff may occur in 2019 pending corporate development activities. Affected employees are eligible to receive severance payments and outplacement services. The Company incurred restructuring charges of $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. Substantially all of these charges were paid as at December 31, 2018

The following table shows the total amount expected to be incurred and the liability related to the November 2018 restructuring as at December 31, 2018:

(in thousands)	ONE-TIME EMPLOYEE TERMINATION BENEFITS
Total restructuring costs expected to be incurred	$984
Amounts paid during the year	(922)

Amounts accrued at December 31, 2018	$62

Restructuring costs of $9.0 million is recorded in research and development expenses, $1.1 million in general and administrative expenses and $0.3 million in miscellaneous expenses. The majority of the amounts accrued will be paid by March 31, 2019.

11. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options to purchase 2,897,294 shares, 2,069,167 shares and 1,378,352 shares for years ended December 31, 2018, 2017 and 2016, respectively, from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

12. Income taxes

Income tax recovery varies from the amounts that would be computed by applying the expected Canadian income tax rate (27%) and U.S. income tax rates (27.98%). The combined Canadian and U.S. income tax rates of 27.28% (2017 – 27.89%; 2016 – 27.28%) was applied to loss before income taxes as shown in the following table:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Computed taxes at combined Canadian and U.S. tax rates	(27.3)%	(27.9)%	(27.3)%
Change in tax rate	(0.1)	(3.6)	—
Non-deductible expenses	3.3	2.2	1.8
Research and development credits	(1.6)	(0.9)	(3.5)
Change in valuation allowance	24.8	25.4	28.4
Effect of the U.S. Tax Cuts and Jobs Act	—	4.6	—
Other	0.9	0.2	0.6

Income tax recovery	—	—	—

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

(in thousands)	YEARS ENDED DECEMBER 31,
Net loss before taxes:	2018	2017	2016
Canada	$(22,477)	$(43,758)	$(31,737)
U.S.	(9,108)	(6,425)	(5,265)

Total	$(31,585)	$(50,183)	$(37,002)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows:

(in thousands)	DECEMBER 31, 2018	DECEMBER 31, 2017
Canadian net operating losses	$40,252	$35,605
U.S. net operating losses	5,588	3,749
Research and development deductions and credits	9,588	8,234
Other	1,797	1,810
Less: valuation allowance	(57,225)	(49,398)

Net deferred income tax assets	$—	$—

At December 31, 2018, the Company had Canadian net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $149.1 million (December 31, 2017 — approximately $131.9 million) expiring commencing in 2025 through 2038, and U.S. net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $21.8 million (December 31, 2017 — approximately $15.2 million), of which approximately $14.6 million (December 31, 2017 — approximately $8.0 million) arose in California.

The Company also had unclaimed Canadian tax deductions with no expiry for scientific research and experimental development expenditures of approximately $19.7 million at December 31, 2018 (December 31, 2017 — approximately $16.8 million). In addition, at December 31, 2018, the Company had approximately $5.2 million (December 31, 2017 — approximately $4.5 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2019 through 2037.

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

13. Financial instruments

Securities classified as available for sale

The Company has no short-term investments as of December 31, 2018. The Company’s short-term investments as of December 31, 2017 consist of available-for-sale securities as follows:

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

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities. The Company holds short investments that are classified as available-for-sale securities, which are measured at fair value determined on a recurring basis according to the fair value hierarchy.

The following table presents the fair value of our financial instruments that are measured at fair value on a recurring basis:

(in thousands)	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	OTHER OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT UN-OBSERVABLE INPUTS (LEVEL 3)	TOTAL
BALANCES — December 31, 2017
Short-term investments — U.S. treasury securities	$56,053	$—	$—	$56,053

	$56,053	$—	$—	$56,053

The Company did not have any short-term investments as of December 31, 2018.

Level 1 instruments, which include investments that are valued based on quoted market prices in active markets, consisted of U.S. treasury securities.

Level 2 instruments include investments for which all significant inputs are observable. The Company had no Level 2 investments at December 31, 2018 and December 31, 2017.

Level 3 instruments include investments for which significant inputs to the fair value of the assets or liabilities are unobservable and are supported by little or no market activity. The Company had no Level 3 investments at December 31, 2018 and December 31, 2017. There were no transfers between Levels 1, 2, and 3 during the years ended December 31, 2018 and December 31, 2017.

Total gains for securities were $1.0 million, $0.9 million and $0.6 million for the years ending December 31, 2018, 2017 and 2016, respectively.

14. License and patent agreements

The Company has an agreement with Biolipox AB of Sweden for patent rights relating exclusively or principally to a specific class of compounds, which include rosiptor. The terms of the agreement required the Company to pay CAD $50,000 immediately, CAD $250,000 in shares of common stock upon the first submission to the FDA of an Investigational New Drug (IND) for a compound from the acquired class of compounds, and CAD $3.0 million upon the advancement of one of the compounds from the acquired class of compounds into a Phase 3 clinical trial. Certain other milestone payments, totaling CAD $1.5 million are payable upon the first commercial sale following regulatory approval of the first compound in each of the United States, Europe and Japan. There are no royalty payments due under this agreement. In June 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of the milestone related to the first submission to the FDA of an IND for rosiptor. A CAD $3.0 million milestone payment was paid in November 2016 as a result of the advancement of rosiptor into a Phase 3 clinical trial

The Company has an exclusive license agreement with the University of British Columbia for a worldwide license to certain small molecule compounds and pharmaceutical compositions that are modulators of SHIP1 activity. The agreement expires at the earlier of the last expiry of any patent obtained related to the technology or through enactment of one of the termination clauses stipulated in the agreement. The Company paid annual maintenance fees of CAD $1,000 related to this agreement for the year ended December 31, 2018 (December 31, 2017 – CAD $1,000) and have contingent payments totaling up to CAD $2.2 million for the first drug product and CAD $1.5 million for each subsequent drug product plus low single-digit royalties. The Company does not currently have any product candidates under development that are covered by the UBC license agreement.

The Company has an agreement with the British Columbia Cancer Agency and StemCell Technologies, Inc. for the assignment to the Company of certain patents to technology relating to SHIP1 in return for low single-digit royalty payment on product sales or low double-digit percentage of sublicense revenue. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The Company incurred maintenance fees of CAD $5,000 related to this agreement during the years ended December 31, 2018, 2017 and 2016. The Company does not currently have any product candidates under development that are covered by this agreement.

15. Commitments and contingencies

As at December 31, 2018, the Company has obligations to make future minimum payments with respect to operating leases for office space.

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

The lease agreements contain scheduled rent increases, rent holidays and tenant improvement allowance. As such, the Company has recorded a deferred rent liability of $0.3 million as at December 31, 2018.

The minimum lease payments under the non-cancelable operating leases are payable in the following amounts over the following years.

	2019	2020	2021	Total
Operating lease obligations	$362	$336	$280	$978

	$362	$336	$280	$978

During the years ended December 31, 2018, 2017 and 2016, the Company incurred operating lease costs of $0.7 million, $0.7 million and $0.4 million, respectively.

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

(b) Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

None

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and the information to be included in the 2019 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.	8-K	001-36327	3.1	March 12, 2014

3.2	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.	S-1	333-193615	3.6	February 28, 2014

4.1	Specimen Common Stock Certificate of Aquinox Pharmaceuticals, Inc.	10-Q	001-36327	4.1	May 13, 2014

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.	8-K	001-36327	10.1	September 20, 2016

10.1+	Joint Canadian Stock Option Plan.	S-1	333-193615	10.1	January 28, 2014

10.2+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan.	S-1	333-193615	10.2	January 28, 2014

10.3+	2014 Equity Incentive Plan	S-1	333-193615	10.3	January 28, 2014

10.4+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan	S-1	333-193615	10.4	January 28, 2014

10.5+	Form of Executive Employment Agreement (AQXP Canada)	10-Q	001-36327	10.1	November 4, 2014

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.6+	Form of Agreement Regarding Executive Compensation in U.S. dollars	10-K	001-36327	10.6	March 14, 2016

10.7+	Form of Executive Employment Agreement (AQXP USA)	10-K	001-36327	10.7	March 14, 2016

10.8	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers.	S-1	333-193615	10.5	January 28, 2014

10.9†	Asset Purchase Agreement by and between the Registrant and Biolipox AB, dated August 19, 2009.	S-1	333-193615	10.12	February 28, 2014

10.10+	Form of Executive Employment Agreement Amendment (AQXP Canada)	10-Q	001-36327	10.1	November 7, 2018

10.11+	Executive Employment Agreement Amendment for David Main	10-Q	001-36327	10.2	November 7, 2018

10.15	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.	8-K	001-36327	10.1	February 10, 2016

10.16†	Exclusive License and Collaboration Agreement by and between Aquinox Pharmaceuticals (Canada), Inc. and Astellas US LLC, effective as of May 9, 2018.	10-Q	001-36327	10.1	August 8, 2018

10.17	Early Termination Agreement by and between Aquinox Pharmaceuticals (Canada), Inc. and Astellas US LLC, effective as of November 8, 2018					X

21.1	List of subsidiaries of the Registrant.	S-1	333-193615	21.1	January 28, 2014

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X

101.INS	Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

Aquinox Pharmaceuticals, Inc.

Date: March 7, 2019	By:	/s/ David J. Main
David J. Main President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Main David J. Main	Director, President & Chief Executive Officer (Principal Executive Officer)	March 7, 2019

/s/ Kamran Alam Kamran Alam	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2019

/s/ Gary Bridger Gary Bridger	Director	March 7, 2019

/s/ Daniel Levitt Daniel Levitt	Director	March 7, 2019

/s/ Richard Levy Richard Levy	Director	March 7, 2019

/s/ Kelvin Neu Kelvin Neu	Director	March 7, 2019

/s/ Sean Nolan Sean Nolan	Director	March 7, 2019

/s/ Robert Pelzer Robert Pelzer	Director	March 7, 2019

/s/ Todd Simpson Todd Simpson	Director	March 7, 2019