Form 10-K/A
period 2018-12-31
AQUINOX PHARMACEUTICALS, INC
filed 2019-04-15
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

There were 23,537,368 shares of the registrant’s Common Stock issued and outstanding as of April 15, 2019.

AQUINOX PHARMACEUTICALS, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

EXPLANATORY NOTE

Aquinox Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14) because our definitive proxy statement will not be filed within 120 days after December 31, 2018, the end of the fiscal year covered by our Annual Report on Form 10-K.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Background of Directors and Executive Officers

Directors

Set forth below are the name and age of each of our current directors, as of March 31, 2019, and the positions held by each director with us, each director’s principal occupation and business experience during the last five years, and the year of the commencement of each director’s term as a director. Additionally, for each director, included below is information regarding the specific experience, qualifications, attributes and skills that contributed to the decision of the Board of Directors of the Company to nominate such director for election as a director and the names of other publicly held companies of which such director serves or has served as a director in the previous five years. There is no family relationship between any of our directors, director nominees or executive officers. Except as otherwise disclosed below, no director was selected as a director or nominee pursuant to any arrangement or understanding.

Name	Age	Director Since	Position
David Main	54	December 2005	Co-Founder, President and Chief Executive Officer and Chairman of the Board, Aquinox
Robert Pelzer	65	July 2013	Lead Independent Director
Daniel Levitt	71	July 2008	Director
Richard Levy	61	March 2017	Director
Gary Bridger	56	October 2013	Director
Kelvin Neu	45	March 2017	Director
Todd Simpson	58	January 2014	Director
Sean Nolan	51	February 2015	Director

David J. Main, one of our co-founders, has served as our President, Chief Executive Officer, and a member of our Board of Directors since December 2005 and as Chairman of our Board of Directors since January 2014. From September 1996 to June 2005, Mr. Main held various positions at INEX Pharmaceuticals Corp., a biopharmaceutical company, serving as President and Chief Executive Officer from July 1999 to June 2005 and as Vice President, Corporate Development from September 1996 to July 1999. While President and Chief Executive Officer, Mr. Main led the transformation of INEX from a research driven to a product focused biopharmaceutical company, advancing product development to the NDA stage and securing several significant pharmaceutical partnerships and over $100 million in equity financings. From 1990 to 1996, Mr. Main held various positions at QLT Inc., a pharmaceutical company, most recently serving as Vice President. Mr. Main was formerly a licensed pharmacist at the Royal Columbian Hospital in New Westminster, B.C. Mr. Main holds a B.Sc. in Pharmacy and an M.B.A. from the University of British Columbia. Mr. Main previously served on the board of directors of LifeSciences BC and BIOTECanada, non-profit industry associations. Mr. Main also serves on the board of directors for Accel-RX, a not-for-profit Canadian industry association, and Discovery Parks Trust, a not-for-profit association, and most recently, bio.org, a U.S. industry association.

The Nominating and Corporate Governance Committee believes that Mr. Main is qualified to serve on our Board of Directors because he is a co-founder, our Chief Executive Officer and has extensive experience in the pharmaceutical industry.

Robert Pelzer has served as a member of our Board of Directors since June 2013. From September 2008 to December 2013, Mr. Pelzer served as President of Novartis Corporation, a pharmaceutical company. From 2002 to 2008, Mr. Pelzer served as General Counsel at Novartis Pharma AG, a pharmaceutical company. Prior to 2002, Mr. Pelzer held various positions at DuPont, a chemical company, including serving as General Counsel and Senior Vice President at DuPont Pharmaceuticals from 1998 to 2001. Mr. Pelzer currently serves on the board of directors of Sierra Oncology, Inc., an oncology company, and previously served on the board of directors of Idenix Pharmaceuticals, Inc., a biotechnology company. Mr. Pelzer holds a B.A. in Commerce and an LL.B. from the University of Alberta.

The Nominating and Corporate Governance Committee believes that Mr. Pelzer is qualified to serve on our Board of Directors because of his extensive experience with the healthcare industry.

Daniel Levitt, M.D., Ph.D. has served as a member of our Board of Directors since July 2008. From October 2009 to July 2017, Dr. Levitt served as Executive Vice President and Chief Medical Officer of CytRx Corporation, a biopharmaceutical research and development company. From January 2007 to February 2009, Dr. Levitt served as Executive Vice President, Research and Development of Cerimon Pharmaceuticals, Inc., a biopharmaceutical company. From 2003 to 2006, Dr. Levitt served as Chief Medical Officer and Head of Clinical and Regulatory Affairs of Dynavax Technologies Corporation, a biopharmaceutical company. Dr. Levitt has received ten major research awards and authored or co-authored nearly 200 papers and abstracts. Dr. Levitt holds a B.A. from Brandeis University and an M.D. and a Ph.D. in Biology from the University of Chicago.

The Nominating and Corporate Governance Committee believes that Dr. Levitt is qualified to serve on our Board of Directors because of his extensive experience with biopharmaceutical companies and research and product development.

Richard S. Levy, M.D. has served as a member of our Board of Directors since March 2017. Since December 2016, Dr. Levy has served as a Senior Advisor of Baker Bros. Advisors LP., a registered investment adviser focused on long-term investments in life-sciences companies on behalf of major university endowments and foundations. From January 2009 to April 2016, Dr. Levy served as Executive Vice President and Chief Drug Development Officer of Incyte Corporation, a pharmaceutical company, where he previously served as Senior Vice President of Drug Development from August 2003 to January 2009. Prior to joining Incyte, Dr. Levy served as Vice President, Biologic Therapies, at Celgene Corporation, a biopharmaceutical company, from 2002 to 2003. From 1997 to 2002, Dr. Levy served in various executive positions with DuPont Pharmaceuticals Company, first as Vice President, Regulatory Affairs and Pharmacovigilance, and thereafter as Vice President, Medical and Commercial Strategy. Dr. Levy served at Sandoz, a predecessor company of Novartis, from 1991 to 1997 in positions of increasing responsibility in clinical research and regulatory affairs. Prior to joining the pharmaceutical industry, Dr. Levy served as an Assistant Professor of Medicine at the UCLA School of Medicine. Dr. Levy currently serves on the Board of Directors of Madrigal Pharmaceuticals, Inc. Dr. Levy is Board Certified in Internal Medicine and Gastroenterology and received his A.B. in Biology from Brown University, his M.D. from the University of Pennsylvania School of Medicine and completed his training in Internal Medicine at the Hospital of the University of Pennsylvania and a fellowship in Gastroenterology and Hepatology at UCLA.

The Nominating and Corporate Governance Committee believes that Dr. Levy is qualified to serve on our Board of Directors because of his more than 25 years’ experience in the pharmaceutical and biotechnology industries through his prior positions at Incyte, Celgene, DuPont Pharmaceuticals and Novartis, his extensive clinical research, regulatory and product development skills, his work in multiple therapeutic areas and his affiliation with one of our significant stockholders.

Gary Bridger, Ph.D. has served as a member of our Board of Directors since October 2013. From February 2015 to December 2017, Dr. Bridger served as a consultant to Xenon Pharmaceuticals Inc., a biopharmaceutical company, where he previously served as the Executive Vice President of Research and Development from January 2013 to February 2015. From October 2013 to October 2015, Dr. Bridger served as a Managing Director at Five Corners Capital Inc. From June 2010 to June 2012, Dr. Bridger served as a venture partner at Venture West Capital Management, a venture capital firm. From November 2006 to December 2007, Dr. Bridger served as Senior Vice President of Research and Development of Genzyme Corporation, a biotechnology company, which was acquired by Sanofi, S.A. In June 1996, Dr. Bridger co-founded AnorMED Inc., a biopharmaceutical company, and was its Vice President of Research and Development and Chief Scientific Officer from 2000 until its acquisition by Genzyme in November 2006. Dr. Bridger previously served on the board of directors of Alder BioPharmaceuticals, Inc., a biopharmaceutical company. Dr. Bridger currently serves on the Board of Directors of X4 Pharmaceuticals and the scientific advisory board of Alectos Therapeutics Inc., a biopharmaceutical company. Dr. Bridger holds a Ph.D. in Organic Chemistry from the University of Manchester Institute of Science and Technology.

The Nominating and Corporate Governance Committee believes that Dr. Bridger is qualified to serve on our Board of Directors because of his extensive experience with biopharmaceutical companies and the venture capital industry.

Kelvin Neu, M.D. has served as a member of our Board of Directors since March 2017. Dr. Neu is a Partner at Baker Bros. Advisors LP. Dr. Neu currently serves on the board of directors of Idera Pharmaceuticals, Inc., a biopharmaceutical company, and previously served on the board of directors of XOMA Corporation. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology, and an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Prior to attending Princeton, Dr. Neu served for two and a half years in the military of his native Singapore.

The Nominating and Corporate Governance Committee believes Dr. Neu is qualified to serve on our Board of Directors because of his scientific background, affiliation with one of our significant stockholders and knowledge of our industry.

Todd Simpson has served as a member of our Board of Directors since January 2014. Since October 2005, Mr. Simpson has served as the Chief Financial Officer of Seattle Genetics, Inc., a biotechnology company. Previously, Mr. Simpson served from October 2001 to October 2005 as Vice President, Finance & Administration and Chief Financial Officer of Targeted Genetics Corporation, a biotechnology company. From January 1996 to October 2001, Mr. Simpson served as Vice President, Finance & Administration and Chief Financial Officer of Aastrom Biosciences, Inc., a biotechnology company. From August 1995 to December 1995, he served as Treasurer of Integra LifeSciences Corporation, a biotechnology company, which acquired Telios Pharmaceuticals, Inc., in August 1995. From 1992 until its acquisition by Integra, he served as Vice President of Finance and Chief Financial Officer of Telios and in various other finance-related positions. Mr. Simpson is a certified public accountant, and from 1983 to 1992 he practiced public accounting with the firm of Ernst & Young LLP. Mr. Simpson received a B.S. in Accounting and Computer Science from Oregon State University.

The Nominating and Corporate Governance Committee believes that Mr. Simpson is qualified to serve on our Board of Directors because of his extensive experience with biotechnology and pharmaceutical companies and his extensive knowledge of accounting principles and financial reporting rules and regulations, tax compliance and oversight of the financial reporting processes of publicly traded corporations.

Sean Nolan has served as a member of our Board of Directors since February 2015. From June 2015 to July 2018, Mr. Nolan served as President, Chief Executive Officer and member of the board of directors of AveXis Inc., a biotechnology company, until AveXis was acquired by Novartis. From February 2013 to April 2015, Mr. Nolan served as Executive Vice President and Chief Business Officer of InterMune, Inc., a pharmaceutical company. From August 2011 to December 2012, Mr. Nolan served as Vice President and Chief Commercial Officer at Reata Pharmaceuticals Inc., a pharmaceuticals company. From May 2009 to November 2010, Mr. Nolan served as Chief Commercial Officer and President of Lundbeck Inc., the U.S. entity of H. Lundbeck, a Danish pharmaceuticals company. From 2004 to 2009, Mr. Nolan served in a number of executive positions including VP Marketing and Sales Operations, VP CNS Business Unit and VP Global Product Development at Ovation Pharmaceuticals until the company’s acquisition by H. Lundbeck in March 2009. Mr. Nolan holds a B.S. in Biology from John Carroll University.

The Nominating and Corporate Governance Committee believes that Mr. Nolan is qualified to serve on our Board of Directors because he has extensive experience in the biopharmaceutical industry.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 31, 2019. Biographical information with regard to Mr. Main is presented under Directors above.

Name	Age	Position(s)
Kamran Alam	45	Chief Financial Officer, Vice President, Finance

Kamran Alam has served as our Chief Financial Officer and Vice President, Finance since August 2011. From June 2010 to August 2011, Mr. Alam served as Senior Director, Business Development of Sirius Genomics Inc., a biotechnology company. From October 2008 to June 2010, Mr. Alam served as Director, Business Development of the Centre for Drug Research and Development, a drug development and commercialization center. From January 2007 to October 2008, Mr. Alam served as Senior Manager, Business Development of Angiotech Pharmaceuticals, Inc., a pharmaceutical company. From 2004 to 2007, Mr. Alam served as Manager, Business Development of AnorMED Inc., a chemistry-based biopharmaceutical company. From 1998 to 2000, Mr. Alam worked in the life sciences practice group of PriceWaterhouseCoopers LLP, a global accounting and auditing firm where he obtained his Chartered Accountant designation, and gained valuable experience in the financing, auditing and tax structuring of a number of biotechnology and technology companies. Mr. Alam holds a B.Sc. in Cell Biology and Genetics from the University of British Columbia and an M.B.A. in International Business and Strategy from the University of Victoria and is a Chartered Professional Accountant, Chartered Accountant (CPA, CA).

Code of Ethics

The Company has adopted the Aquinox Code of Business Conduct and Ethics that applies to all officers, directors, employees and individuals engaged by the Company as independent contractors. The Code of Business Conduct and Ethics is available on the Company’s website at http://investor.aqxpharma.com/corporate-governance. If the Company makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, the Company will promptly disclose the nature of the amendment or waiver on its website.

Corporate Governance Guidelines

Our Board of Directors has adopted Corporate Governance Guidelines to assure that the Board of Directors will have the necessary authority and practices in place to review and evaluate the Company’s business operations as needed and to make decisions that are independent of the Company’s management. The guidelines are also intended to align the interests of directors and management with those of the Company’s stockholders. The Corporate Governance Guidelines set forth the practices the Board of Directors intends to follow with respect to board composition and selection, board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and board committees and compensation. The Corporate Governance Guidelines, as well as the charters for the Audit, Compensation and Nominating and Corporate Governance committees of the Board of Directors, may be viewed at http://investor.aqxpharma.com/corporate-governance.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The primary functions of this committee include:

•	direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors (our independent auditors report directly to the Audit Committee);

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•	preparation of the Audit Committee report that the SEC requires to be included in our annual proxy statement;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Audit Committee is currently composed of three directors: Mr. Nolan, Mr. Pelzer and Mr. Simpson. The Audit Committee met four times during 2018. The Board of Directors has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://investor.aqxpharma.com/corporate-governance.

The Board of Directors reviews the Nasdaq Stock Market LLC (“Nasdaq”) listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act). Our Board of Directors also determined that each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements.

The Board of Directors has also determined that Mr. Simpson qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Simpson’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for a public reporting company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2018, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Our named executive officers (the “NEOs”) for the year ended December 31, 2018, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	David J. Main, Chief Executive Officer and President;

•	Kamran Alam, Chief Financial Officer and Vice President, Finance; and

•	Lloyd Mackenzie, former Chief Operating Officer.

SUMMARY COMPENSATION TABLE

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the years ended December 31, 2018, 2017 and 2016.

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
David J. Main	2018	535,000	—	3,413,647	(3)	267,500	(4)	10,139	(2)	4,226,286
Chief Executive	2017	510,000	—	2,289,339		240,975		—		3,040,314
Officer and President	2016	460,000	—	663,030		195,500		—		1,318,530
Kamran Alam	2018	365,000	—	1,262,777	(3)	127,750	(4)	—		1,755,527
Chief Financial Officer	2017	335,000	—	989,984		105,525		—		1,430,509
and Vice President, Finance	2016	276,250	—	221,010		82,184		—		579,444
Lloyd Mackenzie	2018	380,442	—	1,152,576	(3)	127,750	(4)	276,671	(5)	1,937,439
Former Chief Operating Officer

(1)	Our NEOs were employed and compensated by our wholly owned subsidiary, Aquinox Pharmaceuticals (Canada) Inc., a corporation under the Canada Business Corporations Act (“AQXP Canada”).
(2)	Includes: (a) $6,122 in paid expenses for tax preparation services and (b) the value of Company paid premiums of $4,017 for long-term care and disability insurance.
(3)

Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts for 2018 reflect the aggregate grant date fair value of each stock option granted in 2018, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K for the year ended December 31, 2018. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our NEOs will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options.

(4)

Represents amounts earned and paid in 2018, under our 2018 incentive compensation plan, which provides our NEOs with an annual incentive compensation payment, subject to achievement of our corporate performance goals and individual achievement. Our 2018 corporate goals initially related to the advancement of our clinical trials and preclinical programs, but were modified, following the failure of our Leadership 301 clinical trial, to relate to the evaluation of strategic alternatives for the Company, which our Board of Directors determined were achieved at the 100% level.

(5)	Includes: (a) $2,921 in paid expenses for tax preparation services and (b) $273,750 in severance payments (see “—Employment Agreements—Lloyd Mackenzie” for additional information).

EMPLOYMENT AGREEMENTS

David J. Main

We entered into an amended employment agreement with Mr. Main effective January 1, 2014, which replaced and superseded Mr. Main’s prior employment agreement, setting forth the terms of Mr. Main’s continued employment as our President and Chief Executive Officer. Mr. Main is eligible to receive an annual bonus of up to 50% of his current base salary, as determined by our Compensation Committee in its discretion and based on the achievement of corporate and individual performance goals. In August 2018, we entered into an amendment to Mr. Main’s employment agreement, which modified certain benefits following a termination, as described below under “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.”

Kamran Alam

We entered into an amended employment agreement with Mr. Alam effective January 1, 2014, which replaced and superseded Mr. Alam’s prior employment agreement, setting forth the terms of Mr. Alam’s continued employment as our Vice President, Finance and Chief Financial Officer. Mr. Alam is eligible to receive an annual bonus of up to 35% of his current base salary, as determined by our Compensation Committee in its discretion and based on the achievement of corporate and individual performance goals. In August 2018, we entered into an amendment to Mr. Alam’s employment agreement, which modified certain benefits following a termination, as described below under “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.”

Lloyd Mackenzie

We entered into an amended employment agreement with Mr. Mackenzie effective January 1, 2014, which replaced and superseded Mr. Mackenzie’s prior employment agreement, setting forth the terms of Mr. Mackenzie’s continued employment as our Chief Operating Officer. Mr. Mackenzie was eligible to receive an annual bonus of up to 35% of his current base salary, as determined by our Compensation Committee in its discretion and based on the achievement of corporate and individual performance goals. In August 2018, we entered into an amendment to Mr. Mackenzie’s employment agreement, which modified certain benefits following a termination, as described below under “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.” In connection with our restructuring plan, we reduced our workforce including Mr. Mackenzie, effective December 31, 2018. In November 2018, we entered into a letter agreement with Mr. Mackenzie related to his termination. Pursuant to this letter agreement, Mr. Mackenzie was entitled to nine months of base salary paid as a lump sum, which equated to $273,750, in exchange for a release of claims. Mr. Mackenzie was also awarded 100% of his eligible bonus for 2018, which equated to $127,750.

POTENTIAL PAYMENTS AND ACCELERATION OF  EQUITY UPON TERMINATION OR TERMINATION IN CONNECTION WITH A CHANGE IN CONTROL

Mr. Main, Mr. Alam and Mr. Mackenzie and certain other executive officers may voluntarily resign for any reason by providing us with three months prior notice. We may elect to waive all or a portion of such notice period by paying to such executive his base salary that he would have earned if he had remained employed by us for the full duration of such notice period.

If we terminate one of our NEOs and certain other executive officers without cause, or if such executive resigns for good reason in connection with a change in control, such executive will be entitled to receive the following benefits:

•

If Mr. Main is terminated without cause, he will continue to receive his base salary, benefits and continued vesting and extended exercisability of options for a period of 18 months following his termination date, and 150% of his bonus compensation based on the average annual bonus paid over the prior three-year period. If Mr. Main secures employment prior to the end of such severance period, his salary continuation payments will be reduced by 50% for the remainder of such period; provided, however that Mr. Main shall have no duty to mitigate the loss of his employment. In addition, if Mr. Main resigns his employment for good reason within 12 months following a change in control, he will continue to receive his base salary and benefits for a period of 18 months following his termination date, 12-months bonus pay to the date of termination that is calculated based on the average annual bonus paid over the prior three-year period, and 100% of his then-unvested options will vest as of his termination date.

•

If Mr. Alam is terminated without cause, he will be entitled to receive his base salary and benefits for a period of nine months following his termination date. If Mr. Alam secures employment prior to the end of such severance period, his salary continuation payments will be reduced by 50% for the remainder of such period; provided, however that Mr. Alam shall have no duty to mitigate the loss of his employment. In addition, if Mr. Alam resigns his employment for good reason within 12 months following a change in control, he will continue to receive his base salary and benefits for a period of 12 months following his termination date, 12-months bonus pay to the date of termination that is calculated based on the average annual bonus paid over the prior three-year period, and 100% of his then-unvested options will vest as of his termination date.

•

If Mr. Mackenzie is terminated without cause, he will be entitled to receive his base salary and benefits for a period of nine months following his termination date. If Mr. Mackenzie secures employment prior to the end of such severance period, his salary continuation payments will be reduced by 50% for the remainder of such period; provided, however that Mr. Mackenzie shall have no duty to mitigate the loss of his employment. In addition, if Mr. Mackenzie resigns his employment for good reason within 12 months following a change in control, he will continue to receive his base salary and benefits for a period of 12 months following his termination date, 12-months bonus pay to the date of termination that is calculated based on the average annual bonus paid over the prior three-year period, and 100% of his then-unvested options will vest as of his termination date.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2018.

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)	Option Exercise Price ($)	Option Expiration Date
David J. Main	6/11/2010	72,916	—	5.76	6/10/2020
	11/11/2011	93,750	—	5.76	11/10/2021
	10/31/2013	62,499	—	12.67	10/30/2023
	5/8/2014	65,000	—	10.10	5/7/2024
	3/12/2015	60,937	4,063	12.03	3/11/2025
	3/10/2016	82,500	37,500	8.08	3/9/2026
	3/8/2017	80,936	104,064	17.35	3/7/2027
	3/9/2018	—	225,000	16.55	3/8/2028
	8/7/2018	—	415,000	3.07	8/6/2028
Kamran Alam	5/30/2012	2,170	—	5.76	5/29/2022
	10/31/2013	23,958	—	12.67	10/30/2023
	5/8/2014	31,250	—	10.10	5/7/2024
	3/12/2015	23,437	1,563	12.03	3/11/2025
	3/10/2016	27,500	12,500	8.08	3/9/2026
	3/8/2017	35,003	44,997	17.35	3/7/2027
	3/9/2018	—	75,000	16.55	3/8/2028
	8/7/2018	—	195,000	3.07	8/6/2028

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(2)	Option Exercise Price ($)	Option Expiration Date
Lloyd Mackenzie	11/11/2011	1,872	—	5.76	11/10/2021
	10/31/2013	9,765	—	12.67	10/30/2023
	5/8/2014	25,000	—	10.10	5/7/2024
	3/12/2015	23,437	—	12.03	3/11/2025
	3/10/2016	24,062	—	8.08	3/9/2026
	3/8/2017	21,878	—	17.35	3/7/2027
	8/7/2018	—	145,000	3.07	8/6/2028

(1)

The shares subject to the stock options vest as follows: 25% of the shares underlying the options vest on the one-year anniversary of the vesting commencement date and thereafter 1/48th of the shares vest each month, subject to continued service with us through each vesting date.

(2)

Options are subject to accelerated vesting upon a change in control, as described under “Potential Payments and Acceleration of Equity upon Termination or Termination in Connection with a Change in Control.”

DIRECTOR COMPENSATION

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during 2018. Mr. Main, our only employee director, received no additional compensation for his Board service during 2018.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Gary Bridger	46,667	143,927	190,594
Daniel Levitt	49,000	143,927	192,927
Richard Levy	49,000	143,927	192,927
Kelvin Neu	46,667	143,927	190,594
Sean Nolan	54,583	143,927	198,510
Robert Pelzer	86,500	143,927	230,427
Todd Simpson	62,917	143,927	206,884

(1)

Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each stock option granted in the year ended December 31, 2018, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K for the year ended December 31, 2018. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options. The table below lists the aggregate number of shares subject to outstanding option awards held by each of our non-employee directors.

(2)	The shares subject to these awards vest in a series of twelve successive equal monthly installments measured from the vesting commencement date.

Name	Number of Shares Subject to Outstanding Options as of December 31, 2018
Gary Bridger	44,833
Daniel Levitt	52,645
Richard Levy(3)	33,000
Kelvin Neu(3)	33,000
Sean Nolan	41,500
Robert Pelzer	51,343
Todd Simpson	44,833

(3)

Each of Dr. Levy and Dr. Neu serve on our Board as representatives of 667, L.P. (“667”) and Baker Brothers Life Sciences, L.P. (“Life Sciences”, and together with 667, the “Funds” and their affiliates). Pursuant to the policies of the Funds, neither Dr. Levy nor Dr. Neu have any right to any of our securities issued as part of service on the Board and the Funds are entitled to receive all the pecuniary interest in the securities issued. The Funds each own an indirect proportionate pecuniary interest in the options listed above.

Non-employee directors receive the following cash compensation for service on our Board of Directors and committees of our Board of Directors, as applicable, payable in equal monthly installments, in arrears:

•	$40,000 per year for service as a member of our Board of Directors;

•	$25,000 per year for service as our Lead Independent Director;

•	$20,000 per year for service as the chair of the Audit Committee and $8,000 per year for service as a member (other than as chair) of the Audit Committee;

•	$15,000 per year for service as the chair of the Compensation Committee and $7,000 per year for service as a member (other than as chair) of the Compensation Committee;

•

$8,000 per year for service as the chair of the Nominating and Corporate Governance Committee and $5,000 per year for service as a member (other than as chair) of the Nominating and Corporate Governance Committee; and

•	$4,000 per year for service as a member (including as chair) of the Science and Technology Committee.

We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board of Directors and committee meetings. In addition, our non-employee directors receive $500 additional cash compensation for in-person meetings of our Board of Directors attended at our headquarters. Employee directors do not receive additional compensation for service on our Board of Directors.

In addition, each newly appointed non-employee director will be granted an option to purchase 22,000 shares of our common stock. These options will vest on a three-year, annual vesting schedule. Additionally, on the date of each annual meeting, each person who is elected or appointed and each director who continues to serve as a director immediately after such annual meeting shall be granted stock options covering 15,000 shares of our common stock, vesting on a one-year, monthly vesting schedule.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of March 31, 2019 for:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock.

We have based our calculation of beneficial ownership on 23,537,368 shares of common stock outstanding on March 31, 2019. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Shares of common stock issuable under options or warrants that are exercisable within 60 days after March 31, 2019 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Aquinox Pharmaceuticals, Inc. 450-887 Great Northern Way, Vancouver, B.C., Canada V5T 4T5.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Named Executive Officers and Directors:
David J. Main(1)	691,526	2.9%
Kamran Alam(2)	179,256	*
Lloyd Mackenzie(3)	106,014	*
Gary Bridger(4)	44,833	*
Daniel Levitt(5)	52,645	*
Richard Levy(6)	27,000	*
Kelvin Neu(6)	27,036	*
Sean Nolan(7)	41,500	*
Robert Pelzer(8)	51,343	*
Todd Simpson(9)	44,833	*
All executive officers and directors as a group (9 persons)(10)	1,159,972	4.7%
Other 5% Stockholders:
Baker Bros. Advisors LP. and Affiliates(11)	10,938,674	46.6%
EcoR1 Capital, LLC(12)	2,265,880	9.6%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.
(1)	Consists of (a) 71,530 shares and (b) 619,996 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(2)	Consists of 179,256 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(3)	Consists of 106,014 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(4)	Consists of 44,833 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(5)	Consists of 52,645 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(6)

Dr. Levy and Dr. Neu serve on our Board of Directors as representatives of 667, L.P. (“667”) and Baker Brothers Life Sciences, L.P. (“Life Sciences”, and together with 667, the “Funds” and their affiliates). Pursuant to the policies of the Funds, neither Dr. Levy nor Dr. Neu have any right to any of our securities issued as part of his service on the Board of Directors and the Funds are entitled to receive all the pecuniary interest in the securities issued. The Funds each own an indirect proportionate pecuniary interest in the stock options. Solely as a result of Felix J. Baker’s and Julian C. Baker’s ownership interest in the general partners of the general partners of the Funds, Felix J. Baker and Julian C. Baker may be deemed to have an indirect pecuniary interest in the stock options (i.e. no direct pecuniary interest).

(7)	Consists of 41,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(8)	Consists of 51,343 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(9)	Consists of 44,833 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019.
(10)

Consists of (a) 71,566 shares held by the directors and executive officers as of March 31, 2019 and (b) 1,088,406 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2019. Mr. Lloyd Mackenzie is excluded from this total as he ceased to be an officer of the Company effective December 31, 2018.

(11)

Based solely on information provided in a Schedule 13D/A filed with the SEC on March 27, 2017. The Schedule 13D/A was filed jointly by the Baker Bros. Advisors LP (the “Adviser”), Baker Bros. Advisors (GP) LLC (the “Adviser GP”), Felix J. Baker and Julian C. Baker, with respect to shares held by the Funds, Felix J. Baker and Julian C. Baker. Pursuant to management agreements, as amended, among the Adviser, the Funds, and their respective general partners, the Adviser has complete and unlimited discretion and authority with respect to the Funds’ investments and voting power over investments. The Adviser GP, Felix J. Baker and Julian C. Baker as managing members of the Adviser GP, and the Adviser may be deemed to be beneficial owners of securities of the Company directly held by the Funds, and may be deemed to have the power to vote or direct the vote of and the power to dispose or direct the disposition of such securities. The address of the foregoing entities and persons is 860 Washington Street, 3rd Floor, New York, New York 10014.

(12)

Based solely on information provided in a Schedule 13G filed with the SEC on February 14, 2019. The Schedule 13G was filed by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”); EcoR1 Capital, LLC (“EcoR1”) and Oleg Nodelman (“Nodelman”) (collectively, the “EcoR1 Filers”). Qualified Fund filed jointly with the other EcoR1 Filers, but not as a member of a group and it expressly disclaims membership in a group. In addition, the Schedule 13G indicates that filing the Schedule 13G on behalf of Qualified Fund should not be construed as an admission that it is, and it disclaims that it is, a beneficial owner, as defined in Rule 13d-3 under the Exchange Act, of any of the shares covered by the Schedule 13G. Each EcoR1 Filer also disclaims beneficial ownership of the shares except to the extent of that person’s pecuniary interest therein. The Schedule 13G reported that (i) EcoR1 had shared voting power with respect to 2,265,880 shares of common stock and shared dispositive power with respect to 2,265,880 shares of common stock, (ii) Nodelman had shared voting power with respect to 2,265,880 shares of common stock and shared dispositive power with respect to 2,265,880 shares of common stock, and (iii) Qualified Fund had shared voting power with respect to 1,892,871 shares of common stock and shared dispositive power with respect to 1,892,871 shares of common stock. The address of the foregoing entities and persons is 409 Illinois Street, San Francisco, CA 94158.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans(3)
Equity compensation plans approved by stockholders(1)	2,897,294	$9.04	1,156,378
Equity compensation plans not approved by stockholders	—	—	—
Total	2,897,294	$9.04	1,156,378

(1)	Includes securities issuable under our Joint Canadian Stock Option Plan (the “2006 Plan”) and 2014 Equity Incentive Plan (the “2014 Plan”).
(2)	Consists of options to purchase 2,590,400 shares of common stock under our 2014 Plan and 306,894 shares of common stock under our 2006 Plan.
(3)

All of such shares of common stock available for issuance under our 2014 Plan. No further shares are available for issuance under the 2006 Plan. Pursuant to the terms of our 2014 Plan, an additional 941,495 shares of common stock were added to the 2014 Plan, effective January 1, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Other than compensation arrangements for our directors and NEOs, which are described elsewhere in this proxy statement, below we describe transactions since January 1, 2018 to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

INDEMNIFICATION AGREEMENTS

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted under Delaware law. In addition, we have entered into an indemnification agreement with each of our directors and our executive officers.

POLICY ON FUTURE RELATED PARTY TRANSACTIONS

We have adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under The Nasdaq Stock Market LLC (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board of Directors consults with the Company’s counsel to ensure that the Board of Director’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board of Directors has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable Nasdaq listing standards: Mr. Nolan, Dr. Levitt, Dr. Bridger, Mr. Pelzer, Dr. Levy, Dr. Neu and Mr. Simpson. In making this determination, the Board of Directors found that none of these directors had a material or other disqualifying relationship with Aquinox. The Board of Directors also considered Dr. Levy’s and Dr. Neu’s roles as Senior Advisor and Partner, respectively, at Baker Bros. Advisors LP, and the relationship we have with Baker Bros. Advisors LP and affiliated entities as significant stockholders in making the determination that each of Dr. Levy and Dr. Neu is independent. Mr. Main, our President, Chief Executive Officer and Chairman, is not an independent director by virtue of his current employment with Aquinox.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has several committees, including an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership and meeting information for 2018 for each such committees:

Name	Audit		Compensation		Nominating and Corporate Governance		Science and Technology Committee
Mr. David J. Main
Dr. Gary Bridger					X		X
Dr. Daniel Levitt			X				X	*
Dr. Richard Levy			X				X
Dr. Kelvin Neu					X		X
Mr. Sean Nolan	X				X	*(1)
Mr. Robert Pelzer	X		X	*
Mr. Todd Simpson	X	*			X	(1)
Total meetings in 2018:	4		4		1		3

*	Committee Chairperson
(1)

Mr. Simpson served as a chairperson of the Nominating and Corporate Governance Committee until March 2018 when Mr. Nolan was appointed as chairperson of the Nominating and Corporate Governance Committee.

Below is a description of such committee of the Board of Directors.

The Board of Directors has determined that each member of each of the above committees meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his individual exercise of independent judgment with regard to the Company.

Audit Committee

The Audit Committee of the Board of Directors was established by the Board of Directors in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee our corporate accounting and financial reporting processes and audits of our financial statements. The primary functions of this committee include:

•	direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors (our independent auditors report directly to the Audit Committee);

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviewing our policies on risk assessment and risk management;

•	reviewing related party transactions;

•	preparation of the Audit Committee report that the SEC requires to be included in our annual proxy statement;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•

approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Audit Committee is currently composed of three directors: Mr. Nolan, Mr. Pelzer and Mr. Simpson. The Audit Committee met four times during 2018. The Board of Directors has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://investor.aqxpharma.com/corporate-governance.

The Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act). Our Board of Directors also determined that each member of the Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements.

The Board of Directors has also determined that Mr. Simpson qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Simpson’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for a public reporting company.

Compensation Committee

The Compensation Committee of the Board of Directors acts on behalf of the Board of Directors to review, adopt and oversee the Company’s compensation strategy, policies, plans and programs, including:

•	reviewing and approving the compensation of our chief executive officer and other executive officers including in all cases base salary, bonus, benefits and other perquisites;

•	reviewing and recommending to our Board of Directors the compensation of our directors;

•	reviewing and approving, or recommending that our Board of Directors approve, the terms of compensatory arrangements with our executive officers;

•	administering our stock and equity incentive plans;

•	selecting independent compensation consultants and assessing conflict of interest compensation advisers;

•	reviewing and approving, or recommending that our Board of Directors approve, incentive compensation and equity plans; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy and objectives.

In addition, once the Company ceases to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, the Compensation Committee will review with management the Company’s Compensation Discussion and Analysis and consider whether to recommend that it be included in proxy statements and other filings.

The Compensation Committee is currently composed of three directors: Dr. Levy, Dr. Levitt and Mr. Pelzer. All members of the Company’s Compensation Committee are independent (as independence is currently defined in Rule 5605(d)(2) of the Nasdaq listing standards), are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met four times during 2018. The Board of Directors has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at http://investor.aqxpharma.com/corporate-governance.

Compensation Committee Processes and Procedures

Typically, the Compensation Committee meets at least biannually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with management. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent. In addition, under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate.

For 2018, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee again engaged Radford as a compensation consultant. Radford was identified as an appropriate consultant for the Company, as their compensation consulting practice works directly with the compensation committees of more than 150 technology and life science companies annually. The Compensation Committee requested that Radford:

•	evaluate the efficacy of the Company’s existing compensation strategy and practices in supporting and reinforcing the Company’s long-term strategic goals; and

•	assist in refining the Company’s compensation strategy and in developing and implementing an executive compensation program to execute that strategy.

As part of its engagement, Radford was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. The Compensation Committee asked Radford to conduct an Executive and Board Compensation Assessment in preparation for 2018. For the review of executive compensation, Radford analyzed base salary, target bonus and target total cash compensation as well as annual equity award under a variety of scenarios. For the review of compensation of our Board, Radford analyzed and recommended cash retainers as well as appointment and annual equity award. At the request of the Compensation Committee, Radford also conducted individual interviews with members of the Compensation Committee and the Company’s Chief Executive Officer to learn more about the Company’s business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which the Company competes. Radford ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Radford and resulting modifications, the Compensation Committee approved the recommendations.

In addition, in July 2018, the Company announced a restructuring plan to reduce operating costs and better align our workforce with the needs of our business. As a result of this restructuring, Radford was requested by the Compensation Committee to develop a compensation strategy related to retention of our executives. Radford developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Radford and resulting modifications, the Compensation Committee approved the recommendations.

Compensation Committee Interlocks and Insider Participation

As noted above, the Company’s Compensation Committee consists of Dr. Levy, Dr. Levitt and Mr. Pelzer. None of the members of the Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the Board of Directors oversees our corporate governance function. The primary functions of this committee include:

•	identifying, evaluating and selecting, or recommending that our Board of Directors approve, nominees for election to our Board of Directors and its committees;

•	evaluating the performance of our Board of Directors and of individual directors;

•	considering and making recommendations to our Board of Directors regarding the composition and structure of our Board of Directors and its committees;

•	reviewing developments in corporate governance practices;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	reviewing management succession plans;

•	developing and making recommendations to our Board of Directors regarding corporate governance guidelines and matters; and

•	overseeing an annual evaluation of the Board of Directors’ performance.

The Nominating and Corporate Governance Committee is currently composed of four directors: Dr. Bridger, Dr. Neu, Mr. Nolan and Mr. Simpson. All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Corporate Governance Committee met once during 2018. The Board of Directors has adopted a written Nominating and Corporate Governance Committee charter that is available to stockholders on the Company’s website at http://investor.aqxpharma.com/corporate-governance.

The Board of Directors believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nominating and Corporate Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Board of Directors retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board of Directors.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: 450—887 Great Northern Way, Vancouver, B.C., Canada, V5T 4T5. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Science and Technology Committee

The Science and Technology Committee of the Board of Directors oversees our technologies, research and development activities and relevant science. The primary functions of this committee include:

•

liaising with management to review the overall direction and effectiveness of the Company’s research and development programs and evaluate the Company’s progress in achieving its long-term strategic research and development goals and objectives;

•

reviewing and monitoring significant emerging regulatory, research, scientific, and medical developments, processes, procedures, trends and competitive activity relevant to the Company’s research and development strategy and clinical trial programs, including their potential impact on the Company’s programs, plans or policies;

•	reviewing and evaluating the infrastructure and resources made available by the Company for its research and development projects and clinical trial programs; and

•

reviewing and advising the Board of Directors regarding the scientific, medical, research and development, and intellectual property aspects of any proposed transactions such as investments, acquisitions and licenses evaluating the adequacy of our corporate governance practices and reporting.

The Science and Technology Committee is currently composed of four directors: Dr. Bridger, Dr. Levitt, Dr. Levy and Dr. Neu. The Science and Technology Committee met three times during 2018. The Board of Directors has adopted a written Science and Technology Committee charter that is available to stockholders on the Company’s website at http://investor.aqxpharma.com/corporate-governance.

Item 14. Principal Accounting Fees and Services.

Deloitte LLP is the Company’s principal accountant and has audited the Company’s financial statements since 2006. The following table represents aggregate fees billed to the Company for 2018 and 2017, by Deloitte LLP.

	2018	2017
	(in thousands)(1)
Audit Fees	$300,867	$258,695
Audit-related Fees	—	142,506
Tax Fees	7,275	—
All Other Fees	2,000	2,000

Total Fees	$310,142	$403,201

(1)

The dollar amounts shown in these columns reflect the US$ equivalent of the amounts billed by Deloitte LLP. The amounts were converted to U.S. dollars from Canadian dollars using the average of the closing monthly average exchange rates for the 12 months ended December 31, 2018 and December 31, 2017. Applying this formula to years ended December 31, 2018 and December 31, 2017, Canadian $1.00 was equal to US$0.7719 and US$0.7712, respectively.

Audit Fees. Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings, including fees for professional services related to registration statement filings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” Audit-related fees billed to the Company for services rendered during 2017 related to due diligence services.

Tax Fees. Tax fees principally included tax compliance, tax advice and tax planning fees. Tax fees billed to the Company for services rendered during 2018 related to tax advisory services. There were no tax fees billed to the Company for services rendered during 2017.

All Other Fees. All other fees include any fees billed that are not audit, audit related, or tax fees. In 2018 and 2017, these fees related to subscription of an online accounting research tool.

All fees described above were pre-approved by the Audit Committee.

In connection with the audit of the 2018 financial statements, the Company entered into an engagement agreement with Deloitte LLP that sets forth the terms by which Deloitte LLP will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages.

PRE-APPROVAL POLICIES AND PROCEDURES.

The charter of the Audit Committee provides for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Deloitte LLP. The Audit Committee may pre-approve specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Deloitte LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.	8-K	001-36327	3.1	March 12, 2014

3.2	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.	S-1	333-193615	3.6	February 28, 2014

4.1	Specimen Common Stock Certificate of Aquinox Pharmaceuticals, Inc.	10-Q	001-36327	4.1	May 13, 2014

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.	8-K	001-36327	10.1	September 20, 2016

10.1+	Joint Canadian Stock Option Plan.	S-1	333-193615	10.1	January 28, 2014

10.2+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan.	S-1	333-193615	10.2	January 28, 2014

10.3+	2014 Equity Incentive Plan	S-1	333-193615	10.3	January 28, 2014

10.4+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan	S-1	333-193615	10.4	January 28, 2014

10.5+	Form of Executive Employment Agreement (AQXP Canada)	10-Q	001-36327	10.1	November 4, 2014

10.6+	Form of Agreement Regarding Executive Compensation in U.S. dollars	10-K	001-36327	10.6	March 14, 2016

10.7+	Form of Executive Employment Agreement (AQXP USA)	10-K	001-36327	10.7	March 14, 2016

10.8	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers.	S-1	333-193615	10.5	January 28, 2014

10.9†	Asset Purchase Agreement by and between the Registrant and Biolipox AB, dated August 19, 2009.	S-1	333-193615	10.12	February 28, 2014

10.10+	Form of Executive Employment Agreement Amendment (AQXP Canada)	10-Q	001-36327	10.1	November 7, 2018

10.11+	Executive Employment Agreement Amendment for David Main	10-Q	001-36327	10.2	November 7, 2018

10.15	Office Space Lease between 560677 B.C. Ltd. and Aquinox Pharmaceuticals (Canada), Inc. dated February 5, 2016.	8-K	001-36327	10.1	February 10, 2016

10.16†	Exclusive License and Collaboration Agreement by and between Aquinox Pharmaceuticals (Canada), Inc. and Astellas US LLC, effective as of May 9, 2018.	10-Q	001-36327	10.1	August 8, 2018

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17	Early Termination Agreement by and between Aquinox Pharmaceuticals (Canada), Inc. and Astellas US LLC, effective as of November 8, 2018	10-K	001-36327	10.17	March 7, 2019

21.1	List of subsidiaries of the Registrant.	S-1	333-193615	21.1	January 28, 2014

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.	10-K	001-36327	23.1	March 7, 2019

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

+	Indicates a management contract or compensatory plan.
†

Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Main David J. Main	Director, President & Chief Executive Officer (Principal Executive Officer)	April 15, 2019

/s/ Kamran Alam Kamran Alam	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2019

/s/ Gary Bridger Gary Bridger	Director	April 15, 2019

/s/ Daniel Levitt Daniel Levitt	Director	April 15, 2019

/s/ Richard Levy Richard Levy	Director	April 15, 2019

/s/ Kelvin Neu Kelvin Neu	Director	April 15, 2019

/s/ Sean Nolan Sean Nolan	Director	April 15, 2019

/s/ Robert Pelzer Robert Pelzer	Director	April 15, 2019

/s/ Todd Simpson Todd Simpson	Director	April 15, 2019