Form 10-Q
period 2019-03-31
AQUINOX PHARMACEUTICALS, INC
filed 2019-05-07
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001	AQXP	The Nasdaq Stock Market LLC

As of May 7, 2019, there were 23,537,368 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	MARCH 31, 2019	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents (Note 3)	$74,169	$76,928
Receivables, prepayments and deposits	662	237

Total current assets	74,831	77,165
Property and equipment, net	359	400
Operating lease right-of-use asset (Note 2(h))	211	—
Long-term prepayments and deposits	33	53

Total assets	$75,434	$77,618

Liabilities
Current liabilities
Accounts payable and other liabilities	$3,396	$4,627
Operating lease liability (Note 5)	200	—

Total current liabilities	3,596	4,627
Other liabilities (Note 4)	4	319
Non-current operating lease liability (Note 5)	292	—

Total liabilities	3,892	4,946

Stockholders’ equity
Share capital: (Note 6)
Common stock - $0.000001 par value - authorized, 50,000,000 as of March 31, 2019 and December 31, 2018; issued and outstanding, 23,537,368 as of March 31, 2019 and December 31, 2018.	—	—
Additional paid-in capital	303,837	302,759
Accumulated deficit	(232,295)	(230,087)

Total stockholders’ equity	71,542	72,672

Total liabilities and stockholders’ equity	$75,434	$77,618

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Operating expenses
Research and development (Note 7)	$104	$10,508
General and administrative (Note 7)	2,555	4,309

Total operating expenses	2,659	14,817
Other income, net (Note 8)	451	194

Net loss	$(2,208)	$(14,623)

Net loss per common stock - basic and diluted (Note 9)	$(0.09)	$(0.62)
Basic and diluted weighted average number of common stock outstanding	23,537,368	23,480,757
Comprehensive loss:
Net loss	$(2,208)	$(14,623)
Other comprehensive income – unrealized gain on available-for-sale securities	—	46

Comprehensive loss	$(2,208)	$(14,577)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Operating activities
Net loss	$(2,208)	$(14,623)
Non-cash items:
Stock-based compensation (Note 6(c))	1,078	1,312
Unrealized foreign exchange loss and others	74	132
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(403)	(779)
Accounts payable and other liabilities	(1,297)	(1,631)

Cash used in operating activities	(2,756)	(15,589)

Investing activities
Proceeds from maturity of investments	—	30,000
Purchase of property and equipment	—	(40)

Cash provided by investing activities	—	29,960

Financing activities
Proceeds from exercise of stock options	—	203
Payment on finance lease obligations	(2)	(4)

Cash (used in) provided by financing activities	(2)	199

Effect of exchange rate changes on cash and cash equivalents	(1)	8

Net change in cash and cash equivalents during the period	(2,759)	14,578
Cash and cash equivalents, beginning of period	76,928	52,032

Cash and cash equivalents, end of period	$74,169	$66,610

Supplemental disclosure of cash flow information:
Interest received	$443	$296
Cash paid for amounts included in the measurement of operating lease liabilities	41	—
Non-cash activities
Operating lease liabilities arising from obtaining right-of-use assets	$515	$—

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

THREE MONTHS ENDED MARCH 31, 2019

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	NUMBER	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
Balances, December 31, 2018	23,537,368	$—	$302,759	$(230,087)	$—	$72,672
Stock-based compensation (Note 6(c))	—	—	1,078	—	—	1,078
Net loss	—	—	—	(2,208)	—	(2,208)

Balances, March 31, 2019	23,537,368	$—	$303,837	$(232,295)	$—	$71,542

THREE MONTHS ENDED MARCH 31, 2018

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	NUMBER	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
Balances, December 31, 2017	23,472,430	$—	$297,459	$(198,502)	$(70)	$98,887
Options exercised	19,731	—	203	—	—	203
Stock-based compensation (Note 6(c))	—	—	1,312	—	—	1,312
Other comprehensive income	—	—	—	—	46	46
Net loss	—	—	—	(14,623)	—	(14,623)

Balances, March 31, 2018	23,492,161	$—	$298,974	$(213,125)	$(24)	$85,825

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

In June 2018, the Company announced that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted. In July 2018, the Company announced a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business. In November 2018, the Company’s Board of Directors approved further restructuring to reduce operating costs. As of the date of this report, the Company does not have any product candidates in clinical development or identified for clinical development. The Company is currently evaluating strategic options.

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

The Company operates in Vancouver, British Columbia, Canada.

2. Condensed summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 7, 2019.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2019, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(c) Leases

At contract inception, the Company determines if the contract is a lease or contains a lease. Operating leases are recorded as operating lease right-of-use assets, operating lease liabilities and non-current operating lease liabilities.

Right-of-use assets and lease liabilities are recognized on the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, the Company utilizes its estimated incremental borrowing rate based on information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The right-of-use assets are recorded net of any lease incentives received.

For leases of office space, the Company has elected to not separate the lease components from the non-lease components.

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

(e) Restructuring costs

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

(h) Recently issued and recently adopted accounting standards

The Company adopted ASU 2016-02 “Leases (Topic 842)” effective January 1, 2019. ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for those leases with a lease term of greater than 12 months. The Company used a modified retrospective approach and elected to use the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit on January 1, 2019. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. The Company elected to apply the “package of practical expedients”, which permits it not to reassess under ASU 2016-02 its previous conclusions about lease identification, lease classification and initial direct costs and the practical expedient to not separate non-lease components from the associated lease component for the lease of office space. The adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $0.2 million and lease liabilities of $0.5 million and derecognition of the deferred rent liability of $0.3 million for the Company’s operating leases in the consolidated balance sheets and did not have a material impact to the Company’s consolidated statements of operations or cash flows.

The Company adopted ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” on January 1, 2019. ASU 2018-13 eliminated, added and modified certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy were eliminated, but disclosures for Level 3 fair value measurements were modified and added to. The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

3. Cash and cash equivalents

	MARCH 31, 2019	DECEMBER 31, 2018
(in thousands)
Cash	$23,969	$25,061
Cash equivalents	50,200	51,867

	$74,169	$76,928

4. Other liabilities

	MARCH 31, 2019	DECEMBER 31, 2018
(in thousands)
Finance lease obligations	$4	$6
Deferred rent liability	—	313

	$4	$319

5. Operating lease liability

(a) ASU 2016-02 Leases disclosures

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

The components of the lease expense were as follows:

THREE MONTHS ENDED MARCH 31, 2019
(in thousands)
Operating lease cost	$31
Variable lease cost	48

Total net lease cost	$79

The calculation of the present value of the lease payments utilized a discount rate of 6% and did not include the option to extend the lease to October 31, 2026.

At March 31, 2019, the future payments under the Company’s operating lease liability were as follows:

AMOUNT
(in thousands)
March 31, 2020	$206
March 31, 2021	205
March 31, 2022	119

Total undiscounted lease payments	530
Less: imputed interest	(38)

Total operating lease liability	492
Less: current portion	(200)

Non-current operating lease liability – March 31, 2019	$292

(b) Disclosures related to periods prior to adoption of ASU 2016-02 Leases

The lease agreements contain scheduled rent increases, rent holidays and tenant improvement allowance. As such, the Company has recorded a deferred rent liability of $0.3 million as at December 31, 2018.

The minimum lease payments under the non-cancelable operating leases as at December 31, 2018 are payable in the following amounts over the following years.

	2019	2020	2021	Total
Operating lease obligations	$362	$336	$280	$978

	$362	$336	$280	$978

During the three months ended March 31, 2018, the Company incurred operating lease costs of $0.2 million.

6. Stockholders’ equity

(a) Share capital

Aquinox Pharmaceuticals, Inc. is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox Pharmaceuticals, Inc. is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of March 31, 2019 and December 31, 2018, the total number of shares of common stock issued and outstanding was 23,537,368. As of March 31, 2019 and December 31, 2018, no shares of preferred stock were issued or outstanding.

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

As at March 31, 2019, the maximum number of shares of common stock that may be issued under the 2014 Plan was 4,725,552 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2018	2,897,294	$9.04	7.96	$—
Options forfeited	(264,097)	11.83

Outstanding at March 31, 2019	2,633,197	$8.76	7.85	$—

Exercisable as of March 31, 2019	1,081,220	$11.38	6.11	$—

There were no stock options granted or exercised during the three months ended March 31, 2019.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Expected volatility	N/A	75%
Expected dividends	N/A	0%
Expected terms (years)	N/A	6.00
Risk free rate	N/A	2.72%
Weighted average grant-date fair value of stock options	N/A	$11.11

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $1.1 million and $1.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $6.7 million and $17.0 million as of March 31, 2019 and March 31, 2018, respectively, which is expected to be recognized over a weighted-average period of 2.61 years (March 31, 2018 – 3.31 years)

7. Restructuring

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

Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees are eligible to receive severance payments and outplacement services. The Company estimates that it will incur aggregate restructuring charges of approximately $9.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, severance payments and other employee-related costs. As of March 31, 2019, $7.3 million of the estimated restructuring charges was paid.

The following table shows the total amount expected to be incurred and the liability related to the July 2018 restructuring as at March 31, 2019:

	CLINICAL TRIAL CLOSING COSTS	ONE-TIME EMPLOYEE TERMINATION BENEFITS	CONTRACT TERMINATION COSTS	SAN BRUNO OFFICE CLOSING COSTS	TOTAL EXPENSES
(in thousands)
Amounts accrued as at January 1, 2018	$—	$—	$—	$—	$—
Charges for the year	5,703	1,879	1,108	465	9,155
Revised estimates during the year	41	2	187	5	235

Total restructuring costs expected to be incurred	5,744	1,881	1,295	470	9,390
Amounts paid during the year	(2,204)	(1,881)	(1,201)	(470)	(5,756)

Amounts accrued as at December 31, 2018	3,540	—	94	—	3,634
Revised estimates during the period	13	—	(2)	—	11
Amounts paid during the period	(1,442)	—	(82)	—	(1,524)

Amounts accrued as at March 31, 2019	$2,111	$—	$10	$—	$2,121

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees, including its Chief Operating Officer, Mr. Lloyd Mackenzie, effective December 31, 2018. Further reduction of staff may occur in 2019 pending corporate development activities. Affected employees are eligible to receive severance payments and outplacement services. The Company incurred restructuring charges of $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. Substantially all of these charges were paid as at December 31, 2018. Additional restructuring charges of at least $0.7 million are expected to be incurred in 2019.

The following table shows the total amount expected to be incurred and the liability related to the November 2018 restructuring as at March 31, 2019:

ONE-TIME EMPLOYEE TERMINATION BENEFITS
(in thousands)
Total restructuring costs incurred in 2018	$984
Amount paid in 2018	(922)

Amount accrued at December 31, 2018	62
Restructuring costs expected to be incurred in 2019	658
Amount paid during the period ended March 31, 2019	(205)
Amount accrued at March 31, 2019	(156)

Amount expected to be incurred in future periods	$359

Restructuring costs of $0.1 million is recorded in research and development expenses and $0.2 million in general and administrative expenses. The majority of the amounts accrued will be paid by September 30, 2019.

8. Other income, net

	THREE MONTHS ENDED MARCH 31,
	2019	2018
(in thousands)
Interest income	$450	$248
Foreign exchange gains (losses)	2	(1)
Miscellaneous expenses	(1)	(53)

	$451	$194

9. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded outstanding stock options to purchase 2,633,197 shares for the three months ended March 31, 2019 and 2,776,077 shares for the three months ended March 31, 2018 from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

10. Financial instruments

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

The Company has no financial instruments that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

The Company had no Level 1, 2 or 3 financial instruments as at March 31, 2019 and December 31, 2018. There were no transfers to/from Level 3 during the three months ended March 31, 2019 and the year ended December 31, 2018.

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

In June 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of interstitial cystitis/bladder pain syndrome (IC/BPS) failed to meet its primary endpoint. As a result, in July 2018, our Board of Directors approved a restructuring plan to reduce operating costs and to better align our workforce with the needs of our business going forward. All further development activities with rosiptor were halted. In November 2018, our Board of Directors approved a second restructuring plan to further reduce operating costs. After the completion of both restructuring plans, we have reduced our workforce from 56 to eight employees. As of the date of this report, we do not have any product candidates in clinical development or identified for clinical development. In order for our business to continue, we must identify products or product candidates that we can advance into development. In connection with this, we and our Board of Directors are evaluating potential merger transactions with companies that have more advanced development and product candidates. We are also evaluating the potential in-license or direct acquisition of potential products and/or product candidates as well as assessing whether any of our existing research stage compounds can be advanced into clinical development. If we are unable to identify products or additional product candidates, through merger, license or otherwise, that we and our Board of Directors determine would merit the investment of our capital and resources, our Board of Directors may pursue other options, which would potentially include a return of capital to our stockholders and the dissolution of our business.

Since inception, we have incurred significant operating losses. Our net loss for the three months ended March 31, 2019 was $2.2 million, compared to $14.6 million for the three months ended March 31, 2018. As of March 31, 2019, we had an accumulated deficit of $232.3 million, compared to $213.1 million as of March 31, 2018. We have funded our operations primarily through the sale of common stock and preferred stock. As of March 31, 2019, we had $74.2 million in cash and cash equivalents in liquid, high-quality securities.

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

Results of Operations

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Research and development	$104	$10,508
General and administrative	2,555	4,309

Total operating expenses	$2,659	$14,817

Research and Development Expenses

In June 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted.

Research and development expenses for the three months ended March 31, 2019 were $0.1 million compared to $10.5 million for the three months ended March 31, 2018. Significantly lower expenses during the three months ended March 31, 2019 was the result of the suspension of all research and development activities with rosiptor in June 2018. We do not currently have any product candidates in clinical development.

For the three months ended March 31, 2018, research and development expenses consisted primarily of costs incurred for the development of rosiptor and other product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three months ended March 31, 2019, general and administrative expenses were $2.6 million compared to $4.3 million for the three months ended March 31, 2018. The significant decline in general and administrative expenses during the three months ended March 31, 2019 was primarily due to lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2019	2018
Interest income	$450	$248
Foreign exchange gains (losses)	2	(1)
Miscellaneous expenses	(1)	(53)

Total other income	$451	$194

Interest income during the three months ended March 31, 2019 increased compared to the same period in 2018 as a result of an increase in interest rates partly offset by a reduction in cash and investment balances for the three months ended March 31, 2019.

Foreign exchange gains (losses) were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $2.8 million and $15.6 million of cash flows during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $232.3 million, working capital of $71.2 million and cash and cash equivalents of $74.2 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(2,756)	$(15,589)
Investing activities	—	29,960
Financing activities	(2)	199
Effect of exchange rate changes on cash and cash equivalents	(1)	8

Net change in cash and cash equivalents	$(2,759)	$14,578

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2019 decreased significantly compared to the three months ended March 31, 2018 due to reduction in operating expenses resulting from the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.

Net cash provided by investing activities

For the three months ended March 31, 2019 there was no net cash provided by investing activities as the Company has no short-term or long-term investment during that period. Net cash provided by investing activities for the three months ended March 31, 2018 was primarily the results of the maturity of short-term investments.

Net cash (used in) provided by financing activities

For the three months ended March 31, 2019, net cash used in financing activities was the result of the payment of finance lease obligations. For the three months ended March 31, 2018, net cash provided by financing activities was the result of the exercise of stock options.

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

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2018. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three months ended March 31, 2019.

Recent Accounting Pronouncements

We adopted ASU 2016-02 “Leases (Topic 842)” effective January 1, 2019. ASU 2016-02 requires lessees to recognize right-of-use assets and lease liabilities for those leases with a lease term of greater than 12 months. We used a modified retrospective approach and elected to use the optional transition method to recognize a cumulative-effect adjustment to the opening balance of retained deficit on January 1, 2019. Consequently, comparative periods will continue to be accounted for in accordance with the current lease standard (Topic 840) and the disclosures will be in accordance with ASC 840. We elected to apply the “package of practical expedients”, which permits us not to reassess under ASU 2016-02 our prior conclusions about lease identification, lease classification and initial direct costs and the practical expedient to not separate non-lease components from the associated lease component for the lease of office space. The adoption of ASU 2016-02 resulted in the recognition of right-of-use assets of $0.2 million and lease liabilities of $0.5 million and derecognition of the deferred rent liability of $0.3 million for our operating leases in the consolidated balance sheets and did not have a material impact to our consolidated statements of operations and cash flows.

We adopted ASU 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” on January 1, 2019. ASU 2018-03 eliminated, added and modified certain disclosure requirements for fair value measurements. The disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy were eliminated, but disclosures for Level 3 fair value measurements were modified and added to. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2019, we had cash equivalent holdings in U.S. government securities of $50.2 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of March 31, 2019.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three months ended March 31, 2019 and 2018, foreign exchange losses were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a pharmaceutical research and development company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and following our termination of further rosiptor development in June 2018, we do not have any product candidate in clinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2018 and 2017, and for the three months ended March 31, 2019, we reported a net loss of $31.6 million, $50.2 million and $2.2 million, respectively. As of March 31, 2019, we had an accumulated deficit since inception of $232.3 million.

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

On May 6, 2019, our Board of Directors, on the recommendation of our Compensation Committee, approved an amendment to the employment agreements of our executive officers, David Main and Kamran Alam.

Pursuant to these amendments, benefits triggered by a qualified termination in connection with a change of control under the original employment agreement will now also be triggered by a qualified termination in connection with certain other Board approved strategic alternatives, including a transaction or series of transactions whereby we or our affiliate acquires, via merger, acquisition, license or otherwise, the rights to additional products or product candidates, or we return capital, via dividend or otherwise, to our stockholders. We also modified our annual executive bonus program, such that we agreed to pay Mr. Main 1.5 times his annual target bonus and Mr. Alam 2.5 times his annual target bonus on the earlier of a change of control, a Board approved strategic alternative, December 31, 2019 or a covered termination of the executive’s employment prior to any of the foregoing. Except as modified by these amendments, all other terms of the employment agreements with our executive officers remain in full force and effect.

The foregoing summary of the amendments is not intended to be complete and is qualified in its entirety by reference to the full text of the amendments, to be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: May 7, 2019	/s/ David J. Main
David J. Main
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer
(Principal Financial and Accounting Officer)