Form 10-Q
period 2019-06-30
AQUINOX PHARMACEUTICALS, INC
filed 2019-08-01
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 23,537,368 shares of the registrant’s common stock outstanding.

Aquinox Pharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

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

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	JUNE 30, 2019	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents (Note 3)	$72,700	$76,928
Receivables, prepayments and deposits	509	237

Total current assets	73,209	77,165
Property and equipment, net	318	400
Operating lease right-of-use asset (Note 2(i))	186	—
Long-term prepayments and deposits	30	53

Total assets	$73,743	$77,618

Liabilities
Current liabilities
Accounts payable and other liabilities	$958	$4,627
Operating lease liability (Note 5)	201	—

Total current liabilities	1,159	4,627
Other liabilities (Note 4)	2	319
Non-current operating lease liability (Note 5)	253	—

Total liabilities	1,414	4,946

Stockholders’ equity
Share capital: (Note 6)
Common stock - $0.000001 par value - authorized, 50,000,000 as of June 30, 2019 and December 31, 2018; issued and outstanding, 23,537,368 as of June 30, 2019 and December 31, 2018.	—	—
Additional paid-in capital	304,625	302,759
Accumulated deficit	(232,296)	(230,087)

Total stockholders’ equity	72,329	72,672

Total liabilities and stockholders’ equity	$73,743	$77,618

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of operations and comprehensive (loss) income

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenue (Note 8)	$—	$25,000	$—	$25,000
Operating expenses
Research and development (Note 7)	(1,995)	17,996	(1,891)	28,504
General and administrative (Note 7)	2,423	4,314	4,978	8,623

Total operating expenses	428	22,310	3,087	37,127

(Loss) income from operations	(428)	2,690	(3,087)	(12,127)
Other income, net (Note 9)	427	228	878	422

Net (loss) income	$(1)	$2,918	$(2,209)	$(11,705)

Net (loss) earnings per common stock (Note 10)
Basic	$—	$0.12	$(0.09)	$(0.50)
Diluted	$—	$0.12	$(0.09)	$(0.50)
Weighted average number of common stock outstanding (Note 10)
Basic	23,537,368	23,521,719	23,537,368	23,501,351
Diluted	23,537,368	23,846,256	23,537,368	23,501,351
Comprehensive (loss) income:
Net (loss) income	$(1)	$2,918	$(2,209)	$(11,705)
Other comprehensive income – unrealized gain on available-for-sale securities	—	22	—	68

Comprehensive (loss) income	$(1)	$2,940	$(2,209)	$(11,637)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Operating activities
Net loss	$(2,209)	$(11,705)
Non-cash items:
Stock-based compensation (Note 6(c))	1,866	2,825
Unrealized foreign exchange loss and others	155	322
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(246)	(174)
Accounts payable and other liabilities	(3,792)	2,324

Cash used in operating activities	(4,226)	(6,408)

Investing activities
Proceeds from maturity of investments	—	53,000
Purchase of property and equipment	—	(69)

Cash provided by investing activities	—	52,931

Financing activities
Proceeds from exercise of stock options	—	602
Payment on finance lease obligations	(4)	(8)

Cash (used in) provided by financing activities	(4)	594

Effect of exchange rate changes on cash and cash equivalents	2	(19)

Net change in cash and cash equivalents during the period	(4,228)	47,098
Cash and cash equivalents, beginning of period	76,928	52,032

Cash and cash equivalents, end of period	$72,700	$99,130

Supplemental disclosure of cash flow information:
Interest received	$880	$736

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	THREE MONTHS ENDED JUNE 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, March 31, 2019	23,537,368	$—	$303,837	$(232,295)	$—	$71,542
Stock-based compensation (Note 6(c))	—	—	788	—	—	788
Net loss	—	—	—	(1)	—	(1)

Balances, June 30, 2019	23,537,368	$—	$304,625	$(232,296)	$—	$72,329

	THREE MONTHS ENDED JUNE 30, 2018
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, March 31, 2018	23,492,161	$—	$298,974	$(213,125)	$(24)	$85,825
Options exercised	45,207	—	399	—	—	399
Stock-based compensation (Note 6(c))	—	—	1,513	—	—	1,513
Other comprehensive income	—	—	—	—	22	22
Net income	—	—	—	2,918	—	2,918

Balances, June 30, 2018	23,537,368	$—	$300,886	$(210,207)	$(2)	$90,677

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

AQUINOX PHARMACEUTICALS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SIX MONTHS ENDED JUNE 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2018	23,537,368	$—	$302,759	$(230,087)	$—	$72,672
Stock-based compensation (Note 6(c))	—	—	1,866	—	—	1,866
Net loss	—	—	—	(2,209)	—	(2,209)

Balances, June 30, 2019	23,537,368	$—	$304,625	$(232,296)	$—	$72,329

	SIX MONTHS ENDED JUNE 30, 2018
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2017	23,472,430	$—	$297,459	$(198,502)	$(70)	$98,887
Options exercised	64,938	—	602	—	—	602
Stock-based compensation (Note 6(c))	—	—	2,825	—	—	2,825
Other comprehensive income	—	—	—	—	68	68
Net loss	—	—	—	(11,705)	—	(11,705)

Balances, June 30, 2018	23,537,368	$—	$300,886	$(210,207)	$(2)	$90,677

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2019, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(f) Revenue recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements subject to the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

The Company’s only source of revenue was amounts earned under a license and collaboration agreement entered into and subsequently terminated in 2018.

(g) Segment reporting

The Company operates in one segment, the development of novel therapeutics for conditions marked by inflammation, inflammatory pain and blood cancers. The Company has significant Canadian operations but its assets are mostly held in the United States with an immaterial amount of long lived assets in Canada.

(h) Net (loss) earnings per common stock

Basic net (loss) earnings per common stock is computed by dividing net (loss) earnings by the weighted-average number of common stock outstanding during the period. Diluted net (loss) earnings per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

3. Cash and cash equivalents

(in thousands)	JUNE 30, 2019	DECEMBER 31, 2018
Cash	$23,032	$25,061
Cash equivalents	49,668	51,867

	$72,700	$76,928

4. Other liabilities

(in thousands)	JUNE 30, 2019	DECEMBER 31, 2018
Finance lease obligations	$2	$6
Deferred rent liability	—	313

	$2	$319

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

The components of the lease expense were as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30, 2019	SIX MONTHS ENDED JUNE 30, 2019
Operating lease cost	$31	$62
Variable lease cost	42	90

Total net lease cost	$73	$152

Supplemental cash flow information related to leases was as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30, 2019	SIX MONTHS ENDED JUNE 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$55	$96
Operating lease liabilities arising from obtaining right-of-use assets	—	515

The calculation of the present value of the lease payments utilized a discount rate of 6% and did not include the option to extend the lease to October 31, 2026.

At June 30, 2019, the future payments under the Company’s operating lease liability were as follows:

(in thousands)	AMOUNT
June 30, 2020	$206
June 30, 2021	209
June 30, 2022	70

Total undiscounted lease payments	485
Less: imputed interest	(31)

Total operating lease liability	454
Less: current portion	(201)

Non-current operating lease liability – June 30, 2019	$253

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

During the three and six months ended June 30, 2018, the Company incurred operating lease costs of $0.2 million and $0.4 million, respectively.

6. Stockholders’ equity

(a) Share capital

Aquinox Pharmaceuticals, Inc. is authorized to issue two classes of stock, common and preferred. The total number of shares Aquinox Pharmaceuticals, Inc. is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of June 30, 2019 and December 31, 2018, the total number of shares of common stock issued and outstanding was 23,537,368. As of June 30, 2019 and December 31, 2018, no shares of preferred stock were issued or outstanding.

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

As at June 30, 2019, the maximum number of shares of common stock that may be issued under the 2014 Plan was 4,725,551 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2018	2,897,294	$9.04	7.96	$—
Options forfeited	(266,197)	11.76

Outstanding at June 30, 2019	2,631,097	$8.76	7.60	$—

Exercisable as of June 30, 2019	1,160,663	$11.58	6.01	$—

There were no stock options granted or exercised during the three and six months ended June 30, 2019.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Expected volatility	NA	86%	NA	77%
Expected dividends	NA	0%	NA	0%
Expected terms (years)	NA	6.00	NA	6.00
Risk free rate	NA	2.82%	NA	2.74%
Weighted average grant-date fair value of stock options	NA	$9.60	NA	$10.83

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively and $1.5 million and $2.8 million for the three and six months ended June 30, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $5.9 million and $15.4 million as of June 30, 2019 and June 30, 2018, respectively, which is expected to be recognized over a weighted-average period of 2.42 years (June 30, 2018 – 3.00 years).

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

Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees are eligible to receive severance payments and outplacement services. The Company incurred aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, severance payments and other employee-related costs. Substantially all of these charges were paid as at June 30, 2019.

During the second quarter of 2019, the Company revised its original estimate of aggregate restructuring charges lower by $2.0 million based upon updated information from its vendors related to a completed project.

The following table shows the total amounts incurred and the liability accrued related to the July 2018 restructuring as at June 30, 2019:

(in thousands)	CLINICAL TRIAL CLOSING COSTS	ONE-TIME EMPLOYEE TERMINATION BENEFITS	CONTRACT TERMINATION COSTS	SAN BRUNO OFFICE CLOSING COSTS	TOTAL EXPENSES
Amounts accrued as at January 1, 2018	$—	$—	$—	$—	$—
Charges for the year	5,703	1,879	1,108	465	9,155
Revised estimates during the year	41	2	187	5	235

Total restructuring costs expected to be incurred	5,744	1,881	1,295	470	9,390
Amounts paid during the year	(2,204)	(1,881)	(1,201)	(470)	(5,756)

Amounts accrued as at December 31, 2018	3,540	—	94	—	3,634
Revised estimates during the period	(1,935)	—	(16)	—	(1,951)
Amounts paid during the period	(1,552)	—	(78)	—	(1,630)

Amounts accrued as at June 30, 2019	$53	$—	$—	$—	$53

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

The following table shows the total amount expected to be incurred and the liability related to the November 2018 restructuring as at June 30, 2019:

(in thousands)	ONE-TIME EMPLOYEE TERMINATION BENEFITS
Total restructuring costs incurred in 2018	$984
Amount paid in 2018	(922)

Amount accrued at December 31, 2018	62
Restructuring costs expected to be incurred in 2019	663
Amount paid during the period ended June 30, 2019	(254)
Amount accrued at June 30, 2019	(303)

Amount expected to be incurred in future periods	$168

Restructuring recoveries of $1.9 million is recorded in research and development expenses and $0.4 million in general and administrative expenses. The majority of the amounts accrued will be paid by September 30, 2019.

8. License and collaboration agreement

In May 2018, the Company entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). The Company granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize the Company’s drug candidate, rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region. The license and collaboration agreement also included an upfront payment of $25.0 million and contractual milestones.

The Company determined that its performance obligations under the agreement are the license and transfer of data, ongoing information sharing with Astellas and the material right granted to Astellas to acquire rosiptor at the Company’s cost. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On June 27, 2018, the Company announced the Phase 3 trial of rosiptor failed to meet its primary endpoint and that all further development activities with rosiptor would be halted. As such, the Company will have no further performance obligations under the agreement. On September 4, 2018, Astellas provided notice to the Company that it was terminating the exclusive license and collaboration agreement between the Company and Astellas effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018. The $25.0 million upfront payment from Astellas is non-refundable and the full amount was recorded as revenue.

9. Other income, net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2019	2018	2019	2018
Interest income	$436	$376	$886	$624
Foreign exchange losses	(9)	(30)	(7)	(31)
Miscellaneous expenses	—	(118)	(1)	(171)

	$427	$228	$878	$422

10. Net (loss) earnings per common stock

Basic and diluted net (loss) earnings per common stock is computed by dividing net (loss) earnings by the weighted average number of common stock outstanding. For the three and six months ended June 30, 2019, the Company reported a net loss and therefore excluded outstanding stock options to purchase 2,631,097 shares as the effect would have been antidilutive for the periods presented. For the three months ended June 30, 2018, the Company reported net income and therefore included the dilutive effect of 324,537 shares that might be issued upon the exercise of stock options. For the six months ended June 30, 2018, the Company reported a net loss and therefore excluded 2,744,109 shares from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive.

11. Financial instruments

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

The Company has no financial instruments that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

The Company had no Level 1, 2 or 3 financial instruments as at June 30, 2019 and December 31, 2018. There were no transfers to/from Level 3 during the three and six months ended June 30, 2019 and the year ended December 31, 2018.

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

Since inception, we have incurred significant operating losses. Our net loss for the six months ended June 30, 2019 was $2.2 million, compared to $11.7 million for the six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $232.3 million, compared to $210.2 million as of June 30, 2018. We have funded our operations primarily through the sale of common stock and preferred stock. As of June 30, 2019, we had $72.7 million in cash and cash equivalents in liquid, high-quality securities.

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

Results of Operations

Revenue

On May 9, 2018, we entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”). Astellas was granted an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize rosiptor and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future development and commercial milestone payments, as well as royalties on any future sales of rosiptor within the licensed territory. On September 4, 2018, we received notice from Astellas that it was terminating this exclusive license and collaboration agreement effective March 4, 2019, unless an earlier termination date is agreed to by the parties. On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective November 8, 2018. The upfront payment of $25.0 million from Astellas is non-refundable and has been recorded as revenue in 2018.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Research and development	$(1,995)	$17,996	$(1,891)	$28,504
General and administrative	2,423	4,314	4,978	8,623

	$428	$22,310	$3,087	$37,127

Research and Development Expenses

In June 2018, we announced that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. As a result, all further development activities with rosiptor were halted.

For the three and six months ended June 30, 2019, we have credits to our research and development expenses of $2.0 million and $1.9 million, respectively, as a result of reductions to accrued research and development expenses following confirmation by vendors that final costs were less than contracted. This compares to $18.0 million and $28.5 million for the three and six months ended June 30, 2018. The lower research and development costs during the three and six months ended June 30, 2019 was also the result of the suspension of all research and development activities with rosiptor since June 2018. We do not currently have any product candidates in clinical development.

For the three and six months ended June 30, 2018, research and development expenses consisted primarily of costs incurred for the development of rosiptor.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three and six months ended June 30, 2019, general and administrative expenses were $2.4 million and $5.0 million, respectively, compared to $4.3 million and $8.6 million for the three and six months ended June 30, 2018. The significant decline in general and administrative expenses during the three and six months ended June 30, 2019 was primarily due to lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2019	2018	2019	2018
Interest income	$436	$376	$886	$624
Foreign exchange losses	(9)	(30)	(7)	(31)
Miscellaneous expenses	—	(118)	(1)	(171)

Total other income, net	$427	$228	$878	$422

Interest income during the three and six months ended June 30, 2019 increased compared to the same period in 2018 as a result of an increase in interest rates partly offset by a reduction in cash and investment balances for the three and six months ended June 30, 2019.

Foreign exchange losses were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $4.2 million and $6.4 million of cash flows during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $232.3 million, working capital of $72.0 million and cash and cash equivalents of $72.7 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(4,226)	$(6,408)
Investing activities	—	52,931
Financing activities	(4)	594
Effect of exchange rate changes on cash and cash equivalents	2	(19)

Net change in cash and cash equivalents	$(4,228)	$47,098

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2019 decreased significantly compared to the six months ended June 30, 2018 due to reduction in operating expenses resulting from the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.

Net cash provided by investing activities

For the six months ended June 30, 2019 there was no net cash provided by investing activities as the Company has no short-term or long-term investment during that period. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily the results of the maturity of short-term investments.

Net cash (used in) provided by financing activities

For the six months ended June 30, 2019, net cash used in financing activities was the result of the payment of finance lease obligations. For the six months ended June 30, 2018, net cash provided by financing activities was the result of the exercise of stock options.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2018. Apart from the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three and six months ended June 30, 2019.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2019, we had cash equivalent holdings in U.S. government securities of $49.7 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of June 30, 2019.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. For the three and six months ended June 30, 2019 and 2018, foreign exchange losses were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.*

We are a pharmaceutical research and development company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and following our termination of further rosiptor development in June 2018, we do not have any product candidate in clinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2018 and 2017, and for the six months ended June 30, 2019, we reported a net loss of $31.6 million, $50.2 million and $2.2 million, respectively. As of June 30, 2019, we had an accumulated deficit since inception of $232.3 million.

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

In July 2018, we announced a restructuring plan to reduce operating costs and better align our workforce with the needs of the business following the June 27, 2018 announcement that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. On November 6, 2018, our Board of Directors approved a second restructuring plan to further reduce operating costs. After the completion of both restructuring plans, we have reduced our workforce from 56 to eight employees and closed our office in San Bruno, California. The workforce reduction will result in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. The restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended workforce reduction and reduced employee morale. In addition, we may not achieve anticipated benefits from the workforce reduction.

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

As of December 31, 2018, we had U.S. net operating losses, or NOLs, of $21.8 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. These NOLs and tax credit carryforwards expire in various years beginning in 2028, if not utilized. Utilization of the NOLs may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 of the Internal Revenue Code, or the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition and cash flow and future prospects

New tax reform legislation could adversely affect our business and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Aquinox Pharmaceuticals, Inc.

3.2(2)	Amended and Restated Bylaws of Aquinox Pharmaceuticals, Inc.

4.1(3)	Specimen Common Stock Certificate of the Aquinox Pharmaceuticals, Inc.

4.2(4)	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto.

10.1+	Executive Employment Agreement Amendment for David Main

10.2+	Executive Employment Agreement Amendment for Kamran Alam

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
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

Aquinox Pharmaceuticals, Inc.
(Registrant)

Date: August 1, 2019	/s/ David J. Main
David J. Main
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	/s/ Kamran Alam
Kamran Alam
Chief Financial Officer
(Principal Financial and Accounting Officer)