Form 10-Q
period 2019-09-30
Neoleukin Therapeutics, Inc.
filed 2019-11-13
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36327

Neoleukin Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0542593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360-1616 Eastlake Avenue East

Seattle, Washington 98102

(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (206) 732-2133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001	NLTX	The Nasdaq Stock Market LLC

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

As of November 13, 2019, there were 38,332,943 shares of the registrant’s common stock outstanding.

Neoleukin Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

Except as otherwise indicated herein or as the context otherwise requires, references in this report to, “the Company,” “we,” “us,” “our” and similar references refer to Neoleukin Therapeutics, Inc. (formerly Aquinox Pharmaceuticals, Inc.), a Delaware corporation. The name “Neoleukin” is a registered trademark of the Company in the United States. This report also contains references to registered marks, trademarks and trade names of other companies that are property of their respective holders.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents (Note 4)	$66,306	$76,928
Receivables, prepayments and deposits	1,276	237

Total current assets	67,582	77,165
Property and equipment, net	1,388	400
Operating lease right-of-use asset (Note 2(j))	170	—
Intangible asset, net (Note 3)	622	—
Long-term prepayments and deposits	29	53

Total assets	$69,791	$77,618

Liabilities
Current liabilities
Accounts payable and other liabilities	$2,300	$4,618
Finance lease liability (Note 5)	65	9
Operating lease liability (Note 5)	200	—

Total current liabilities	2,565	4,627
Deferred rent	—	313
Non-current finance lease liability (Note 5)	146	6
Non-current operating lease liability (Note 5)	205	—

Total liabilities	2,916	4,946

Stockholders’ equity
Share capital: (Note 6)
Common stock - $0.000001 par value - authorized, 50,000,000 as of September 30, 2019 and December 31, 2018; issued and outstanding, 28,140,243 as of September 30, 2019 and 23,537,368 as of December 31, 2018.	—	—
Non-voting convertible preferred stock - $0.000001 par value - authorized, 5,000,000 as of September 30, 2019 and December 31, 2018; issued and outstanding, 101,927 as of September 30, 2019 and nil as of December 31, 2018.	—	—
Additional paid-in capital	358,303	302,759
Accumulated deficit	(291,428)	(230,087)

Total stockholders’ equity	66,875	72,672

Total liabilities and stockholders’ equity	$69,791	$77,618

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Revenue (Note 8)	$—	$—	$—	$25,000
Operating expenses
Research and development (Note 7)	1,420	10,713	(471)	39,217
Acquired in-process research and development (Note 3)	47,716	—	47,716	—
General and administrative (Note 7)	10,380	4,484	15,358	13,107

Total operating expenses	59,516	15,197	62,603	52,324

Loss from operations	(59,516)	(15,197)	(62,603)	(27,324)
Other income, net (Note 9)	384	204	1,262	626

Net loss	$(59,132)	$(14,993)	$(61,341)	$(26,698)

Net loss per common stock – basic and diluted (Note 10)	$(2.26)	$(0.64)	$(2.51)	$(1.14)
Basic and diluted weighted average number of common stock outstanding	26,185,839	23,537,368	24,429,893	23,513,489
Comprehensive loss:
Net loss	$(59,132)	$(14,993)	$(61,341)	$(26,698)
Other comprehensive income – unrealized gain on available-for-sale securities	—	2	—	70

Comprehensive loss	$(59,132)	$(14,991)	$(61,341)	$(26,628)

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Operating activities
Net loss	$(61,341)	$(26,698)
Non-cash items:
Stock-based compensation (Note 6(c))	7,017	3,861
Acquired in-process research & development (Note 3)	47,716	—
Unrealized foreign exchange loss and others	276	628
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	(453)	720
Accounts payable and other liabilities	(3,973)	(313)

Cash used in operating activities	(10,758)	(21,802)

Investing activities
Acquisition of Neoleukin Therapeutics, Inc., net of cash acquired	191	—
Proceeds from maturity of investments	—	56,000
Purchase of property and equipment	(97)	(49)

Cash provided by investing activities	94	55,951

Financing activities
Proceeds from exercise of stock options	40	602
Payment on finance lease obligations	(7)	(30)

Cash provided by financing activities	33	572

Effect of exchange rate changes on cash and cash equivalents	9	(22)

Net change in cash and cash equivalents during the period	(10,622)	34,699
Cash and cash equivalents, beginning of period	76,928	52,032

Cash and cash equivalents, end of period	$66,306	$86,731

Supplemental disclosure of cash flow information:
Interest received	$1,279	$1,210

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

THREE MONTHS ENDED SEPTEMBER 30, 2019
	COMMON STOCK		NON-VOTING CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, June 30, 2019	23,537,368	$—	—	$—	$304,625	$(232,296)	$—	$72,329
Issuance of common stock for Former Neoleukin common stock (Note 3)	4,589,771	—	—	—	15,055	—	—	15,055
Issuance of convertible preferred stock for Former Neoleukin common stock (Note 3)	—	—	101,927	—	33,432	—	—	33,432
Options exercised	13,104	—	—	—	40	—	—	40
Stock-based compensation (Note 6(c))	—	—	—	—	5,151	—	—	5,151
Net loss	—	—	—	—	—	(59,132)	—	(59,132)

Balances, September 30, 2019	28,140,243	$—	101,927	$—	$358,303	$(291,428)	$—	$66,875

THREE MONTHS ENDED SEPTEMBER 30, 2018
	COMMON STOCK		NON-VOTING CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, June 30, 2018	23,537,368	$—	—	$—	$300,886	$(210,207)	$(2)	$90,677
Stock-based compensation (Note 6(c))	—	—	—	—	1,036	—	—	1,036
Other comprehensive income	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(14,993)	—	(14,993)

Balances, September 30, 2018	23,537,368	$—	—	$—	$301,922	$(225,200)	$—	$76,722

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

NINE MONTHS ENDED SEPTEMBER 30, 2019
	COMMON STOCK		NON-VOTING CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, December 31, 2018	23,537,368	$—	—	$—	$302,759	$(230,087)	$—	$72,672
Issuance of common stock for Former Neoleukin common stock (Note 3)	4,589,771	—	—	—	15,055	—	—	15,055
Issuance of convertible preferred stock for Former Neoleukin common stock (Note 3)	—	—	101,927	—	33,432	—	—	33,432
Options exercised	13,104	—	—	—	40	—	—	40
Stock-based compensation (Note 6(c))	—	—	—	—	7,017	—	—	7,017
Net loss	—	—	—	—	—	(61,341)	—	(61,341)

Balances, September 30, 2019	28,140,243	$—	101,927	$—	$358,303	$(291,428)	$—	$66,875

NINE MONTHS ENDED SEPTEMBER 30, 2018
	COMMON STOCK		NON-VOTING CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, December 31, 2017	23,472,430	$—	—	$—	$297,459	$(198,502)	$(70)	$98,887
Options exercised	64,938	—			602	—	—	602
Stock-based compensation (Note 6(c))	—	—	—	—	3,861	—	—	3,861
Other comprehensive income	—	—	—	—	—	—	70	70
Net loss	—	—	—	—	—	(26,698)	—	(26,698)

Balances, September 30, 2018	23,537,368	$—	—	$—	$301,922	$(225,200)	$—	$76,722

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Notes to the condensed consolidated financial statements

(Unaudited)

1. Nature of operations

On August 8, 2019, Aquinox Pharmaceuticals, Inc. (“Aquinox”) completed a transaction with Neoleukin Therapeutics, Inc. (“Former Neoleukin”) pursuant to the Agreement and Plan of Merger dated August 5, 2019. Former Neoleukin merged with a wholly owned subsidiary of Aquinox. Upon completion of the transaction, Aquinox was renamed Neoleukin Therapeutics, Inc. (“Neoleukin” or “the Company”) and its common stock trades under the new ticker symbol “NLTX” on the Nasdaq Global Market.

The Company is a biotechnology company that uses sophisticated computational algorithms and methods to design de novo protein therapeutics to address significant unmet medical needs in oncology, inflammation, and autoimmunity. The Company’s lead product candidate, NL-201, is a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15,  for the treatment of various types of cancer, including renal cell carcinoma, or RCC, and melanoma, while limiting the toxicity caused by the preferential binding of native IL-2 and IL-15 to non-target cells. In preclinical studies, a closely related precursor to NL-201 demonstrated higher levels of activity in multiple murine solid tumor syngeneic models as compared to recombinant, native IL-2.

The Company’s head-office is in Seattle, Washington.

2. Summary of significant accounting policies

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2019, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

(b) Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates include valuation of stock options and restricted stock units, amortization and depreciation, determination of the fair values of assets and liabilities acquired in the acquisition of net assets of Former Neoleukin, accrual of expenses, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(c) Leases

At contract inception, the Company determines if the contract is a lease or contains a lease. Operating leases are recorded as operating lease right-of-use assets, operating lease liabilities and non-current operating lease liabilities. Finance leases are recorded as finance lease right-of-use assets, finance lease liabilities and non-current finance lease liabilities.

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

For leases of office space with a lease term of less than 12 months and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.

For leases of office space, the Company has elected to not separate the lease components from the non-lease components.

(d) Asset acquisitions

At the time of acquisition, the Company determines if a transaction should be accounted for as a business combination or acquisition of assets. The Company accounted for its transaction with Neoleukin as an asset acquisition as substantially all the value of the acquisition is concentrated in one identifiable intangible asset.

For an acquisition of assets, the cost of acquiring the asset group, including transaction costs, is allocated to the acquired assets and assumed liabilities based on their relative fair values without giving rise to goodwill. Acquired in-process research and development assets are expensed if management determines that the assets do not have an alternative future use. Other long-lived intangible assets are recorded at the acquired cost and amortized using the straight-line method over their estimated useful life.

The intangible asset is tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recognizes an impairment loss when carrying amount is not recoverable and the estimated fair value of the intangible asset is less than its carrying value.

(e) Accounting for stock-based compensation

The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. The Company accounts for forfeitures as they occur. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant date fair values.

The Company initially measures the compensation expense of stock-based awards granted to consultants using the grant date fair value of the award. Compensation expense is recognized over the period during which services are rendered by such consultants. At the end of each financial reporting period prior to completion of services being rendered, the compensation expense related to these awards is remeasured using the then current fair value of the Company’s common stock for RSUs, or based upon updated assumptions in the Black-Scholes option pricing model for stock option awards.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. The expected volatility assumption is based on industry peer information and the Company expects to continue to do so until it has adequate historical volatility of its common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method calculation is used.

The fair value of each RSU is measured using the closing price of the Company’s common stock on the date of grant.

(f) Restructuring costs

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

(g) Revenue recognition

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

(h) Segment reporting

The Company operates in one segment, the research and development of de novo protein therapeutics using sophisticated computational algorithms and methods to address unmet medical needs in oncology, inflammation, and autoimmunity. The Company’s operations and its assets are mostly held in the United States with an immaterial amount of long-lived assets in Canada.

(i) Net loss per common stock

Basic net loss per common stock is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, restricted stock units and the conversion of the non-voting convertible preferred stock. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

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

3. Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc.

On August 8, 2019, Aquinox and Former Neoleukin completed a transaction pursuant to the Agreement and Plan of Merger dated August 5, 2019. Former Neoleukin became a wholly owned subsidiary of Aquinox and Aquinox subsequently changed its name to Neoleukin Therapeutics, Inc. All of the outstanding shares of common stock of the Former Neoleukin were exchanged for 4,589,771 shares of common stock of the Company and 101,927 shares of non-voting convertible preferred stock of the Company.

The total consideration paid was $51.6 million and consists of:

(in thousands)
Fair value of 4,589,771 Aquinox common stock	$15,054
Fair value of 101,927 Aquinox convertible preferred stock	33,432
Cash consideration for fractional shares	5
Transaction costs	3,087

Total consideration	$51,578

The fair value of the Aquinox securities issued to stockholders of Former Neoleukin was based on the closing stock price on August 7, 2019, the last day of trading prior to the completion of the transaction.

The transaction was accounted for as an asset acquisition as Former Neoleukin did not meet the definition of a business under Accounting Standard Codification Topic 805, Business Combinations (“ASC 805”) as substantially all of the value was in the In Process Research & Development (“IPR&D”) asset. The estimated fair value of the IPR&D asset was expensed as the Company determined that the asset has no alternative future use in accordance with ASC 730 “Research and Development”.

The following table summarizes the assets acquired and liabilities assumed:

(in thousands)
Assets acquired:
Cash and cash equivalents	$3,282
Receivables, prepayments and deposits	560
Property and equipment, net	1,034
In process research and development asset	47,716
Intangible asset	659

Total assets acquired	53,251

Liabilities assumed:
Accounts payable and other liabilities	1,472
Financing lease liability	201

Total liabilities assumed	1,673

Total consideration	$51,578

4. Cash and cash equivalents

(in thousands)	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Cash	$22,270	$25,061
Cash equivalents	44,036	51,867

	$66,306	$76,928

5. Lease liabilities

(a) ASU 2016-02 Leases disclosures

The Company has a lease agreement for approximately 10,946 square feet of office space in Canada which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, the Company signed a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expired on June 30, 2019. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

As part of the transaction with Former Neoleukin, the Company assumed a finance lease liability for laboratory equipment. The Company is obligated to make five annual payments of $59,632 for an aggregate purchase price of $298,160. All rights and title will transfer to the Company upon receipt of the final payment.

The components of the lease expense were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2019
Finance lease cost
Amortization of right-of-use asset	$7	$7
Interest on lease liabilities	—	—
Operating lease cost	24	86
Variable lease cost	31	121

Total net lease cost	$62	$214

Supplemental cash flow information related to leases was as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$146
Cash paid for amounts included in the measurement of finance lease liabilities	2	7
Operating lease liabilities arising from obtaining right-of-use assets	—	515

The calculation of the present value of the operating lease payments utilized a discount rate of 6% and did not include the option to extend the lease to October 31, 2026. The calculation of the present value of the finance lease payments utilized a discount rate of 7.11%.

At September 30, 2019, the future payments under the Company’s operating and finance lease liabilities were as follows:

(in thousands)	FINANCE LEASE	OPERATING LEASE
December 31, 2019	$2	$51
December 31, 2020	67	207
December 31, 2021	60	172
December 31, 2022	60	—
December 31, 2023	59	—

Total undiscounted lease payments	248	430
Less: imputed interest	(37)	(25)

Total lease liabilities	211	405
Less: current portion	(65)	(200)

Non-current lease liabilities – September 30, 2019	$146	$205

On September 26, 2019, the Company entered into a lease agreement for the lease of approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s principal executive offices, a laboratory for research and development and related uses. The lease was effective on September 23, 2019, commenced on October 1, 2019 and expires on September 30, 2021, unless terminated earlier. The Company will be obligated to pay approximately $358,000 in annual basic rent for the first year of the lease, and approximately $366,000 in the second year. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

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

During the three and nine months ended September 30, 2018, the Company incurred operating lease costs of $0.3 million and $0.7 million, respectively.

6. Stockholders’ equity

(a) Share capital

Neoleukin is authorized to issue two classes of stock, common and preferred. The total number of shares Neoleukin is authorized to issue is 55,000,000 shares, comprised of 50,000,000 common stock and 5,000,000 preferred stock both with a par value of $0.000001 per share. As of September 30, 2019 and December 31, 2018, the total number of shares of common stock issued and outstanding was 28,140,243 and 23,537,368, respectively. As of September 30, 2019 and December 31, 2018, the total number of shares of preferred stock issued or outstanding was 101,927 and nil.

On August 8, 2019, the Company issued 4,589,771 shares of common stock and 101,927 shares of non-voting convertible preferred stock as consideration in the Merger between Aquinox, Former Neoleukin and Apollo Merger Inc. (see Note 3).

Each share of non-voting convertible preferred stock is convertible into 100 shares of common stock and is entitled to receive dividends, on an as-is converted to common stock basis, when dividends are paid to common stockholders. Upon liquidation preferred stockholders will receive the greater of (i) $1 plus all accrued and unpaid dividends or (ii) the amount the preferred stockholders would have been entitled to if the preferred stock had been converted to common stock before any amounts are distributed to common stockholders. The holders of preferred stock are only entitled to vote when it impacts the rights of the preferred stockholder.

(b) Stock option plan

The Company’s 2014 Equity Incentive Plan (“2014 Plan”) became effective in March 2014. The 2014 Plan is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”). No further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.

As at September 30, 2019, the maximum number of shares of common stock that may be issued under the 2014 Plan was 4,712,447 shares. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2018	2,897,294	$9.04	7.96	$—
Options granted	298,000	3.54
Options exercised	(13,104)	3.07
Options forfeited	(278,197)	11.84

Outstanding at September 30, 2019	2,903,993	$8.23	3.95	$3

Exercisable as of September 30, 2019	2,288,581	$9.41	3.60	$—

During the three months ended September 30, 2019, the Company granted 298,000 stock options to employees and consultants. The stock options granted to employees have an exercise price per share ranging from $2.80 to $3.76 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three months ended September 30, 2019, 13,104 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of nil.

Restricted stock units

During the three months ended September 30, 2019, the Company granted 72,000 restricted stock units to employees and consultants with a weighted average grant date fair value per share of $3.47. The restricted stock units vest 50% on the first anniversary of the grant and 50% on the second anniversary of the grant. All restricted stock units under the 2014 Plan are subject to a 10-year expiration period.

Inducement grants

During the three months ended September 30, 2019, the Compensation Committee of the Board of Directors of the Company granted 3,300,000 stock options as a material inducement to four employees hired by the Company pursuant to the inducement exception provided under Nasdaq listing rules. The stock options granted have an exercise price per share of $2.80 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The options have a weighted average grant date fair value per share of $2.08, a weighted average remaining contractual life of 9.92 years and an intrinsic value of $0.2 million.

(c) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Expected volatility	90%	83%	90%	80%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.00	6.00	6.00	6.00
Risk free rate	1.44%	2.86%	1.44%	2.80%
Weighted average grant-date fair value of stock options	$2.63	$2.20	$2.63	$6.25

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to operating expenses was $5.1 million and $7.0 million for the three and nine months ended September 30, 2019, respectively and $1.5 million and $2.8 million for the three and nine months ended September 30, 2018, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $8.6 million and $15.4 million as of September 30, 2019 and September 30, 2018, respectively, which is expected to be recognized over a weighted-average period of 3.70 years (September 30, 2018 – 3.00 years).

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

The following table shows the total amounts incurred and the liability accrued related to the July 2018 restructuring as at September 30, 2019:

(in thousands)	CLINICAL TRIAL CLOSING COSTS	ONE-TIME EMPLOYEE TERMINATION BENEFITS	CONTRACT TERMINATION COSTS	SAN BRUNO OFFICE CLOSING COSTS	TOTAL EXPENSES
Amounts accrued as at January 1, 2018	$—	$—	$—	$—	$—
Charges for the year	5,703	1,879	1,108	465	9,155
Revised estimates during the year	41	2	187	5	235

Total restructuring costs expected to be incurred	5,744	1,881	1,295	470	9,390
Amounts paid during the year	(2,204)	(1,881)	(1,201)	(470)	(5,756)

Amounts accrued as at December 31, 2018	3,540	—	94	—	3,634
Revised estimates during the period	(1,954)	—	12	—	(1,942)
Amounts paid during the period	(1,579)	—	(78)	—	(1,657)

Amounts accrued as at September 30, 2019	$7	$—	$28	$—	$35

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees effective December 31, 2018. Further reduction of staff occurred in 2019. Affected employees are eligible to receive severance payments and outplacement services. The Company incurred restructuring charges of $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. Substantially all of these charges were paid as at December 31, 2018. Additional restructuring charges of $0.7 million were incurred in 2019.

The following table shows the total amount expected to be incurred and the liability related to the November 2018 restructuring as at September 30, 2019:

(in thousands)	ONE-TIME EMPLOYEE TERMINATION BENEFITS
Total restructuring costs incurred in 2018	$984
Amount paid in 2018	(922)

Amount accrued at December 31, 2018	62
Restructuring costs expected to be incurred in 2019	660
Amount paid during the period ended September 30, 2019	(702)
Amount accrued at September 30, 2019	(9)

Amount expected to be incurred in future periods	$11

Restructuring recoveries of $1.9 million is recorded in research and development expenses and $0.6 million in general and administrative expenses. The majority of the amounts were paid by September 30, 2019.

8. Previous license and collaboration agreement

The Company had previously entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”) in May 2018. The Company granted Astellas an exclusive, royalty-bearing license to use, research, develop, manufacture and commercialize the Company’s drug candidate, rosiptor, and related compounds for all human diseases and conditions in Japan and certain other countries in the Asia-Pacific region. The license and collaboration agreement also included an upfront payment of $25.0 million and contractual milestones.

The Company determined that its performance obligations under the agreement are the license and transfer of data, ongoing information sharing with Astellas and the material right granted to Astellas to acquire rosiptor at the Company’s cost. The upfront payment of $25.0 million was allocated between each of the performance obligations.

On November 8, 2018, the Company entered into an Early Termination Agreement with Astellas to terminate the exclusive license and collaboration agreement between the Company and Astellas effective immediately. The $25.0 million upfront payment from Astellas is non-refundable and the full amount was recorded as revenue.

9. Other income, net

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Interest income	$392	$469	$1,278	$1,093
Foreign exchange gain (losses)	1	(3)	(6)	(34)
Miscellaneous expenses	(9)	(262)	(10)	(433)

	$384	$204	$1,262	$626

10. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded the following outstanding stock options, restricted stock units and the non-voting convertible preferred stock from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Outstanding stock options	6,203,993	3,357,264	6,203,993	3,357,264
Restricted stock units	72,000	—	72,000	—
Common stock to be issued on conversion of convertible preferred stock	10,192,700	—	10,192,700	—

	16,468,693	3,357,264	16,468,693	3,357,264

11. Financial instruments

The carrying amounts of certain of the Company’s financial instruments including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

The Company has no financial instruments that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

The Company had no Level 1, 2 or 3 financial instruments as at September 30, 2019 and December 31, 2018. There were no transfers to/from Level 3 during the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

12. License and patent agreements

The Company has an exclusive license agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted the Company an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are sublicensable by the Company without UW’s consent, subject to certain limited conditions.

As consideration for the licensed rights, the Former Neoleukin issued 536,813 shares of common stock to UW. These shares were exchanged for 188,974 shares of common stock of the Company and 4,197 shares of non-voting convertible preferred stock on the completion of the Merger. Pursuant to the agreement, the Company also granted to UW an assignable right to participate in any future sale of equity securities by the Company, subject to certain exclusions.

Furthermore, the Company is required to pay; (i) an annual maintenance fee starting in January 2022 (but excluding any year in which minimum annual royalties are paid); (ii) up to $0.9 million in combined development and regulatory milestone payments with respect to each distinct class of licensed product; (iii) up to $10.0 million in combined commercial milestone payments based on cumulative net sales of licensed products within each distinct class of licensed products, beginning when cumulative net sales of the class of licensed products equals or exceeds $100.0 million, with the majority payable when cumulative net sales of the class of licensed products equals or exceeds $1.0 billion; (iv) a low single-digit royalty on net sales of licensed products sold by the Company and its sublicensees, which may be subject to reductions, and subject to minimum annual royalty payments following the first commercial sale of a licensed product; (v) a certain percentage of any sublicense consideration (other than royalties) the Company receives from sublicensees, based on the stage of development at the time the sublicense is executed; and (vi) a certain percentage of consideration the Company receives from an acquisition of the Company or its assets based on the stage of development at the relevant time. The Company is obligated to pay royalties on a country-by-country basis until the expiration of the last valid claim within the licensed patent rights in such country.

The agreement will expire upon the expiration of the last valid claim within the licensed patent rights. The Company may terminate the agreement upon prior written notice to UW. UW may terminate the agreement by a specified number of days’ notice if the Company permanently ceases operations, becomes insolvent or similar, or if the Company challenges the validity of the licensed patent rights. In addition, UW may terminate the agreement for material breach that is not cured within a specified number of days, which cure period is to be at least doubled if the Company is proceeding diligently to cure the default.

13. Subsequent events

At the Company’s annual general meeting of stockholders on November 12, 2019, the Company’s stockholders approved the conversion of 101,927 non-voting convertible preferred stock into 10,192,700 shares of the Company’s common stock. Pursuant to the terms of the preferred stock, all 101,927 shares converted automatically on the date of stockholder approval.

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

Overview

On August 8, 2019, Aquinox Pharmaceuticals, Inc. (“Aquinox”) completed its transaction with Neoleukin Therapeutics, Inc. (“Neoleukin”), and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019 (the “Merger Agreement”). Pursuant to the Merger Agreement, the Merger Sub merged with and into Neoleukin (the “Merger”), with Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox

Pursuant to the Merger Agreement, we issued to the former holders of Neoleukin’s capital stock (i) 4,589,771 shares of our common stock representing approximately 19.5% of our issued and outstanding shares of common stock (calculated prior to the issuance of those new shares of common stock) and (ii) 101,927 shares of a newly created non-voting convertible preferred stock that, following approval of our stockholders on November 12, 2019, were converted into 10,192,700 shares of our common stock. Following such conversion, the former holders of Neoleukin’s capital stock hold in aggregate approximately 38.58% of our issued and outstanding shares. Any outstanding shares of Neoleukin’s common stock that were unvested or subject to repurchase or forfeiture restrictions became fully vested and any repurchase or forfeiture restrictions thereon lapsed. Upon completion of the Merger, we were renamed Neoleukin Therapeutics, Inc. and our common stock trades under the new ticker symbol “NLTX” on the Nasdaq Global Market.

Following the Merger, we are a biotechnology company that uses sophisticated computational algorithms and methods to design de novo protein therapeutics to address significant unmet medical needs in oncology, inflammation, and autoimmunity. We use our proprietary platform to design and engineer de novo proteins that demonstrate specific biological properties that provide potentially superior therapeutic benefit over existing native proteins. Existing protein engineering treatments generally involve the modification of native proteins. With our proprietary platform we design completely new protein structures from the ground up, capable of demonstrating specifically desired biological properties. Through this method we are able to produce proteins that, while resembling native proteins, can be designed around the structural issues of native proteins while delivering therapeutic benefit. We are initially focused on key cytokine mimetics, which we refer to as NeoleukinTM de novo cytokine mimetics. These de novo proteins have the capacity to be agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer. NeoleukinTM de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.

Our lead product candidate, NL-201, is a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer, including renal cell carcinoma, or RCC, and melanoma, while limiting the toxicity caused by the preferential binding of native IL-2 and IL-15 to non-target cells. In preclinical studies, a closely-related precursor to NL-201 demonstrated higher levels of activity in multiple murine solid tumor syngeneic models as compared to recombinant, native IL-2.

De Novo Protein Design Technology

Our proprietary technology (“Neoleukin Platform”) uses a set of advanced computational algorithms and methods to design functional de novo proteins. A protein is generally defined as one or more chains of covalently-linked amino acids – totaling at least 50 amino acids – that assemble into a 3-dimensional structure. Human cells contain tens of thousands of different proteins; however, this is still only a small subset of all possible amino acid sequences that can be assembled to form a protein. While protein engineering to date has largely been conducted through the modification of native proteins, with our platform we are able to explore the full sequence space, guided by the physical principles that underlie protein folding, and design functional proteins from the ground up. Our de novo proteins fit the above definition of a protein, but, unlike native proteins, are designed using our proprietary computational algorithms and methods. Successful de novo protein design is a cutting edge process that requires both the advanced computational tools of our proprietary platform and deep insight into how a sequence of amino acids will fold into a stable 3-dimensional protein.

To design a NeoleukinTM de novo cytokine mimetic using the Neoleukin Platform, we begin with an accurate model of the biological target. This is typically a high-resolution crystal structure but may instead be a computationally-modeled structure. Then, critical points of contact between molecular interfaces are identified so that essential interactions can be maintained or strengthened, and undesirable interactions can be avoided. Next, we use a computational algorithm to build idealized 3-dimensional topologies. Finally, we use a separate computational algorithm to select amino acids for each position within the idealized 3-dimensional topologies that maximizes interactions at the desired interface and the thermodynamic stability of the resulting protein. The resulting amino acid sequences are then expressed in bacteria, tested in the laboratory, and further modified to optimize the final sequence. The resulting protein is unlike anything that exists in nature and can be fine-tuned to improve on the desired biological activity.

While we are currently focused on the design of NeoleukinTM de novo cytokine mimetics, we believe this approach could be used broadly to widen the therapeutic window and improve drug-like characteristics of therapeutic proteins, including chemical stability, pharmacokinetic properties, or novel routes of administration. Furthermore, we believe that the Neoleukin Platform can also be used to generate de novo proteins that inhibit activation of specific receptors, a property that could be valuable for treatment of inflammatory or autoimmune conditions. Computational design of therapeutic proteins is in a very early stage. The potential is vast, and we are focused on continuing to improve the technology and realizing the tremendous potential of de novo protein design to improve human health.

Our Strategy

Our business model is focused on three primary goals:

•	Develop proprietary de novo protein immunotherapies for the treatment of cancer and inflammatory conditions;

•	Become the leader in de novo protein design for therapeutic applications by strengthening our intellectual property and know-how; and

•	Collaborate with leading biotechnology, pharmaceutical, and academic partners to expand the scope of our platform.

The key elements of our strategy are:

•

Rapidly advance NL-201 to clinical proof-of-concept. NL-201 is our lead product candidate and we believe will be the first entirely de novo therapeutic protein to be evaluated in a clinical setting. NL-201 is currently in preclinical development and manufacturing. We expect to conduct Investigational New Drug, or IND, enabling toxicology studies and anticipate submitting an IND by the end of 2020.

•

Generate preclinical data for additional product candidates. Our research activities are currently focused on the development of novel de novo interleukin receptor agonists and antagonists to expand our oncology pipeline. We are currently optimizing and evaluating several early research projects as potential clinical candidates. Beyond oncology targets, we also intend to develop de novo protein therapeutics to address significant unmet medical needs in inflammation and autoimmunity indications.

•

Expand the capabilities of the Neoleukin Platform. De novo protein design is in the earliest stages of development and has the potential to generate therapeutics to treat a wide range of human diseases. We believe that there will be a rapid evolution in the enabling technology, such that it will be feasible to design more complex and dynamic proteins in the future. We intend to devote a significant amount of resources to building our computational talent and infrastructure in order to position Neoleukin as a leader in the design and development of de novo protein therapeutics.

•

Build partnerships to leverage the Neoleukin Platform. There is substantial interest in the field of de novo protein design for therapeutic applications. We intend to seek potential partners that can provide additional resources and expertise to further advance our pipeline and broaden our potential targets. We may also strategically pursue one or more collaborations to design, outlicense, or co-develop de novo proteins.

NL-201

Our lead program, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while maintaining high-affinity binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity with effectively no binding to CD25, as compared to native IL-2 and to competitor engineered IL-2 variants in development. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in our NL-201 product candidate. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, NL-201 holds promise in combination with allogenic cell therapy to expand and maintain populations of transplanted CAR-T and natural killer, or NK, cells. NL-201 is positioned as a potential best-in-class IL-2/IL-15 immunotherapy.

IL-2 has a demonstrated mechanism of action for treating tumors, however, it has encountered issues as a therapeutic due to the biased activation of cells that contain CD25. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. Preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, while preferential activation of CD25-expressing regulatory T cells can inhibit anti-cancer immune responses. Due to IL-2’s potential for high toxicity and reduced efficacy over time, its use as a therapeutic has been limited.

While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor signaling while eliminating binding to CD25. Instead of modifying native IL-2, we used the Neoleukin Platform to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding. As opposed to traditional recombinant human, or humanized, protein therapeutics, de novo proteins are entirely novel sequences with no homology to native proteins. As a result, there is a potential that patients may mount an anti-drug immune response against NL-201. However, we believe that this risk is mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.

Immunotherapy Market Overview

Over the past several decades, the potential of the immune system to control and/or eliminate cancer has been better understand and appreciated. Immunotherapies, including allogenic stem cell transplantation, checkpoint inhibitors, and cellular therapies have led to impressive improvements in patient outcomes. Immunotherapy is one of the fastest growing segments of the oncology market. Immune checkpoint inhibitors are one of the most widely used classes of cancer immunotherapy. Checkpoint inhibitors promote an anti-cancer immune response by blocking inhibitory signals between cancer cells and the immune microenvironment. Patients with metastatic cancers, who previously had uniformly poor prognoses, now have the opportunity to achieve durable responses with checkpoint inhibitors. The initial drug in this class, ipilimumab, was approved in 2011. Since that time, at least five additional checkpoint inhibitors have been approved. In addition to checkpoint inhibitors, other notable cancer immunotherapies expected to improve cancer outcomes over the next decade include bi-specific T-cell engagers, such as blinatumomab, and more recent CAR-T therapies, such as tisagenlecleucel and axicabtagene ciloleucel.

Limitations of Current Treatments

Despite achieving success in a subset of patients, checkpoint inhibitors often fail to control tumor growth. In addition, some patients do not tolerate checkpoint inhibitors. While checkpoint inhibitors work to block the mechanisms by which malignant cells evade immunological surveillance by anti-cancer T cells, they are less effective in patients who lack a favorable tumor microenvironment, expression of the inhibitory ligand, or sufficient tumor-specific antigens. For these patients, novel approaches to immunotherapy are needed that complement and/or enhance checkpoint inhibition. What is needed is a new class of agents that activate immune cells in the tumor microenvironment.

Stimulation of the IL-2 and IL-15 pathways is an attractive approach to generate an anti-cancer immune response, since it promotes the proliferation and activation of both CD8+ effector T cells and NK cells. Recombinant human IL-2, or aldesleukin, is a proven therapy and is approved for the treatment of adults with metastatic RCC or metastatic melanoma. However, significant toxicity has resulted in multiple black box warnings in the label, including a requirement that administration occur in the hospital under supervision of an experienced physician. As a result of these toxicities, aldesleukin is not frequently used in the clinic. In addition, aldesleukin has a relatively modest rate of durable remissions, potentially because it preferentially stimulates the proliferation of regulatory T cells, which can inhibit the antitumor response. There is a clear clinical need for an agent that stimulates an immunological response to cancer with greater selectivity and less toxicity than aldesleukin.

Initial Clinical Development Plan

We expect that NL-201 will be administered as monotherapy by intravenous injection and, during dose escalation, will be tested in patients with a variety of relapsed and refractory solid tumors. A dose and schedule will be determined by evaluation of safety, tolerability, pharmacokinetics, and pharmacodynamic measures to achieve the optimal regimen for outpatient administration. Multiple schedules may be tested during phase 1. Subsequently, we expect that expansion cohorts will be enrolled using tumor-specific inclusion/exclusion criteria to evaluate both safety and antitumor activity in uniform patient populations. If the clinical data are considered promising, additional trials will be initiated, which may include combination regimens and trials with registrational intent.

Research Programs

Beyond our initial focus on NL-201, our research team is working on further applying de novo protein design principles to develop therapeutics to address significant unmet medical needs in immuno-oncology, inflammation, and autoimmunity. Our research is powered by the Neoleukin Platform, our computational framework for developing highly selective, hyper-stable de novo immunomodulatory proteins. Beyond NL-201, we are developing targeted and conditionally active IL-2/IL-15 mimetics, as well as cytokine mimetic programs for other oncology targets. Our research team is also actively applying the Neoleukin Platform to generate de novo receptor agonist and antagonist candidates against multiple targets of interest for inflammatory and autoimmune indications. As we validate additional candidates, they will enter our preclinical pipeline.

Intellectual Property

Our intellectual property strategy is centered around robust protection of our pipeline molecules and enabling technologies. While employees at the University of Washington, our scientific co-founders authored three provisional patents with claims encompassing the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin Platform. We have secured an exclusive license from the University of Washington to develop and commercialize these patents.

Also, through our research efforts, we anticipate generating intellectual property covering novel compounds and significant improvements on existing molecules. The patents that result from this new research will remain Neoleukin’s exclusive property. In addition, our research team is extending and enhancing our computational technology and capabilities. We intend to protect improvements to the Neoleukin Platform through a combination of new patent filings as well as the maintenance of trade secrets.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition and strong defense of intellectual property. While we believe that our Neoleukin Platform and our knowledge, experience and scientific resources provide us with competitive advantages going forward, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

The development of next-generation IL-2 or IL-15 agonists for cancer immunotherapy is an area of intense interest within the biotechnology industry. We are aware of several IL-2 or IL-15 agonists in various stages of clinical development. Noted in the table below are engineered variants of IL-2 that each attempt to improve on aldesleukin’s narrow therapeutic window by inhibiting IL-2’s natural high-affinity interaction with CD25 using traditional protein engineering approaches including steric inhibition and mutagenesis. While these strategies partially mitigate IL-2’s interaction with CD25, to our knowledge, none have successfully eliminated CD25-binding.

Developer	Name	Stage
Nektar Therapeutics	NKTR-214	Phase II
Altor BioScience (NantCell)	ALT-803	Phase II
Roche	RG7461	Phase I
Alkermes	ALKS 4230	Phase I
Novartis	NIZ985	Phase I
Synthorx	THOR-707	Phase I
Medicenna Therapeutics	MDNA109	Preclinical
Pivotal Biosciences	PB101	Preclinical
BioNTech	BNT151/153	Preclinical
Xencor	XmAb24306	Preclinical
Ascendis Pharma	Transcon IL-2	Preclinical

Results of Operations

Revenue

Prior to our merger with Neoleukin, we had entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc. (“Astellas”) in May 2018. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future royalties and milestone payments. On November 8, 2018, we entered into an Early Termination Agreement with Astellas to terminate the agreement. The upfront payment of $25.0 million from Astellas is non-refundable and has been recorded as revenue in 2018.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Research and development	$1,420	$10,713	$(471)	$39,217
Acquired in-process research and development	47,716	—	47,716	—
General and administrative	10,380	4,484	15,358	13,107

	$59,516	$15,197	$62,603	$52,324

Research and Development Expenses

After our announcement in June 2018 that our Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint and that all further development activities with rosiptor were halted, we have not engaged in any significant research and development activities. However, since the completion of the Merger in August 2019, we have been actively engaged in research and development activities to advance our lead product candidate, NL-201 and other Neoleukin technologies.

For the three months ended September 30, 2019, we incurred research and development expenses of $1.4 million compared to $10.7 million for the three months ended September 30, 2018. The decrease resulted from lower research and development expenses following the suspension of our rosiptor programs, partially offset by research and development expenses incurred following the completion of the Merger. For the nine months ended September 30, 2019, we had credits to our research and development expenses of $0.5 million as a result of reductions to accrued research and development expenses following confirmation by vendors that final costs were less than contracted, partly offset by research and development expenses incurred following the completion of the Merger. This compares to $39.2 million in research and development expenses incurred for the nine months ended September 30, 2018. The lower research and development costs during the nine months ended September 30, 2019 was the result of the suspension of all research and development activities with rosiptor in June 2018, partly offset by research and development expenses of NL-201 incurred following the completion of the Merger.

Acquired in-process research and development

The acquired in-process research and development expense that arose from the Merger was expensed immediately as management determined that the asset has no alternative future use in accordance with ASC 730.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three and nine months ended September 30, 2019, general and administrative expenses were $10.4 million and $15.4 million, respectively, compared to $4.5 million and $13.1 million for the three and nine months ended September 30, 2018. The increase in general and administrative expenses during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to Merger related severance costs and the recognition of stock based compensation expense for certain options that vested as a result of the Merger but partly offset by lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Interest income	$392	$469	$1,278	$1,093
Foreign exchange gain (losses)	1	(3)	(6)	(34)
Miscellaneous expenses	(9)	(262)	(10)	(433)

Total other income, net	$384	$204	$1,262	$626

Interest income during the three months ended September 30, 2019 decreased compared to the same period in 2018 due to lower cash and investment balances for the three months ended September 30, 2019. Interest income during the nine months ended September 30, 2019 increased compared to the same period in 2018 as a result of an increase in interest rates partly offset by a reduction in cash and investment balances for the nine months ended September 30, 2019.

Foreign exchange gain (losses) were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $10.8 million and $21.8 million of cash flows during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $291.4 million, working capital of $65.0 million and cash and cash equivalents of $66.3 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(10,758)	$(21,802)
Investing activities	94	55,951
Financing activities	33	572
Effect of exchange rate changes on cash and cash equivalents	9	(22)

Net change in cash and cash equivalents	$(10,622)	$34,699

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2019 decreased significantly compared to the nine months ended September 30, 2018 primarily due to reduction in operating expenses resulting from the restructuring in the second half of 2018 and the halt of all research and development activities relating to rosiptor in June 2018, partly offset by expenses incurred in connection with our research and development activities relating to NL-201 following the completion of the Merger.

Net cash provided by investing activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was primarily the result of the net cash received on the completion of the Merger. Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily the result of the maturity of short-term investments.

Net cash provided by financing activities

For the nine months ended September 30, 2019 and 2018, net cash provided by financing activities was the result of the exercise of stock options.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2019, we had approximately $66.3 million in cash and cash equivalents. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2021. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of September 30, 2019:

	TOTAL	2019	2020	2021	2022	2023
Operating lease obligations(1)	$1,154	$140	$567	$447	$—	$—
Finance lease obligations	248	2	67	60	60	59

	$1,402	$142	$634	$507	$60	$59

1.

On September 26, 2019, we entered into a lease agreement for the lease of approximately 6,272 square feet of office space in Seattle, Washington, for our principal executive offices, a laboratory for research and development and related uses. The lease was effective on September 23, 2019, commenced on October 1, 2019 and expires on September 30, 2021, unless terminated earlier. We will be obligated to pay approximately $358 in annual basic rent for the first year of the lease, and approximately $366 in the second year. We will also be responsible for the payment of additional rent to cover our share of the annual operating and tax expenses and utilities costs for the building. The operating lease obligation related to this office lease agreement is included in the table above as the lease was signed before September 30, 2019.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to determining the fair value of the net assets acquired, accrued liabilities and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2018. Apart from the acquisition of intangible assets and the adoption of new accounting pronouncements discussed below, there have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2019.

Asset Acquisition

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed. We accounted for our transaction with Neoleukin as an asset acquisition as substantially all the value of the acquisition is concentrated in one identifiable intangible asset. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in our acquisition of Neoleukin, requires the use of significant judgment with regard to (i) the fair value; (ii) whether such intangibles have alternative future use; and (iii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from the identifiable intangible assets acquired. The projected cash flows are discounted to determine the present value of the assets at the date of acquisition. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition.

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

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2019, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2019, we had cash equivalent holdings in U.S. government securities of $44.0 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of September 30, 2019.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it could result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it could have a negative impact on our financial positions. For the three and nine months ended September 30, 2019 and 2018, foreign exchange gain (losses) were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Risks Related to Our Financial Position and Capital Needs

We will require substantial additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.

The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing, and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to continue incurring costs associated with operating as a public company.

Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2019, we had approximately $66.3 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through 2021. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the timing, cost and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;

•	the timing and amount of milestone and other payments we may receive or make under our collaboration agreements;

•	our ability to maintain our current licenses and to establish new collaboration arrangements;

•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;

•	the costs of manufacturing our product candidates by third parties;

•	the cost of regulatory submissions and timing of regulatory approvals;

•	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and

•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed.

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.

We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2018 and 2017, and for the nine months ended September 30, 2019, we reported a net loss of $31.6 million, $50.2 million and $61.3 million, respectively. As of September 30, 2019, we had an accumulated deficit since inception of $291.4 million.

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

Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel small molecule drug candidates and undertaking preclinical studies and, prior to the Merger, clinical trials of rosiptor. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

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

We will require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of develop future product candidates.

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

Risks Related to Discovery, Development and Commercialization

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our development efforts. We have no products on the market and all of our product candidates, including NL-201, are still in the preclinical or drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. We currently expect to submit an Investigational New Drug application, or IND, with respect to NL-201 by the end of 2020. However, it is possible that the FDA may deny our IND or require additional testing before allowing clinical testing in humans. Alternatively, we may obtain data while preparing for an IND that causes us to delay or even abandon clinical testing of NL-201. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. If we do not receive regulatory approvals for clinical testing and commercialization of our product candidates, we may not be able to continue our operations.

We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	preclinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;

•

negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	product-related side effects experienced by patients in our clinical trials or by individuals using drugs or therapeutic biologicals similar to our product candidates;

•	our third-party manufacturers’ inability to successfully manufacture our products or to meet regulatory specifications;

•	inability of any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials or commercial sales;

•

delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA, the European Medicines Agency, or EMA, or other applicable regulatory authorities regarding the scope or design of our clinical trials;

•	delays in enrolling patients in our clinical trials;

•	high drop-out rates of our clinical trial patients;

•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;

•	greater than anticipated costs of our clinical trials;

•	manufacturing costs, formulation issues, pricing or reimbursement issues or other factors that no longer make a product candidate economically feasible;

•	harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;

•	failure to demonstrate a benefit-risk profile acceptable to the FDA, EMA or other applicable regulatory authorities;

•

unfavorable inspection and review by the FDA, EMA or other applicable regulatory authorities of one or more clinical trial sites or manufacturing facilities used in the testing and manufacture of any of our product candidates;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•

delays and changes in regulatory requirements, policy, and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of our data by the FDA, EMA or other applicable regulatory authorities.

We or our future partners’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for advanced cancers, i.e. third-line or beyond. When cancer is detected early enough, first-line therapy, usually chemotherapy, surgery, radiation therapy, immunotherapy, hormone therapy, or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect our clinical trials for NL-201 will be with patients who have received one or more prior treatments. Subsequently, for those of our products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of therapy. Any product candidates we develop, even if approved, may not be successfully approved for earlier lines of therapy, and, prior to any such approvals, we will likely have to conduct additional clinical trials, which are often very lengthy, expensive, and have a significant risk of failure.

Our business is heavily dependent on the success of our Neoleukin Platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.

Our business is heavily dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our product candidates. We have invested a significant portion of our efforts and financial resources in the development of our proprietary system of advanced computational algorithms and methods for the design of functional de novo proteins, which we refer to as our Neoleukin Platform, with an initial focus on key cytokine mimetics, which we refer to as NeoleukinTM de novo cytokine mimetics.Our lead product candidate, NL-201, is a NeoleukinTM de novo protein derived from our Neoleukin Platform. However, NL-201 and our other product candidates are still in the preclinical or earlier stage. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications or patient populations that are not as broad as we intended or desired, require more limited indications than requested, or require labeling that includes distribution restrictions or safety warnings, contraindications or precautions with respect to conditions of use. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. In order to market and sell our product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may be required to expend significant resources to obtain regulatory approval, which may not be on a timely basis or successful at all, and to comply with ongoing regulations in these jurisdictions.

The success of our Neoleukin Platform, NL-201, and our other product candidates will depend on many factors, including the following:

•	successful completion of necessary preclinical studies to enable the initiation of clinical trials;

•	successful enrollment of patients in, and the completion of, our clinical trials;

•	obtaining adequate financing to perform the expensive clinical development programs anticipated for approval;

•	receiving required regulatory authorizations for the development and approvals for the commercialization of our product candidates;

•	establishing and maintaining arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;

•	enforcing and defending our intellectual property rights and claims;

•	achieving desirable therapeutic properties for our product candidates’ intended indications;

•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies, including those that are currently in development; and

•	maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.

If we do not achieve any one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Our future clinical trials or those of any future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. We designed NL-201 to mimic the therapeutic activity of the cytokine interleukin-2, or IL-2, and interleukin-15, or IL-15,  while limiting the toxicity caused by the preferential binding of native IL-2 and native IL-15 to non-target cells. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such neurotoxicity and cytokine release syndrome.

Further, de novo proteins are a new class of therapeutics that have not been previously tested in humans. De novo proteins can be substantially different from all known proteins and as a result, it is unknown to what extent, if any, these de novo proteins will produce immunologic reactions in patients. Immunologic reactions could substantially limit the effectiveness of the treatment, the duration of treatment, or represent safety risks.

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any of our products, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label of such product;

•	we may be required to change the way such a product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these developments could materially harm our business, financial condition and prospects.

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our approach to the discovery and development of our therapeutic treatments is based on novel de novo protein design technology that are unproven and may not result in marketable products.

The success of our business depends primarily upon our ability to discover, develop, and commercialize a pipeline of product candidates using our Neoleukin Platform. Unlike traditional protein-based therapeutics that modify native proteins, our Neoleukin Platform designs new proteins from the ground up. Our platform uses advanced computational algorithms and methods to design functional de novo proteins that are hyper-stable, modifiable, and are designed to optimize desired intermolecular interactions and eliminate undesirable interactions. While we believe this approach will enable us to develop product candidates that may offer unique therapeutic benefits, the scientific basis of our efforts to develop product candidates using our Neoleukin Platform is ongoing and may not result in viable product candidates.

While we have had favorable preclinical study results related to precursors to NL-201, we have not yet filed an IND related to NL-201 or any other product candidate from our Neoleukin Platform, and have not succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our approach may be unsuccessful in moving NL-201 from preclinical studies into clinical development, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

To date, we have not tested any of our product candidates in any clinical trials. We may ultimately discover that our Neoleukin Platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue, or they may trigger immune responses that inhibit the activity of the product candidate or that cause adverse side effects in humans. We may spend substantial funds attempting to mitigate these properties and may never succeed in doing so. In addition, product candidates based on our Neoleukin Platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our Neoleukin Platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways.

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. Because the FDA has no prior experience with de novo proteins as therapeutics, we anticipate that this may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We or any future partners may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our Neoleukin Platform and research programs prove to be ineffective, unsafe or commercially unviable, our Neoleukin Platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Preclinical and clinical development involve a lengthy and expensive process, with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates.

All of our product candidates are in preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

We intend to advance NL-201, our lead development candidate from our Neoleukin Platform, toward IND submissions by the end of 2020. Commencement of our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA, EMA, or comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA, EMA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

We may encounter substantial delays in the commencement or completion, or termination or suspension, of our clinical trials, which could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

We or any collaborators may experience delays in initiating or completing clinical trials. We or any collaborators also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize NL-201 or any future product candidates, including:

•	we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;

•	we may experience issues in reaching a consensus with regulatory authorities on trial design;

•

regulators or institutional review boards, or IRBs, ethics committees, FDA, EMA or other applicable regulatory authorities, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•

clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

•

we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;

•	the cost of clinical trials of any of our product candidates may be greater than we anticipate;

•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;

•	our inability to obtain or manufacture sufficient quantities of our product candidates for use in clinical trials;

•	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;

•

our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate; and

•

the FDA, EMA, or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Results of preclinical studies and early clinical trials may not be predictive of results of future clinical trials.

The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we or our future collaborators believe that the results of clinical trials for our product candidates warrant marketing approval, the FDA, EMA, or other applicable regulatory authorities may disagree and may not grant marketing approval of our product candidates.

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols, and the rate of dropout among clinical trial patients. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates, and, correspondingly, our business and financial prospects would be negatively impacted.

Interim and preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim or preliminary or topline data and final data could significantly harm our reputation and business prospects.

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

In the United States in recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in establishing their own coverage polices and reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

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

We may not be successful in our efforts to use our Neoleukin Platform to expand our pipeline of product candidates and develop marketable products.

The success of our business depends in part upon our ability to discover, develop, and commercialize products based on our Neoleukin Platform, which may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources.

We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on our lead product candidate, NL-201, with initial indications in renal cell carcinoma and melanoma. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We face substantial competition, including companies developing novel treatments and technology platforms in oncology. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies, and emerging biotechnology companies, as well as with technologies and product candidates being developed at academic institutions, governmental agencies, and other public and private research institutions. Our competitors have developed, are developing, or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical, and interleukin and immunoregulatory therapeutics fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological, and therapeutics companies, including companies focused on oncology therapeutics, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent.

Our success will depend partially on our ability to develop and commercialize therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, or less expensive than the therapeutics we develop.

Our lead product candidate, NL-201, is under development for the treatment of advanced solid tumors, including melanoma and renal cell carcinoma. If approved, it would face competition from approved advanced melanoma and renal cell carcinoma treatments, including multiple checkpoint inhibitors, tyrosine kinase inhibitors, VEGF inhibitors, recombinant human IL-2, and several chemotherapy drugs or combinations. Further, we are aware of several of several IL-2 or IL-15 agonists in various stages of clinical and preclinical development. Nektar Therapeutics, Inc. and Altor BioScience Corporation have an IL-2 and IL-15 molecule, respectively, in Phase II clinical trials. Alkermes plc, Novartis International AG, Synthorx, and Roche AG have disclosed Phase I clinical trials using IL-2 and IL-15 molecules, and we are aware of interleukin programs in preclinical studies at Medicenna Therapeutics Corp, Pivotal BioSciences Inc., BioNTech SE, Xencor Inc. and Ascendis Pharma A/S. Furthermore, several large pharmaceutical companies have disclosed preclinical investments in this field, including AstraZeneca plc, Bristol-Myers Squibb, Roche AG, and Celgene Corporation.

Many of these competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a Biologics License Application, or BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any product candidate approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct certain of our preclinical studies or clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.

We intend to rely in the future on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates. Because we intend to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality, and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs, and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with Good Laboratory Practices and clinical trials to be conducted in accordance with Good Clinical Practices, including for designing, conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

We rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We currently rely, and may continue to rely, on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to review by the FDA, EMA, or other applicable regulatory authorities. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other applicable regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates. Moreover, we do not control the manufacturing process at our contract manufacturers, and are completely dependent on them for compliance with current regulatory requirements. If any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our products will be subject to periodic review and inspection by the FDA, EMA, or other applicable regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance, and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements, comply with cGMPs, or maintain a compliance status acceptable to the FDA, EMA, or other applicable regulatory authorities could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of future collaborators;

•	subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;

•	requirements to cease distribution or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

Our third-party manufacturers may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our products for patients, if approved, could be delayed or stopped.

Our product candidates are biopharmaceuticals, and the process of manufacturing biopharmaceuticals is complex, time-consuming, highly regulated, and subject to multiple risks. Our contract manufacturers must comply with legal requirements, cGMPs, and guidelines for the bulk manufacturing, fill-finish services, packaging, and storage of biopharmaceuticals used in clinical trials and, if approved, marketed products. Our contract manufacturers may have limited experience in the manufacturing of cGMP batches.

Manufacturing biopharmaceuticals is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered at our third-party manufacturers’ facilities, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. Moreover, if the FDA determines that our third-party manufacturers’ facilities are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may deny approval of our application until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product, or provide fill-finish services, to specifications acceptable to the FDA, EMA, or other applicable regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and prospects.

Scaling up a biopharmaceutical manufacturing process is a difficult and uncertain task, and our third-party manufacturers may not have the necessary capabilities to complete the implementation, manufacturing, and development process. If we are unable to adequately validate or scale-up the manufacturing process at our current manufacturers’ facilities, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for our product candidates with a contract manufacturer, we will still need to negotiate with such contract manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Our de novo protein product candidates may not demonstrate sufficient long-term stability to support an NDA filing or obtain approval, or the product shelf life may be limited by stability results. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse development affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition, and results of operations.

As part of our process development efforts, we also may make changes to the manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

We may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We expect a significant portion of our future revenue and cash resources to be derived from collaboration agreements or other similar agreements into which we may enter in the future for research, development, and commercialization of other therapeutic technologies or product candidates. Biopharmaceutical companies are our likely future collaborators for any marketing, distribution, development, licensing, or broader collaboration arrangements. If we fail to enter into future collaborations on commercially reasonable terms, or at all, or such collaborations are not successful, we may not be able to execute our strategy to develop certain targets, product candidates, or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services, and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments, and royalties, if any, derived from future products developed from our research. If we are unable to successfully advance the development of our product candidates or achieve milestones, revenue and cash resources from milestone payments under our collaboration agreements will be substantially less than expected.

With respect to future collaboration agreements, we expect to have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Moreover, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates may pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Moreover, to the extent that any of our future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may have conflicts with our collaborators that could delay or prevent the development or commercialization of our product candidates.

We may have conflicts with our collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expenses, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as additional collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies that we believe will complement or augment our existing business. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or biopharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. In addition, a significant number of recent business combinations among large pharmaceutical companies has resulted in a reduced number of potential future strategic partners. Our collaborators may consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA, or other applicable regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Moreover, if we acquire assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such assets if we are not able to successfully integrate them with our existing technologies. We may encounter numerous difficulties in developing, testing, manufacturing, and marketing any new products resulting from a strategic acquisition that delay or prevent us from realizing their expected benefits or enhancing our business.

We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty, and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership, and the inability to retain key employees of any acquired business.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and would have a material and adverse effect on our business, financial condition, results of operations, and prospects. Conversely, any failure to enter any additional collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

Risks Related to Our Business and Operations

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

We have approximately 30 full-time employees. As our development and commercialization plans and strategies develop we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management, advisors and other specialized personnel. We currently do not maintain key person insurance on any of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies related to our Neoleukin Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:

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

Efforts to ensure that our internal operations and any business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with scurrent or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity obligations, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal, state, local and foreign laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

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

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant time and costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any product candidates that we may develop.

We currently maintain product liability insurance coverage of up to $10 million, which may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage when we begin clinical trials and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. If such disruptions were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our future product candidates could be delayed.

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

Risks Related to Intellectual Property

If we are not able to obtain, maintain, and enforce patent protection for our product candidates, our Neoleukin Platform technology, or other proprietary technologies we may develop, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, we have an exclusive license to develop and commercialize patents and patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin Platform. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The U.S. Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a large number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and biopharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. The process of obtaining patents is time consuming, expensive and sometimes unpredictable.

Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize our product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:

•

others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license;

•	we or our licensors, or our future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license;

•	we or our licensors, or our future collaborators are the first to file patent applications covering certain aspects of our inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	a third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;

•	any issued patents that we own or have licensed or that we may license in the future will provide us with any competitive advantages, or will not be challenged by third parties;

•	we may develop additional proprietary technologies that are patentable;

•	the patents of others will not have a material or adverse effect on our business, financial condition, results of operations, and prospects; and

•

our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

If we or our licensors or collaborators fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

We could be required to incur significant expenses to strengthen our intellectual property rights, and our intellectual property rights may be inadequate to protect our competitive position.

The patent prosecution process is expensive and time-consuming, and we or our future potential licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our future potential licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Our patent applications and the enforcement or defense of our issued patents may be impacted by the application of or changes in U.S. and foreign standards.

The standards that the USPTO and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product candidates. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

Obtaining and maintaining any patent protection we may receive will depend on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. In addition, third parties may from time to time make claims over what we regard as our intellectual property, or we may get into disputes with licensors or licensees of our intellectual property rights over the interpretation of the license terms. Our licensors may have the right to terminate their license agreements with us or pursue damages or other legal remedies. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturing organizations, consultants, advisors and other third parties. We also generally enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not currently clear how the FDA’s disclosure policies may change in the future, if at all.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates together beneficially own a majority of our outstanding voting stock. In particular, based on information available to us, entities affiliated with Baker Bros. Advisors LP, or the Baker Entities, which together are our largest stockholders, collectively beneficially owned approximately 40.4% of our common stock as of September 30, 2019. These stockholders are able to determine the outcome of all matters requiring stockholder approval. For example, these stockholders are able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the implementation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, or NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs will increase our consolidated net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $250.0 million of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description

2.1*	Agreement and Plan of Merger by and between Aquinox Pharmaceuticals, Inc., Apollo Sub, Inc., and Neoleukin Therapeutics, Inc., dated August 5, 2019 – Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

2.2	Form of Support Agreement, by and among Aquinox Pharmaceuticals, Inc., Neoleukin Therapeutics, Inc. and each of the parties named in each agreement therein – Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

2.3	Form of Lock-Up Agreement, by each of the parties named in each agreement therein – Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

3.1	Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014

3.2	Amended and Restated Bylaws of Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on February 28, 2014

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Stock, filed August 8, 2019 – Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

3.4+	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc., filed August 9, 2019

3.5+	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc., filed November 13, 2019

4.1	Specimen Common Stock Certificate of the Registrant – Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016

10.1	Exclusive Start-Up License Agreement, dated July 8, 2019, by and between the University of Washington and Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.2	Facility Use Agreement, dated December 4, 2018, by and between Institute for Systems Biology and Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.3	Amendment No. 1 to the Facility Use Agreement, dated April 17, 2019, by and between Institute for Systems Biology and Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.4	Separation Agreement and Release, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and David J. Main – Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.5	Employment Agreement, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and Jonathan G. Drachman – Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.6	Transition Retention Agreement, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and Kamram Alam – Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.7+	Lease Agreement, dated September 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC

Number	Description

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2+	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Filed herewith.
#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 13, 2019	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	/s/ Kamran Alam
Kamran Alam Interim Chief Financial Officer (Principal Financial and Accounting Officer)