Form 10-K
period 2019-12-31
Neoleukin Therapeutics, Inc.
filed 2020-03-12
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36327

Neoleukin Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0542593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360-1616 Eastlake Avenue East,

Seattle, Washington, 98102

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $24.2 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. Excludes an aggregate of 13,276,120 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 38,373,160 shares of the registrant’s Common Stock issued and outstanding as of March 12, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”).

NEOLEUKIN THERAPEUTICS, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

Item 1. Business.

Overview

We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Existing protein engineering treatments generally involve the modification of native proteins. With our proprietary platform we design completely new protein structures from the ground up, capable of demonstrating specifically desired biological properties. Through this method we are able to produce proteins that, while resembling native proteins, can be designed around the structural issues of native proteins while delivering therapeutic benefit. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.

Our lead product candidate, NL-201, is a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer, including renal cell carcinoma, or RCC, and melanoma, while limiting the toxicity caused by the preferential binding of native IL-2 and IL-15 to non-target cells. In preclinical studies, a closely-related precursor to NL-201 demonstrated higher levels of activity and lower toxicity in multiple murine solid tumor syngeneic models as compared to recombinant, native IL-2.

Neoleukin/Aquinox Merger

On August 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, completed its merger with Aquinox Pharmaceuticals, Inc., or Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019, or the Merger Agreement by and among Aquinox, Former Neoleukin and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox, referred to herein as the Merger. Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and our common stock trades under the new ticker symbol “NLTX” on the Nasdaq Global Market.

De Novo Protein Design Technology

Our proprietary technology, which we refer to as our Neoleukin platform, uses a set of advanced computational algorithms and methods to design functional de novo proteins. A protein is generally defined as one or more chains of covalently-linked amino acids – totaling at least 50 amino acids – that assemble into a 3-dimensional structure. Human cells contain tens of thousands of different proteins; however, this is still only a small subset of all possible amino acid sequences that can be assembled to form a protein. While protein engineering to date has largely been conducted through the modification of native proteins, with our platform we are able to explore the full sequence space, guided by the physical principles that underlie protein folding, and design functional proteins from the ground up. Our de novo proteins fit the above definition of a protein, but, unlike native proteins, are designed using our proprietary computational algorithms and methods. Successful de novo protein design is a cutting-edge process that requires both the advanced computational tools of our proprietary platform and deep insight into how a sequence of amino acids will fold into a stable 3-dimensional protein.

To design a Neoleukin de novo cytokine mimetic using the Neoleukin platform, we begin with an accurate model of the biological target. This is typically a high-resolution crystal structure but may instead be a computationally-modeled structure. Then, critical points of contact between molecular interfaces are identified so that essential interactions can be maintained or strengthened, and undesirable interactions can be avoided. Next, we use a computational algorithm to build idealized 3-dimensional topologies. Finally, we use a separate computational algorithm to select amino acids for each position within the idealized 3-dimensional topologies that maximizes interactions at the desired interface and the thermodynamic stability of the resulting protein. The resulting amino acid sequences are then expressed in bacteria, tested in the laboratory, and further modified to optimize the final sequence. The resulting protein is unlike anything that exists in nature and can be fine-tuned to improve on the desired biological activity.

While we are currently focused on the design of Neoleukin de novo cytokine mimetics, we believe this approach could be used broadly to widen the therapeutic window and improve drug-like characteristics of therapeutic proteins, including chemical stability, pharmacokinetic properties, or novel routes of administration. Furthermore, we believe that the Neoleukin platform can also be used to generate de novo proteins that inhibit activation of specific receptors, a property that could be valuable for treatment of inflammatory or autoimmune conditions. Computational design of therapeutic proteins is in a very early stage. The potential is vast, and we are focused on continuing to improve the technology and realizing the tremendous potential of de novo protein design to improve human health.

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

The key elements of our strategy are:

•

Rapidly advance NL-201 to clinical proof-of-concept. NL-201 is our lead product candidate and we believe it will be the first entirely de novo therapeutic protein to be evaluated in a clinical setting. NL-201 is currently in preclinical development and manufacturing and we expect to present preclinical and scientific data in the first half of 2020. We expect to conduct Investigational New Drug, or IND, enabling toxicology studies and anticipate submitting an IND by the end of 2020.

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

•

Build partnerships to leverage the Neoleukin platform. There is substantial interest in the field of de novo protein design for therapeutic applications. We intend to seek potential partners that can provide additional resources and expertise to further advance our pipeline and broaden our potential targets. We may also strategically pursue one or more collaborations to design, out-license, or co-develop de novo proteins.

NL-201

Our lead program, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while maintaining high-affinity binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2 and to competitor engineered IL-2 variants in development. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in our NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogenic cell therapy to expand and maintain populations of transplanted CAR-T and natural killer, or NK, cells.

IL-2 is one of the few immunology drugs proven to work as a single agent. IL-2 has a demonstrated mechanism of action for treating tumors; however, it has encountered issues as a therapeutic due to the biased activation of cells that contain CD25. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. Preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, while preferential activation of CD25-expressing regulatory T cells can inhibit anti-cancer immune responses. Due to IL-2’s potential for high toxicity, with vascular leak syndrome and cytokine storm being frequent side effects, and reduced efficacy over time, its use as a therapeutic has been limited. Further, low-dose treatments have generally been insufficient to demonstrate activity.

While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor signaling while eliminating binding to CD25. Instead of modifying native IL-2, we used the Neoleukin platform to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding in preclinical models. As opposed to traditional recombinant human, or humanized, protein therapeutics, de novo proteins are entirely novel sequences with no homology to native proteins. While there is a potential that patients may mount an anti-drug immune response against NL-201, we believe that this risk is mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.

Immunotherapy Market Overview

Over the past several decades, the potential of the immune system to control and/or eliminate cancer has been better understood and appreciated. Immunotherapies, including allogenic stem cell transplantation, checkpoint inhibitors, and cellular therapies have led to impressive improvements in patient outcomes. Immunotherapy is one of the fastest growing segments of the oncology market. Immune checkpoint inhibitors are one of the most widely used classes of cancer immunotherapy. Checkpoint inhibitors promote an anti-cancer immune response by blocking inhibitory signals between cancer cells and the immune microenvironment. Patients with metastatic cancers, who previously had uniformly poor prognoses, now have the opportunity to achieve durable responses with checkpoint inhibitors. The initial drug in this class, ipilimumab, was approved in 2011. Since that time, at least five additional checkpoint inhibitors have been approved. In addition to checkpoint inhibitors, other notable cancer immunotherapies expected to improve cancer outcomes over the next decade include bi-specific T-cell engagers, such as blinatumomab, and more recent CAR-T therapies, such as tisagenlecleucel and axicabtagene ciloleucel.

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

We believe that stimulation of the IL-2 and IL-15 pathways is an attractive approach to generate an anti-cancer immune response because it promotes the proliferation and activation of both CD8+ effector T cells and NK cells. Recombinant human IL-2, or aldesleukin, is a proven therapy and is approved for the treatment of adults with metastatic RCC or metastatic melanoma. However, significant toxicity has resulted in multiple boxed warnings in the labeling, including a requirement that administration occur in the hospital under supervision of an experienced physician. As a result of these toxicities, aldesleukin is not frequently used in the clinic. In addition, aldesleukin has a relatively modest rate of durable remissions, potentially because it preferentially stimulates the proliferation of regulatory T cells, which can inhibit the antitumor response. We believe there is a clear clinical need for an agent that stimulates an immunological response to cancer with greater selectivity and less toxicity than aldesleukin.

Initial Clinical Development Plan

We expect to administer NL-201 as monotherapy by intravenous injection and, during dose escalation, it will be tested in patients with a variety of relapsed and refractory solid tumors. Dosage and escalation schedules will be determined by evaluation of safety, tolerability, pharmacokinetics, and pharmacodynamic measures to achieve the optimal regimen for outpatient administration. Multiple schedules may be tested during Phase 1. Subsequently, we expect that expansion cohorts will be enrolled using tumor-specific inclusion/exclusion criteria to evaluate both safety and antitumor activity in uniform patient populations. If the clinical data are considered promising, additional trials will be initiated, which may include combination regimens and trials with registrational intent.

UW License Agreement

On July 8, 2019, Former Neoleukin entered into an Exclusive License Agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted us an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are able to sublicense by us without UW’s consent, subject to certain limited conditions. We assumed the benefits and obligations of the Exclusive License Agreement in connection with the completion of the Merger.

As consideration for the licensed rights, Former Neoleukin issued shares of common stock to UW, representing five percent of its fully-diluted capitalization on the date on which the Exclusive License Agreement was executed. In addition, we agreed to issue additional shares of common stock to UW sufficient to ensure UW maintains its ownership percentage of our fully-diluted capitalization, until we raised a certain amount of equity capital. Pursuant to the agreement, we also granted to UW an assignable right to participate in any future sale of equity securities by us, subject to certain exclusions. Additionally, we are required to pay UW: (i) an annual maintenance fee starting in January 2022 (but excluding any year in which minimum annual royalties are paid); (ii) up to $875,000 in combined development and regulatory milestone payments with respect to each distinct class of licensed product; (iii) up to $10.0 million in combined commercial milestone payments based on cumulative net sales of licensed products within each distinct class of licensed product; (iv) a low single digit royalty on net sales of licensed products sold by us and our sublicensees, which may be subject to reductions, and subject to minimum annual royalty payments following the first commercial sale of a licensed product; (v) a certain percentage of any sublicense consideration (other than royalties) we receive from sublicensees, ranging from 50% to low single digit percentages based on the stage of development at the time the sublicense is executed; and (vi) a certain percentage of consideration we receive from an acquisition of us or our assets, ranging from 50% to zero based on the stage of development at the relevant time. We are obligated to pay royalties on a country-by-country basis until the expiration of the last valid claim within the licensed patent rights in such country.

The agreement will expire upon the expiration of the last valid claim within the licensed patent rights. We may terminate the agreement upon prior written notice to UW. UW may terminate the agreement by giving a specified number of days’ notice if we permanently cease operations, become insolvent or similar, or if we challenge the validity of the licensed patent rights. In addition, UW may terminate the agreement for material breach that is not cured within a specified number of days, which cure period is to be at least doubled if we are proceeding diligently to cure the default.

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

Intellectual Property

Our intellectual property strategy is centered around robust protection of our pipeline molecules and enabling technologies. We have licensed rights to two pending international patent applications filed under the Patent Cooperation Treaty, or the PCT, and one pending U.S. non-provisional patent application stemming from provisional patent applications that our scientific co-founders authored while they were employees at the University of Washington, or UW. These patent applications include disclosure and claims encompassing our NL-201 product candidate, the composition of matter of key molecule families, as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. We have secured an exclusive license from UW to develop and commercialize products covered by these patent applications. Any patents that may issue from these patent applications in-licensed from UW are expected to expire in 2039, absent any patent term adjustments or extensions. As our product candidate advances through research and development, we expect to seek to identify and protect new inventions, such as methods of administration and combination therapies.

Also, through our research efforts, we anticipate generating intellectual property covering novel compounds and significant improvements on existing molecules. We expect that patents that result from this new research will remain Neoleukin’s exclusive property, except to the extent jointly developed with third parties. In addition, our research team is extending and enhancing our computational technology and capabilities. We intend to protect improvements to the Neoleukin platform through a combination of new patent filings as well as the maintenance of trade secrets. We file U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when appropriate. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 153 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of 2 1/2 years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first 2 1/2 years of filing.

We intend to pursue patent issuance and protection in key commercial markets where we expect significant product sales may occur.

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

The development of next-generation IL-2 or IL-15 agonists for cancer immunotherapy is an area of intense interest within the biotechnology industry. We are aware of several IL-2 or IL-15 agonists in various stages of clinical development. Noted in the table below are engineered variants of IL-2 that each attempt to improve on aldesleukin’s narrow therapeutic window by inhibiting IL-2’s natural high-affinity interaction with CD25 using traditional protein engineering approaches including steric inhibition and mutagenesis. While these strategies partially mitigate IL-2’s interaction with CD25, to our knowledge, none have successfully eliminated CD25 binding.

Developer	Name	Stage
Nektar Therapeutics	NKTR-214	Phase 3
Roche	RG7461	Phase 2
Alopexx	DI-Leu16-IL2	Phase 2
Philogen	Darleukin	Phase 2
Apeiron	Hu14.18-IL2	Phase 1
Alkermes	ALKS 4230	Phase 1/2
Novartis	NIZ985	Phase 1
Cue Biopharma	CUE-101	Phase 1
Sanofi (formerly Synthorx)	THOR-707	Phase 1
Medicenna Therapeutics	MDNA109	Preclinical
Pivotal Biosciences	PB101	Preclinical
BioNTech	BNT151	Preclinical
Xencor	XmAb24306	Preclinical
Ascendis Pharma	Transcon IL-2	Preclinical

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety and convenience of our product candidates.

Manufacturing

We conduct manufacturing activities for the clinical development of our product candidates under individual purchase orders with third-party contract manufacturing organizations as we do not have a manufacturing facility and currently do not intend to develop one.

The FDA and other health authorities worldwide regulate and inspect equipment, facilities and processes used in manufacturing pharmaceutical products prior to approval. If we or our partners fail to comply with applicable requirements and conditions of product approval, the FDA and/or other global health authorities may seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA and/or other global health authorities’ approval, seizure or recall of products and criminal prosecution.

Commercial Operations

We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that NL-201 will be approved.

Government Regulation

As a biopharmaceutical company that operates and anticipates seeking approval for pharmaceutical product candidates in the United States, we are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our pharmaceutical product candidates must be approved by the FDA before we can commence clinical trials or market those products in the United States.

Although the discussion below focuses on regulation in the United States, we conduct research activities and anticipate seeking approval for, and marketing of, our products in other countries and regions, such as Europe. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way through the EMA, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

FDA Approval Process

The FDA is the main regulatory body that controls pharmaceuticals in the United States, and its regulatory authority is based in the FDC Act. Pharmaceutical products are also subject to other federal and state statutes and regulations. Biological products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act, except the section of the FDC Act which governs the approval of New Drug Applications, or NDAs. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHSA, via a Biologics License Application, or BLA. However, the application process and requirements for approval of BLAs are very similar to those for NDAs. A failure to comply with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an institutional review board, or IRB, of a hold on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

The steps required before a new biological product may be marketed in the United States generally include:

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

•	submission of BLA to the FDA;

•

satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and

•	FDA review and approval of the BLA.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after licensure date of the reference product licensed under a BLA.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to access the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials must be conducted: (1) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an IRB for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions if it believes that the patients are subject to unacceptable risk. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, for example, the data safety monitoring board, or DSMB. The suspension or termination of development can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk.

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

•

Phase 3 — Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, purity and potency of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a BLA is submitted to the FDA to request market approval for the product in specified indications. The BLA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacturing, and controls. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial user fee; there may be some instances in which the user fee is waived.

The FDA will initially review the BLA for completeness before it accepts the BLA for filing. The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the Agency’s threshold determination that it is sufficiently complete to permit substantive review. After the BLA submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. For a new molecular entity, or NME, that is classified as a standard review product, FDA’s goal is to review the BLA within ten months of the date the FDA files the BLA; an application for an NME that is classified as a priority review product has a goal for review of six months from the date the FDA files the BLA. A BLA can be classified for priority review when the FDA determines the biologic product has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The FDA can extend the review process by three or more additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission.

The FDA does not always achieve its performance goal and its review of BLAs can take significantly longer. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP. The FDA may refer applications for novel biological products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect the sponsor and one or more clinical sites to assure compliance with GCP. After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, time or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. The approval process is lengthy and difficult and notwithstanding the submission of any requested additional information, the FDA ultimately may refuse to approve an BLA if applicable regulatory criteria are not satisfied or if the FDA believes additional clinical data or other data and information are required. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than a company interprets the same data.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. FDA’s approval of a product may be significantly limited to specific disease and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, as a condition of BLA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, restricted distribution, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, or modification to a REMS, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or BLAs or supplements to NDAs or BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to an NDA or BLA submitted on or after August 18, 2020.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend biologics licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases within the United States.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the lot manufacturing history and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before allowing the manufacturer to release the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of a BLA, biologics manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Post-Approval Regulations

After regulatory approval of a drug is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved BLA, a company would be required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long-term stability of the drug or biological product. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

The FDA may withdraw a product approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Further, the failure to maintain compliance with regulatory requirements may result in administrative or judicial actions, such as fines, warning or untitled letters, holds on clinical trials, product recalls or seizures, product detention or refusal to permit the import or export of products, refusal to approve pending applications or supplements, restrictions on marketing or manufacturing, injunctions or civil or criminal penalties.

Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Enforcement

During all phases of development (pre- and post-marketing), failure to comply with applicable regulatory requirements may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detention or refusal to permit the import or export of products, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

Comparable European and Other International Government Regulation

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

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Coverage, Reimbursement and Pricing

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent that third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal healthcare programs, state healthcare programs, managed care providers, private health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. NL-201 or our future product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If a drug product is reimbursed under a governmental healthcare program, such as Medicare, Medicaid or TRICARE, additional laws and program requirements will apply.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed upon. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for drugs, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become more intense. As a result, increasingly high barriers are being erected to the entry of new products. The European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for our product candidates from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biological products apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts, now 7% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

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

•

a requirement to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members;

•	a requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners, pharmacies of hospitals and other healthcare entities; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws and initiatives may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Employees

As of December 31, 2019, we had 36 employees, of whom 13 hold Ph.D. degrees or M.D. degrees and all of which are full time employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.

Corporate Information

We commenced operations in May 2007 as Aquinox Pharmaceuticals, Inc., a corporation under the laws of the State of Delaware. Following the merger with Neoleukin Therapeutics in August 2019, we changed our name to Neoleukin Therapeutics, Inc. Our principal executive offices are located at 360-1616 Eastlake Avenue East, Seattle, Washington 98102, and our telephone number is (206) 732-2133. Our website address is www.neoleukin.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. The reports are also available at www.sec.gov.

Neoleukin and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Neoleukin Therapeutics, Inc. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2019, we had approximately $143.1 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2019, 2018 and 2017, we reported a net loss of $69.4 million, $31.6 million and $50.2 million, respectively. As of December 31, 2019, we had an accumulated deficit since inception of $299.5 million.

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

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license or acquire in the future. Even if we can successfully achieve regulatory approval for any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our future product candidates also depends on several additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including the necessary clinical trials;

•	complete and submit BLAs to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;

•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

•	set a commercially viable price for our products;

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

In addition, because of the numerous risks and uncertainties associated with biological product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials. Therefore, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for any future product candidates, we anticipate incurring significant costs associated with commercializing these products.

Even if we can generate revenues from the sale of any future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We will require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of develop future product candidates.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any current or future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our ongoing activities, we believe that our existing cash and cash equivalents will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of future product candidates.

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

Our business is heavily dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our product candidates. We have invested a significant portion of our efforts and financial resources in the development of our proprietary system of advanced computational algorithms and methods for the design of functional de novo proteins, which we refer to as our Neoleukin platform, with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Our lead product candidate, NL-201, is a Neoleukin de novo protein derived from our Neoleukin platform. However, NL-201 and our other product candidates are still in the preclinical or earlier stage. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications or patient populations that are not as broad as we intended or desired, approve more limited indications than requested, or require distribution restrictions or strong safety language, such as contraindications or boxed warnings. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

While we have had favorable preclinical study results related to precursors to NL-201, we have not yet submitted an IND related to NL-201 or any other product candidate from our Neoleukin platform. Our approach may be unsuccessful in moving NL-201 from preclinical studies into clinical development, discovering additional product candidates, and any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

All of our product candidates are in preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the success of later-stage clinical trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

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

We or any collaborators may experience delays in initiating or completing clinical trials or may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize NL-201 or any future product candidates, including:

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

•	clinical trial sites may deviate from trial protocol or drop out of a trial;

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

•	we may be unable to obtain or manufacture sufficient quantities of our product candidates for use in clinical trials;

•	reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates; and

•

we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate.

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

Our product development costs will increase if we experience delays in clinical testing or obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.

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

In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Certain provisions of the Affordable Care Act have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Affordable Care Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Affordable Care Act unconstitutional in its entirety. Pending appeals, which could take some time, the Affordable Care Act is still operational in all respects. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our future product candidates, if any, may be.

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

Our lead product candidate, NL-201, is under development for the treatment of advanced solid tumors, including melanoma and renal cell carcinoma. If approved, it would face competition from approved advanced melanoma and renal cell carcinoma treatments, including multiple checkpoint inhibitors, tyrosine kinase inhibitors, VEGF inhibitors, recombinant human IL-2, and several chemotherapy drugs or combinations. Further, we are aware of several of several IL-2 or IL-15 agonists in various stages of clinical and preclinical development. Nektar Therapeutics, Inc. and Altor BioScience Corporation have an IL-2 and IL-15 molecule, respectively, in Phase II clinical trials. Alkermes plc, Novartis International AG, Sanofi (formerly Synthorx), and Roche AG have disclosed Phase I clinical trials using IL-2 and IL-15 molecules, and we are aware of interleukin programs in preclinical studies at Medicenna Therapeutics Corp, Pivotal BioSciences Inc., BioNTech SE, Xencor Inc. and Ascendis Pharma A/S. Furthermore, several large pharmaceutical companies have disclosed preclinical investments in this field, including AstraZeneca plc, Bristol-Myers Squibb, Roche AG, and Celgene Corporation.

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

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biosimilar biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the first licensure date of the reference product licensed under a Biologics License Application, or BLA. The law is complex and some provisions are still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

A biological product submitted for licensure under a BLA is eligible for a period of exclusivity that commences on the date of its licensure, unless its date of licensure is not considered a date of first licensure because it falls within an exclusion under the PBCIA. There is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Most states have enacted substitution laws that permit substitution of only interchangeable biosimilars. The extent to which a highly similar biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct certain of our preclinical studies or clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.

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

We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. There can be no assurance that our preclinical and clinical development product supplies will not be limited, available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to review by the FDA, EMA, or other applicable regulatory authorities. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other applicable regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates and approval may be delayed. Moreover, although we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements, we are responsible for ensuring that our products comply with regulatory requirements. If any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines; and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, has since spread to several countries. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in adverse effects to our manufacturing operations. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Our de novo protein product candidates may not demonstrate sufficient long-term stability to support a BLA filing or obtain approval, or the product shelf life may be limited by stability results. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse development affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition, and results of operations.

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

We have approximately 36 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

•

the federal Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and

•

analogous local, state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; local, state and foreign laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information and/or register their pharmaceutical sales representatives; and local, state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the corona virus outbreak and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

Our business is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness.

The recent outbreak in China of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a pandemic has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials and adversely impact our business, financial condition or results of operations. The COVID-19 outbreak and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

Our ability to use our U.S. net operating losses to offset future taxable income will be subject to certain limitations.

As of December 31, 2019, we had U.S. net operating losses, or NOLs, of $25.5 million, for which we have recorded a full valuation allowance. These NOLs and tax credit carryforwards expire in various years beginning in 2028, if not utilized. Utilization of the NOLs will be subject to significant annual limitations due to historical ownership changes pursuant to Sections 382 of the Internal Revenue Code, or the Code. If we experience further changes to our stock ownership in the future, some of which changes are outside our control, the tax benefits related to the NOLs may be further limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects.

Recent tax reform legislation could adversely affect our business and financial condition.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents, or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, or that we were the first to file for patent protection of such inventions.

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

If we or our licensors or collaborators fail to maintain patent applications and later-issued patents covering our product candidates, our competitors might be able to enter the market, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects. In addition, if the breadth or strength of protection provided by our patent applications and later-issued patents is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We have ceased to be an “emerging growth company,” which means we will no longer be able to take advantage of certain reduced disclosure requirements in our public filings. However, we are still a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Although we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, on December 31, 2019, we are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we cease to be a “smaller reporting company” or a “non-accelerated filer” in the future, we may be subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us previously. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer;

•

compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and

•	full disclosure and analysis obligations regarding executive compensation.

There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our business, results of operations, financial condition and cash flows and future prospects, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that we furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we are not an accelerated filer or large accelerated filer, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

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

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses will likely increase even more given we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs will increase our consolidated net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 360-1616 Eastlake Avenue East, Seattle, Washington 98102, where we lease approximately 6,272 square feet of office space pursuant to a lease agreement that expires on October 31, 2021.

We also lease approximately 10,946 square feet of office space in Vancouver, Canada pursuant to a lease agreement that expires on October 31, 2021, with the option to extend the lease to October 31, 2026. This facility houses some of our administration personnel.

On December 23, 2019, we entered into a lease in Seattle, Washington, where we will lease 33,300 square feet of office space pursuant to a lease agreement that expires on December 1, 2028. This space will be our future corporate headquarters which we expect to occupy in the fourth quarter of 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Our Common Stock

Our common stock is traded on The Nasdaq Global Market under the symbol “NLTX.”

Dividend Policy

We have not paid any cash dividends on our common stock since our inception. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business operations.

Stockholders

As of March 12, 2020, there were 38,373,160 shares of our common stock outstanding, which were held by 41 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A.

Stock Performance Graph

Our common stock trades on The Nasdaq Global Market. The graph and table below show the cumulative total return to our stockholders during the period from December 31, 2014 through December 31, 2019 in comparison to the cumulative return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index during that same period. The results assume that $100 was invested on December 31, 2014 in our common stock and each of the indexes listed above, including reinvestment of dividends, if any.

For the period December 31, 2014 to December 31, 2019

Neoleukin Therapeutics, Inc.	$164.27
Nasdaq Composite Index	$189.45
Nasdaq Biotechnology Index	$119.17

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

Recent Sales of Unregistered Equity Securities.

As additional consideration for the rights we license from UW under the Exclusive License Agreement, on December 20, 2019 we issued 12,647 shares of common stock to UW pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with our consolidated financial statements and notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2019, 2018 and 2017 and Consolidated Balance Sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015 and Consolidated Balance Sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements prepared in accordance with U.S. GAAP which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

Consolidated Statement of Operations Data

(In thousands of U.S. dollars, except per share and share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$—	$25,000	$—	$—	$—
Operating expenses:
Research and development	4,417	41,789	36,267	28,382	15,799
Acquired in-process research & development	47,716	—	—	—	—
General and administrative	18,826	15,835	14,852	9,263	5,541

Total operating expenses	$70,959	$57,624	$51,119	$37,645	$21,340

Loss from operations	$(70,959)	$(32,624)	$(51,119)	$(37,645)	$(21,340)

Net loss	$(69,442)	$(31,585)	$(50,183)	$(37,002)	$(21,860)

Total loss attributable to common stockholders	$(69,442)	$(31,585)	$(50,183)	$(37,002)	$(21,860)

Net loss per common stock—basic and diluted	$(2.57)	$(1.34)	$(2.14)	$(1.96)	$(1.73)

Basic and diluted weighted average common stock outstanding	27,030,355	23,519,508	23,450,315	18,893,515	12,637,839

Consolidated Balance Sheet Data(1)

(In thousands of U.S. dollars)

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash, cash equivalents and short-term investments	$143,093	$76,928	$108,085	$103,059	$74,482
Working capital	138,853	72,538	97,869	93,966	70,004
Total assets	147,023	77,618	110,329	154,380	113,343
Total liabilities	5,336	4,946	11,442	9,716	4,923
Total stockholders’ equity	141,687	72,672	98,887	144,664	108,420
Total liabilities and stockholders’ equity	147,023	77,618	110,329	154,380	113,343

(1)

The 2019 Consolidated Balance Sheet Data reflect $80.7 million in net proceeds received from an underwritten public offering of our common stock that was completed in December 2019. The 2016 Consolidated Balance Sheet Data reflect $70.7 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2016. The 2015 Consolidated Balance Sheet Data reflect $91.8 million in net proceeds received from an underwritten public offering of our common stock that was completed in September 2015.

The following table contains selected financial data for each quarter of 2019 and 2018. The information should be read in conjunction with our consolidated financial statements and related notes included in the quarterly filings with the SEC in our Quarterly Reports on Form 10-Q. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Quarterly Financial Data

(In thousands of U.S. dollars except per share information)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2019
Total operating expenses	$2,659	$428	$59,516	$8,356
Net loss	$(2,208)	$(1)	$(59,132)	$(8,101)
Net loss attributable to common stockholders	$(2,208)	$(1)	$(59,132)	$(8,101)
Net loss per common stock—basic and diluted	$(0.09)	$—	$(2.26)	$(0.23)

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2018
Revenue	$—	$25,000	$—	$—
Total operating expenses	$14,817	$22,310	$15,197	$5,300
Net loss	$(14,623)	$2,918	$(14,993)	$(4,887)
Net loss attributable to common stockholders	$(14,623)	$2,918	$(14,993)	$(4,887)
Net loss per common stock—basic and diluted	$(0.62)	$0.12	$(0.64)	$(0.20)

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

Overview

We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Our lead product candidate, NL-201, is a combined IL-2 and IL-15 agonist designed to eliminate alpha receptor binding.

Neoleukin/Aquinox Merger

On August 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, completed its merger with Aquinox Pharmaceuticals, Inc., or Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019, or the Merger Agreement, by and among Former Neoleukin, Aquinox and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox, referred to herein as the Merger. Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and our common stock trades under the ticker symbol “NLTX” on the Nasdaq Global Market.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Revenue

Prior to the Merger, we had entered into an exclusive license and collaboration agreement with Astellas US LLC, a subsidiary of Astellas Pharma Inc., or Astellas, in May 2018. As consideration for entering into this agreement, we received a non-refundable upfront payment of $25.0 million and potential future royalties and milestone payments. On November 8, 2018, we entered into an Early Termination Agreement with Astellas to terminate the agreement. The upfront payment of $25.0 million from Astellas was non-refundable and was recorded as revenue in 2018.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2019, 2018 and 2017:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2019	2018	2017
Research and development	$4,417	$41,789	$36,267
Acquired in-process research and development	47,716	—	—
General and administrative	18,826	15,835	14,852

Total operating expenses	$70,959	$57,624	$51,119

Research and Development Expenses

Prior to the Merger, we had suspended all research and development activities. Since the completion of the Merger in August 2019, we have been actively engaged in research and development activities to advance our lead product candidate, NL-201 and other Neoleukin technologies.

Research and development expenses for the year ended December 31, 2019 were $4.4 million compared to $41.8 million for the year ended December 31, 2018. The lower research and development costs during the year ended December 31, 2019 was the result of the suspension of all research and development activities with rosiptor in June 2018 and a $1.9 million credit arising from reductions to accrued research and development expenses following confirmation by vendors that final costs were less than contracted. This was partly offset by research and development expenses of NL-201 incurred following the completion of the Merger.

Acquired in-process Research and Development

The acquired in-process research and development that arose from the Merger was expensed immediately as management determined that the asset has no alternative future use in accordance with current accounting standards.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the year ended December 31, 2019, general and administrative expenses were $18.8 million compared to $15.8 million for the year ended December 31, 2018. The increase in general and administrative expenses during the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to Merger related severance costs and the recognition of stock based compensation expense for certain options that vested as a result of the Merger but partly offset by lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

(in thousands)	DECEMBER 31, 2019	DECEMBER 31, 2018	DECEMBER 31, 2017
Interest income	$1,542	$1,563	$998
Foreign exchange losses	(16)	(75)	(19)
Miscellaneous expenses	(8)	(445)	(39)

Total other income, net	$1,518	$1,043	$940

Interest income during the year ended December 31, 2019 was consistent with 2018 as a result of an increase in interest rates offsetting a reduction in cash and investment balances for the year ended December 31, 2019. Interest income increased during the year ended December 31, 2018 compared to 2017 as a result of increase in interest rates, partly offset by a reduction in cash and investment balances during the year ended December 31, 2018.

Foreign exchange losses for the years ended December 31, 2019 and 2018 were insignificant as the net effect of change in foreign exchange rates on our foreign currency holdings was offset by the net effect on our foreign currency liabilities.

Miscellaneous expenses for the year ended December 31, 2019 were primarily normal recurring bank charges. Miscellaneous expenses during the year ended December 31, 2018 were higher in comparison to 2018 was the result of loss on disposal of property and equipment related to the closing of the San Bruno office.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon sales of common and preferred stock to fund our operations. Our operating activities used $15.4 million, $31.6 million and $44.7 million of cash flows during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $299.5 million, working capital of $138.9 million, and cash and cash equivalents of $143.1 million. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	YEAR ENDED DECEMBER 31, (in thousands of U.S. dollars)
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(15,394)	$(31,577)	$(44,718)
Investing activities	(688)	55,951	64,011
Financing activities	82,237	570	423

	66,155	24,944	19,716
Effect of exchange rate changes	10	(48)	15

Net change in cash and cash equivalents	$66,165	$24,896	$19,731

Net cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2019 decreased significantly compared to the year ended December 31, 2018 primarily due to a reduction in operating expenses resulting from the restructuring in the second half of 2018 and the halt of all research and development activities relating to rosiptor in June 2018, partly offset by expenses incurred in connection with our research and development activities relating to NL-201 following the completion of the Merger. Net cash used in operating activities for the year ended December 31, 2018 decreased compared to the year ended December 31, 2017 due to the recognition of the non-refundable upfront payment received from Astellas in June 2018, partly offset by higher operating expenses.

Net cash (used in) provided by investing activities

Net cash used in investing activities for the year ended December 31, 2019 was primarily the result of the acquisition of laboratory and computer equipment, partly offset by net cash received on the completion of the Merger. Net cash provided by investing activities for the years ended December 31, 2018 and 2017 resulted from the maturity of short and long-term investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 resulted from the public offering of shares of our common stock in December 2019 for gross proceeds of $86.2 million, before underwriting discounts, commissions and offering expenses of $5.5 million, and proceeds from the exercise of stock options of $1.5 million. Net cash provided by financing activities for the years ended December 31, 2018 and 2017 resulted from the proceeds from the exercise of stock options.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2019, we had approximately $143.1 million in cash and cash equivalents. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	the number and characteristics of any future product candidates we develop or may acquire;

•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;

•	the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;

•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our long-term contractual cash obligations as of December 31, 2019:

	TOTAL	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations(1)(2)	$18,796	$739	$2,516	$2,086	$2,139	$2,192	$9,124
Finance lease obligations	245	66	60	60	59	—	—
Laboratory equipment	798	798	—	—	—	—	—

	$19,839	$1,603	$2,576	$2,146	$2,198	$2,192	$ 9,124

1.

We have a lease agreement for approximately 10,946 square feet of office space in Canada which was effective on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. The dollar amounts shown in these columns reflect the U.S. dollar equivalent of the obligations. The amounts were converted to U.S. dollars from CAD dollars using the December 31, 2019 daily closing exchange rate of US$0.76994.

We have a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington which was commenced on October 1, 2019 and expires October 31, 2021. In addition to the basic rent, we are obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

2.

On December 23, 2019, we entered into a lease agreement for the lease of approximately 33,300 square feet of office space in Seattle, Washington, for our future principal executive offices, a laboratory for research and development and related uses. The lease was signed on December 23, 2019, rent commences on December 1, 2020 and expires on December 1, 2028, with the option to extend the lease for two five-year terms. We will be obligated to pay approximately $2.0 million in annual basic rent for the first year of the lease, approximately $2.1 million in the second year, approximately $2.1 million in the third year, approximately $2.2 million in the fourth year, approximately $2.2 million in the fifth year and approximately $9.1 million in the sixth, seventh and eighth years. We will also be responsible for the payment of additional rent to cover our share of the annual operating and tax expenses and utilities costs for the building. The operating lease obligation related to this office lease agreement is included in the table above as the lease was signed before December 31, 2019.

Purchase Commitments

We have no material non-cancelable purchase commitments with contract manufacturers or service providers as we have generally contracted on a cancelable purchase order basis.

Milestone, Royalty-Based and Other Commitments

We have an exclusive license agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted us an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are sublicensable without UW’s consent, subject to certain limited conditions.

As consideration for the licensed rights, Former Neoleukin issued shares of common stock to UW, which upon the Merger were exchanged for 188,974 shares of our common stock and 4,197 shares of our non-voting convertible preferred stock. Pursuant to the license agreement, we also granted to UW an assignable right to participate in any of our future sale of equity securities, subject to certain exclusions.

Furthermore, we are required to pay; (i) an annual maintenance fee starting in January 2022 (but excluding any year in which minimum annual royalties are paid); (ii) up to $0.9 million in combined development and regulatory milestone payments with respect to each distinct class of licensed product; (iii) up to $10.0 million in combined commercial milestone payments based on cumulative net sales of licensed products within each distinct class of licensed products, beginning when cumulative net sales of the class of licensed products equals or exceeds $100.0 million, with the majority payable when cumulative net sales of the class of licensed products equals or exceeds $1.0 billion; (iv) a low single-digit royalty on net sales of licensed products sold by us and our sublicensees, which may be subject to reductions, and subject to minimum annual royalty payments following the first commercial sale of a licensed product; (v) a certain percentage of any sublicense consideration (other than royalties) we receive from sublicensees, based on the stage of development at the time the sublicense is executed; and (vi) a certain percentage of consideration we receive from an acquisition of us or our assets based on the stage of development at the relevant time. We are obligated to pay royalties on a country-by-country basis until the expiration of the last valid claim within the licensed patent rights in such country.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and include, but are not limited to, employee-related expenses, including salaries, benefits and stock based compensation, expenses incurred under agreements with CROs and investigative sites that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, costs incurred in relation to purchase of technology licenses and patent rights, facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations. Restructuring costs associated with the termination of research and development programs and related employees are included in research and development costs.

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

We estimate the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk-free interest rate used in the model. The expected volatility assumption is based on industry peer information and the Company expects to continue to do so until it has adequate and relevant historical volatility of its common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation is used.

There is inherent uncertainty in our forecasts and projections and, if we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net loss and net loss per common stock amounts could have been materially different.

Asset Acquisition

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed. We accounted for our transaction with Neoleukin as an asset acquisition as substantially all the value of the acquisition is concentrated in one identifiable intangible asset. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in our acquisition of Neoleukin, requires the use of significant judgment. We estimate the fair value of acquisition-related intangible assets principally based on projections of cash flows that will arise from the identifiable intangible assets acquired. The present value of the projected cash flow are used to estimate the fair value of the assets acquired at the date of acquisition. Actual cash flows arising from a particular intangible asset could vary from projected cash flows which could imply different carrying values from those established at the dates of acquisition. Other areas requiring significant judgement include (i) whether such intangibles have alternative future use; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. In relation to the Merger, we determined that the asset related to acquired in-process research and development has no alternative future use and was expensed immediately upon the completion of the transaction.

Recent Accounting Pronouncements

See Note 2(s), Recently issued and recently adopted accounting standards in the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. As of December 31, 2019, we had holdings in U.S. government securities of $40.0 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of December 31, 2019.

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it can result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it can have a negative impact on our financial positions. Foreign exchange losses for the years ended December 31, 2019, 2018 and 2017 were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Deloitte LLP

939 Granville Street

Vancouver BC V6Z 1L3

Canada

Tel: 604-669-4466

Fax: 778-374-0496

www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Neoleukin Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neoleukin Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte LLP

Chartered Professional Accountants

Vancouver, Canada

March 12, 2020

We have served as the Company’s auditor since 2007.

NEOLEUKIN THERAPEUTICS, INC.

Consolidated balance sheets

(In thousands of U.S. dollars, except share amounts)

	DECEMBER 31, 2019	DECEMBER 31, 2018
Assets
Current assets
Cash and cash equivalents	$143,093	$76,928
Receivables, prepayments and deposits	503	237

Total current assets	143,596	77,165

Property and equipment, net (Note 4)	2,060	400
Operating lease right-of-use asset (Note 7(a))	770	—
Intangible asset, net (Note 5)	567	—
Long-term prepayments and deposits	30	53

Total assets	$147,023	$77,618

Liabilities
Current liabilities
Accounts payable and other liabilities (Note 6)	$4,125	$4,618
Operating lease liability (Note 7)	556	—
Finance lease liability (Note 7)	62	9

Total current liabilities	4,743	4,627

Non-current operating lease liability (Note 7)	447	—
Non-current finance lease liability (Note 7)	146	6
Deferred rent	—	313

Total liabilities	5,336	4,946

Commitments and contingencies (Note 15)

Stockholders’ equity
Share capital:
Common stock—$0.000001 par value—authorized, 100,000,000 as of December 31, 2019 (December 31, 2018—50,000,000); issued and outstanding, 37,996,849 as of December 31, 2019 (December 31, 2018—23,537,368) (Note 8(a))	—	—
Preferred stock—$0.000001 par value—authorized, 5,000,000 as of December 31, 2019 and 2018; nil issued and outstanding as of December 31, 2019 and 2018 (Note 8(b))	—	—
Additional paid-in capital	441,216	302,759
Accumulated deficit	(299,529)	(230,087)

Total stockholders’ equity	141,687	72,672

Total liabilities and stockholders’ equity	$147,023	$77,618

The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Consolidated statements of operations and comprehensive loss

(In thousands of U.S. dollars, except per share and share amounts)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Revenue (Note 9)	$—	$25,000	$—
Operating expenses
Research and development (Note 10)	4,417	41,789	36,267
Acquired in-process research and development (Note 3)	47,716	—	—
General and administrative (Note 10)	18,826	15,835	14,852

Total operating expenses	70,959	57,624	51,119

Loss from operations	(70,959)	(32,624)	(51,119)

Other income, net
Interest expense	(1)	(4)	(4)
Other income, net (Note 11)	1,518	1,043	940

	1,517	1,039	936

Net loss	$(69,442)	$(31,585)	$(50,183)

Net loss per common stock—basic and diluted (Note 12)	$(2.57)	$(1.34)	$(2.14)
Basic and diluted weighted average number of common stock outstanding (Note 12)	27,030,355	23,519,508	23,450,315

Comprehensive loss:
Net loss	$(69,442)	$(31,585)	$(50,183)
Other comprehensive income—unrealized gain on available-for-sale securities	—	70	99

Comprehensive loss	$(69,442)	$(31,515)	$(50,084)

The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Consolidated statements of cash flows

(In thousands of U.S. dollars)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Operating activities
Net loss	$(69,442)	$(31,585)	$(50,183)
Non-cash items and reclassifications:
Stock-based compensation (Note 8(g))	7,683	4,698	3,839
Acquired in-process research & development (Note 3)	47,716	—	—
Depreciation and amortization	340	289	360
Unrealized foreign exchange loss and others	263	452	349
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	290	1,041	(905)
Accounts payable and other liabilities	(2,244)	(6,472)	1,822

Cash used in operating activities	(15,394)	(31,577)	(44,718)

Investing activities
Acquisition of Neoleukin Therapeutics, Inc., net of cash acquired (Note 3)	191	—	—
Purchase of investments	—	—	(5,995)
Proceeds from maturity of investments	—	56,000	70,500
Purchase of property and equipment	(879)	(49)	(494)

Cash (used in) provided by investing activities	(688)	55,951	64,011

Financing activities
Public offering of common stock (Note 8(e))	86,216	—	—
Public offering costs (Note 8(e))	(5,525)	—	—
Proceeds from exercise of stock options	1,555	602	438
Payment on finance lease obligations	(9)	(32)	(15)

Cash provided by financing activities	82,237	570	423

Effect of exchange rate changes on cash and cash equivalents	10	(48)	15

Net change in cash and cash equivalents during the year	66,165	24,896	19,731
Cash and cash equivalents, beginning of year	76,928	52,032	32,301

Cash and cash equivalents, end of year	$143,093	$76,928	$52,032

Supplemental disclosure of cash flow information:
Interest paid	$1	$4	$4
Interest received	1,544	1,684	1,342
Non-cash investing and financing activities:
Receivables, prepayments and deposits acquired through the issuance of common stock	$560	$—	$—
Property, equipment and intangibles acquired through the issuance of common stock	1,693	—	—
Accounts payable, finance lease and other liabilities assumed through the issuance of common stock	(1,673)	—	—
Accrued purchase of property & equipment	—	—	(77)
Accrued offering costs	—	—	(30)

The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Consolidated statements of stockholders’ equity

(In thousands of U.S. dollars, except share amounts)

	COMMON STOCK		NON-VOTING CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	NUMBER	AMOUNT	NUMBER	AMOUNT
Balances, December 31, 2016	23,423,150	$—	—	$—	$293,111	$(148,278)	$(169)	$144,664
Cumulative effect of adoption of new accounting standard	—	—	—	—	41	(41)	—	—

Balances January 1, 2017	23,423,150	—	—	—	293,152	(148,319)	(169)	144,664

Options exercised	49,280	—	—	—	468	—	—	468
Stock-based compensation	—	—	—	—	3,839	—	—	3,839
Other comprehensive income	—	—	—	—	—	—	99	99
Net loss	—	—	—	—	—	(50,183)	—	(50,183)

Balances, December 31, 2017	23,472,430	—	—	—	297,459	(198,502)	(70)	98,887

Options exercised	64,938	—	—	—	602	—	—	602
Stock-based compensation	—	—	—	—	4,698	—	—	4,698
Other comprehensive income	—	—	—	—	—	—	70	70
Net loss	—	—	—	—	—	(31,585)	—	(31,585)

Balances, December 31, 2018	23,537,368	—	—	—	302,759	(230,087)	—	72,672

Issuance of common stock for Former Neoleukin common stock (Note 3)	4,589,771	—	—	—	15,055	—	—	15,055
Issuance of convertible preferred stock for Former Neoleukin common stock (Note 3)	—	—	101,927	—	33,432	—	—	33,432
Conversion of convertible preferred stock into common shares	10,192,700	—	(101,927)	—	—	—	—	—
Issuance of common stock, net of share issuance costs of $5,525 (Note 8(e))	10,263,750	—	—	—	80,691	—	—	80,691
Issuance of shares to University of Washington	12,647	—	—	—	41	—	—	41
Conversion of common stock to pre-funded warrants (Note 8 (d))	(10,925,481)	—	—	—	—	—	—	—
Options exercised	326,094	—	—	—	1,555	—	—	1,555
Stock-based compensation	—	—	—	—	7,683	—	—	7,683
Net loss	—	—	—	—	—	(69,442)	—	(69,442)

Balances, December 31, 2019	37,996,849	$—	—	$—	$441,216	$(299,529)	$—	$141,687

The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.

Notes to the consolidated financial statements

1. Nature of operations

Neoleukin Therapeutics, Inc. (“Neoleukin” or “the Company”) is a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation and autoimmunity using de novo protein design technology. Neoleukin uses sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. The Company’s lead product candidate, NL-201, is a combined IL-2 and IL-15 agonist designed to eliminate alpha receptor binding.

The Company commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, is a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007 (“Aquinox”). On August 8, 2019, upon the merger of Aquinox with Neoleukin Therapeutics, Inc. (“Former Neoleukin”) pursuant to an Agreement and Plan of Merger dated August 5, 2019, Former Neoleukin merged with a wholly owned subsidiary of Aquinox. Upon completion of the transaction, Aquinox was renamed Neoleukin Therapeutics, Inc.

The Company’s head office is in Seattle, Washington.

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

(c) Foreign currency translation and transactions

The functional currency of the Company and its subsidiaries is the U.S. dollar. Monetary assets and liabilities of the Company’s operations denominated in a currency other than the U.S. dollar are re-measured into U.S. dollars at the exchange rate prevailing as at the balance sheet date. Non-monetary assets and liabilities acquired in a currency other than U.S. dollars are translated at historical exchange rates prevailing at each transaction date.

Income and expenses are translated at the exchange rates prevailing at each transaction date, with the exception of amortization which is translated at historical exchange rates. Exchange gains and losses on translation are included in the consolidated statements of operations and comprehensive loss.

(d) Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring management estimates include valuation of stock options and restricted stock units, amortization and depreciation, determination of the fair values of assets and liabilities acquired in the acquisition of net assets of Former Neoleukin, accrual of expenses, determination of research and development costs, valuation allowance for deferred income taxes, and contingencies. Actual results could differ from those estimates.

(e) Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.

(f) Property and equipment

Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years. Expenditures for improvements to the Company’s office spaces are capitalized and expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lesser of useful life and term of the lease.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as at December 31, 2019 and 2018.

(g) Leases

At contract inception, the Company determines if the contract is a lease or contains a lease. Operating leases are recorded as operating lease right-of-use assets, operating lease liabilities and non-current operating lease liabilities. Finance leases are recorded as finance lease right-of-use assets, finance lease liabilities and non-current finance lease liabilities.

Right-of-use assets and lease liabilities are recognized on the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, the Company utilizes its estimated incremental borrowing rate based on information available at the lease commencement date as the rate implicit in the lease is not readily determinable. The right-of-use assets are recorded net of any lease incentives received. Variable lease cost primarily includes building operating expenses as charged to the Company by its landlords.

For leases of office space with a lease term of less than 12 months and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.

For leases of office space, the Company has elected to not separate the lease components from the non-lease components.

(h) Asset acquisitions/Intangible assets

At the time of acquisition, the Company determines if a transaction should be accounted for as a business combination or acquisition of assets. The Company accounted for its transaction with Neoleukin as an asset acquisition as substantially all the value of the acquisition is concentrated in one identifiable intangible asset.

For an acquisition of assets, the cost of acquiring the asset group, including transaction costs, is allocated to the acquired assets and assumed liabilities based on their relative fair values without giving rise to goodwill. Acquired in-process research and development assets are expensed if management determines that the assets do not have an alternative future use. Other long-lived intangible assets are recorded at the acquired cost and amortized using the straight-line method over an estimated useful life of three years.

The intangible asset is tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recognizes an impairment loss when carrying amount is not recoverable and the estimated fair value of the intangible asset is less than its carrying value.

(i) Clinical trial accruals

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

(j) Income taxes

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

Investment tax credits relating to scientific research and experimental development are accounted for as a reduction in operating expenses. They are recorded in the period when there is reasonable assurance the credits will be realized. If investment tax credit amounts subsequently received are less or more than originally recorded, the difference is treated as a change in estimate.

(k) Revenue recognition

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

(n) Restructuring costs

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

(o) Segment reporting

The Company operates in one segment, the research and development of de novo protein therapeutics using sophisticated computational algorithms and methods to address unmet medical needs in oncology, inflammation, and autoimmunity. The Company’s operations and its assets are mostly held in the United States with an immaterial amount of long-lived assets in Canada.

(p) Net loss per common stock

Basic net loss per common stock is computed by dividing net loss by the weighted-average number of common stock and pre-funded warrants outstanding during the period. The pre-funded warrants are included in the computation of basic and diluted net loss per common stock as the warrants are fully vested and exercisable at any time and for a nominal cash consideration. Diluted net loss per common stock is determined using the weighted-average number of common stock outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and restricted stock units. In periods where losses are reported, the weighted-average number of common stock outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

(q) Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

The Company has no financial instruments that are measured at fair value as of December 31, 2019 and December 31, 2018.

(r) Concentration of credit risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are invested in accordance with the Company’s investment policy. The primary objective for the Company’s investment portfolio is the preservation of capital and maintenance of liquidity and includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.

(s) Recently issued and recently adopted accounting standards

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

In December 2019, the FASB issued ASU 2019-12 “Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently assessing the impact of ASU 2019-12 on its financial statements.

(t) Risks and uncertainties

The Company is subject to numerous risks and uncertainties. These risks, among others, included the following:

•

the Company has no source of recurring revenue, has an accumulated deficit of $299.5 million as of December 31, 2019, may never become profitable and may incur substantial and increasing net losses for the foreseeable future as it continues its research and development programs;

•	the Company is likely to require additional capital to finance its operations which may not be available to it on acceptable terms, or at all;

•	the Company’s success is primarily dependent on the successful development, regulatory approval and commercialization of its drug product candidates;

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

3. Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc.

On August 8, 2019, Former Neoleukin and Aquinox completed a transaction pursuant to the Agreement and Plan of Merger dated August 5, 2019. Former Neoleukin became a wholly owned subsidiary of Aquinox and Aquinox subsequently changed its name to Neoleukin Therapeutics, Inc. All of the outstanding shares of common stock of the Former Neoleukin were exchanged for 4,589,771 shares of common stock of the Company and 101,927 shares of non-voting convertible preferred stock of the Company.

The total consideration paid was $51.6 million and consisted of:

(in thousands, except share data)
Fair value of 4,589,771 Aquinox common stock	$15,055
Fair value of 101,927 Aquinox convertible preferred stock	33,432
Cash consideration for fractional shares	5
Transaction costs	3,086

Total consideration	$51,578

The fair value of the Aquinox securities issued to stockholders of Former Neoleukin was based on the closing stock price on August 7, 2019, the last day of trading prior to the completion of the transaction.

The transaction was accounted for as an asset acquisition as Former Neoleukin did not meet the definition of a business as substantially all of the value was in the In-Process Research & Development (“IPR&D”) asset. The estimated fair value of the IPR&D asset of $47.7 million was expensed as the Company determined that the asset has no alternative future.

The following table summarizes the assets acquired and liabilities assumed:

(in thousands)
Assets acquired:
Cash and cash equivalents	$3,282
Receivables, prepayments and deposits	560
Property and equipment	1,034
In-process research and development	47,716
Intangible asset	659

Total assets acquired	53,251

Liabilities assumed:
Accounts payable and other liabilities	1,472
Financing lease liability	201

Total liabilities assumed	1,673

Total consideration	$51,578

4. Property and equipment, net

	DECEMBER 31, 2019
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$490	$333	$157
Laboratory equipment	1,515	62	1,453
Office furniture, equipment and systems	743	293	450

	$2,748	$688	$2,060

	DECEMBER 31, 2018
(in thousands)	COST	ACCUMULATED AMORTIZATION	NET BOOK VALUE
Leasehold improvements	$490	$248	$242
Office furniture, equipment and systems	353	195	158

	$843	$443	$400

Depreciation expense on property and equipment totaled $0.2 million, $0.3 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Intangible asset, net

(in thousands)	DECEMBER 31, 2019	DECEMBER 31, 2018
Cost	$659	$—
Accumulated amortization	(92)	—

Net intangible asset	$567	$—

6. Accounts payable and other liabilities

(in thousands)	DECEMBER 31, 2019	DECEMBER 31, 2018
Trade accounts payable	$1,604	$702
Accrued clinical/preclinical expenses	944	3,655
Accrued compensation and vacation	1,238	21
Other accrued liabilities	339	240

	$4,125	$4,618

7. Lease liabilities

(a) ASU 2016-02 Leases disclosures

The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s principal executive offices, a laboratory for research and development and related uses. The lease was effective on September 23, 2019, commenced on October 1, 2019 and expires on October 31, 2021, unless terminated earlier. The Company is also responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

The Company has a lease agreement for approximately 10,946 square feet of office space in Canada, which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. On December 22, 2016, the Company signed a lease agreement for an additional 2,500 square feet of office space in Canada. The lease for the additional 2,500 square feet expired on June 30, 2019. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

As part of the transaction with Former Neoleukin, the Company assumed a finance lease liability for laboratory equipment. The Company is obligated to make five annual payments for an aggregate purchase price of $0.3 million. All rights and title will transfer to the Company upon receipt of the final payment.

As of December 31, 2019, the Company’s operating lease right of use asset was $0.8 million and its finance lease right of use asset was $0.3 million.

The components of the lease expense were as follows:

(in thousands)	YEAR ENDED DECEMBER 31, 2019
Finance lease cost
Amortization of right-of-use asset	$19
Interest on lease liabilities	—
Operating lease cost	197
Short term lease cost	105
Variable lease cost	181

Total net lease cost	$502

Supplemental balance sheet information related to leases is as follows:

YEAR ENDED DECEMBER 31, 2019
Weighted average remaining lease term—finance leases	3.33 years
Weighted average remaining lease term—operating leases	1.83 years
Weighted average discount rate—finance leases	7.11%
Weighted average discount rate—operating leases	5.37%

Supplemental cash flow information related to leases was as follows:

(in thousands)	YEAR ENDED DECEMBER 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$236
Cash paid for amounts included in the measurement of finance lease liabilities	9
Operating lease liabilities arising from obtaining right-of-use assets	1,182

The calculation of the present value of the operating lease payments for the Vancouver lease did not include the option to extend the lease to October 31, 2026.

At December 31, 2019, the future payments under the Company’s operating and finance lease liabilities were as follows:

(in thousands)	FINANCE LEASE	OPERATING LEASE
December 31, 2020	$66	$570
December 31, 2021	60	481
December 31, 2022	60	—
December 31, 2023	59	—

Total undiscounted lease payments	245	1,051
Less: imputed interest	(37)	(48)

Total lease liabilities	208	1,003
Less: current portion	(62)	(556)

Non-current lease liabilities—December 31, 2019	$146	$447

On December 23, 2019, the Company entered into a lease agreement for the lease of approximately 33,300 square feet of office space in Seattle, Washington, for the Company’s future principal executive offices, a laboratory for research and development and related uses. The lease was effective on December 23, 2019, rent obligations commence on December 1, 2020 and the lease expires on December 1, 2028, unless terminated earlier. The Company will be obligated to pay approximately $2.0 million per annum in annual basic rent for the first year of the lease and will increase by 2.5% per annum over the term of the lease. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

(b) Disclosures related to periods prior to adoption of ASC 842 Leases

Prior to the adoption of ASC 842, and pursuant to the legacy guidance within ASC 840, the Company recorded rent expense on a straight-line basis through the end of the lease term. Scheduled rent increases, rent holidays and tenant improvement allowance were included in deferred rent and recognized as a reduction in deferred rent over the term of the lease. As at December 31, 2018, the Company recorded a deferred rent liability of $0.3 million.

The minimum lease payments under the non-cancelable operating leases as at December 31, 2018 are payable in the following amounts over the following years.

	2019	2020	2021	Total
Operating lease obligations	$362	$336	$280	$978

	$362	$336	$280	$978

During the years ended December 31, 2018 and 2017, the Company incurred operating lease costs of $0.7 million and $0.7 million, respectively.

8. Stockholders’ equity

(a) Common stock

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 per share (December 31, 2018—50,000,000). On November 12, 2019, the Company’s stockholders approved the increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. As of December 31, 2019, total number of shares of common stock issued and outstanding was 37,996,849 (December 31, 2018—23,537,368).

(b) Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share (December 31, 2018—5,000,000). As of December 31, 2019 and December 31, 2018, no shares of preferred stock were issued or outstanding.

(c) Merger with Former Neoleukin

On August 8, 2019, the Company issued 4,589,771 shares of common stock and 101,927 shares of non-voting convertible preferred stock as consideration in the Merger among Aquinox, Former Neoleukin and Apollo Merger Inc. (see Note 3). Each share of non-voting convertible preferred stock was convertible into 100 shares of common stock and was entitled to receive dividends, on an as-is converted to common stock basis, when dividends are paid to common stockholders. The holders of preferred stock were only entitled to vote when it impacts the rights of the preferred stockholder.

On November 12, 2019, the Company’s stockholders approved the conversion of 101,927 shares of non-voting convertible preferred stock into 10,192,700 shares of the Company’s common stock. As of December 31, 2019, the Company did not have any outstanding non-voting convertible preferred stock.

(d) Pre-funded common stock warrants

On December 17, 2019, Neoleukin entered into an exchange agreement (the “Exchange Agreement”) with certain stockholders, pursuant to which the Company exchanged an aggregate of 10,925,481 shares of common stock held by the stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 10,925,481 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.000001 per share. The Exchange Warrants may be exercised at any time after the date of issuance, except that the Exchange Warrants cannot be exercised by the stockholders if, after giving effect thereto, the stockholders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Delaware law.

As the Exchange Warrants meet the conditions for equity classification, the proceeds previously received for the shares of common stock will remain in additional paid-in capital. Upon the exercise of the warrants the proceeds received along with the exercise price will be recorded in common stock.

(e) Public offerings

On December 20, 2019, the Company completed an underwritten public offering of 10,263,750 shares of its common stock at a price to the public of $8.40 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $5.5 million, were $80.7 million.

(f) Stock option plan

In January 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (“2014 Plan”) which became effective in March 2014. The 2014 Plan is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”). No further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.

As of December 31, 2019, the maximum number of shares of common stock that may be issued under the 2014 Plan was 9,080,445. The number of shares of common stock reserved for issuance under the 2014 Plan will be increased by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2019, there were 88,627 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. On November 12, 2019, the Company’s stockholders approved the increase in the number of shares reserved from issuance under the 2014 Plan by 4,500,000 shares.

At December 31, 2019, the number of shares available to be granted under the 2014 Plan was 6,556,534 (December 31, 2018—1,156,378).

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2018	2,897,294	$9.04	7.96	$—
Options granted	4,016,500	2.91
Options exercised	(326,094)	4.77
Options forfeited	(747,162)	8.71

Outstanding at December 31, 2019	5,840,538	$5.11	7.72	$45,037

Exercisable as of December 31, 2019	1,805,043	$9.85	3.36	$7,264

During the year ended December 31, 2019, the Company granted 3,830,000 stock options to employees, 76,500 stock options to consultants and 110,000 stock options to non-employee directors. The stock options granted to employees during the year ended December 31, 2019 have exercise prices per share ranging from $2.71 to $5.30 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months. The stock options granted to consultants during the year ended December 31, 2019 have exercise prices per share ranging from $2.82 to $3.76 and have a vesting period of one year in equal monthly installments from the beginning of the vesting period for certain grants and a vesting period of 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months for other grants. In the event of a change in control, the unvested options of the August and November 2018 grants will vest immediately if the employee has been terminated without cause within twelve months prior to the change in control or if within twelve months of the change in control the employee is terminated without cause. If a change in control does not occur within the twelve months prior to an employee being terminated without cause, the options will continue to vest until the earlier of the change in control or one year from the date of being terminated without cause. The stock options granted to non-employee directors during the year ended December 31, 2019 have an exercise price per share of $2.82 and have a vesting period of three years in equal annual installments from the beginning of the vesting period. All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the year ended December 31, 2019, 326,094 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. During the year ended December 31, 2018, 64,938 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.3 million.

Restricted stock units

During the year ended December 31, 2019, the Company granted 72,000 restricted stock units to employees and consultants with a weighted average grant date fair value per share of $3.47. The restricted stock units vest 50% on the first anniversary of the grant and 50% on the second anniversary of the grant. All restricted stock units under the 2014 Plan are subject to a 10-year expiration period.

(g) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Expected volatility	90%	80%	84%
Expected dividends	0%	0%	0%
Expected terms (years)	6.07	6.00	6.00
Risk free rate	1.43%	2.80%	1.90%
Weighted average grant-date fair value of stock options	$2.17	$6.24	$11.85

Stock options are granted with exercise prices as determined by the Board of Directors at the date of grant. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted the Company has based its expected term for awards issued to employees on the simplified method, which represents the average period from vesting to the expiration of the stock option. In addition, the Company does not have sufficient trading history for the Company’s common stock, and therefore, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers. The Company has never declared or paid any cash dividends to common stockholders and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the yields of treasury securities with maturities similar to the expected term of the options for each option group.

The Company recognizes as an expense the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to research and development expenses was $0.5 million, $0.8 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Stock-based compensation expense charged to general and administration expenses was $7.2 million, $3.9 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $8.4 million and $7.8 million as of December 31, 2019 and December 31, 2018, respectively, which is expected to be recognized over a weighted-average period of 3.53 years (December 31, 2018—2.79 years).

9. Previous license and collaboration agreement

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

Under the restructuring plan, the Company reduced its workforce by 30 employees (approximately 53% of total employees) and closed its office in San Bruno, California. Affected employees were eligible to receive severance payments and outplacement services. The Company incurred aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, severance payments and other employee-related costs. Substantially all of these charges were paid as at June 30, 2019.

During the second quarter of 2019, the Company revised its original estimate of aggregate restructuring charges lower by $2.0 million based upon updated information from its vendors related to a completed project.

The following table shows the total amount expected to be incurred and the liability related to the July 2018 restructuring as at December 31, 2019:

(in thousands)	CLINICAL TRIAL CLOSING COSTS	ONE-TIME EMPLOYEE TERMINATION BENEFITS	CONTRACT TERMINATION COSTS	SAN BRUNO OFFICE CLOSING COSTS	TOTAL EXPENSES
Amounts accrued as at January 1, 2018	$—	$—	$—	$—	$—
Charges—July 2018	5,703	1,879	1,108	465	9,155
Revised estimates during 2018	41	2	187	5	235

Total restructuring costs expected to be incurred	5,744	1,881	1,295	470	9,390
Amounts paid during 2018	(2,204)	(1,881)	(1,201)	(470)	(5,756)

Amounts accrued at December 31, 2018	3,540	—	94	—	3,634
Revised estimates during 2019	(1,957)	—	12	—	(1,945)
Amounts paid during 2019	(1,583)	—	(106)	—	(1,689)

Amounts accrued at December 31, 2019	$—	$—	$—	$—	$—

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. Under the restructuring plan, the Company reduced its workforce by 16 employees effective December 31, 2018. Further reduction of staff occurred in 2019. Affected employees were eligible to receive severance payments and outplacement services. The Company incurred restructuring charges of $1.0 million in 2018 related to one-time termination severance payments and other employee-related costs. Substantially all of these charges were paid as at December 31, 2018. Additional restructuring charges of $0.7 million were incurred in 2019.

The following table shows the total amount expected to be incurred and the liability related to the November 2018 restructuring as at December 31, 2019:

(in thousands)	ONE-TIME EMPLOYEE TERMINATION BENEFITS
Total restructuring costs expected to be incurred	$984
Amount paid in 2018	(922)

Amount accrued at December 31, 2018	62
Restructuring costs incurred during 2019	655
Amount paid during the period ended December 31, 2019	(702)

Amount accrued at December 31, 2019	$15

Restructuring charges expected to be incurred	1,645
Cumulative restructuring costs incurred as at December 31, 2019	(1,639)

Restructuring charges expected to be incurred in future periods	$6

For the year ended December 31, 2019, restructuring recoveries of $1.9 million were recorded in research and development expenses and restructuring costs of $0.7 million in general and administrative expenses. For the year ended December 31, 2018, restructuring costs of $9.0 million were recorded in research and development expenses, $1.1 million in general and administrative expenses and $0.3 million in miscellaneous expenses (Note 11). Substantially all restructuring costs were paid by September 30, 2019.

11. Other income, net

	YEARS ENDED DECEMBER 31,
(in thousands)	2019	2018	2017
Interest income	$1,542	$1,563	$998
Foreign exchange losses	(16)	(75)	(19)
Miscellaneous expenses (Note 10)	(8)	(445)	(39)

	$1,518	$1,043	$940

12. Net loss per common stock

Basic and diluted net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The Company excluded the following outstanding stock options and restricted stock units from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Outstanding stock options	5,840,538	2,897,294	2,069,167
Restricted stock units	72,000	—	—

	5,912,538	2,897,294	2,069,167

13. Income taxes

Income tax recovery varies from the amounts that would be computed by applying the expected U.S. federal income tax rate (21%) as shown in the following table:

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Statutory federal income tax rate	(21.0)%	(21.0)%	(35.0)%
Change in tax rate	0.0	(0.1)	(3.6)
State income taxes	0.0	(1.4)	(0.6)
Foreign rate differential	(0.2)	(4.3)	7.9
Acquired in-process research and development	14.4	0.0	0.0
Stock compensation	2.6	2.8	2.0
Change in valuation allowance	(0.6)	24.8	25.4
Expiration of NOLs (section 382)	5.4	—	—
Effect of the U.S. Tax Cuts and Jobs Act	—	—	4.6
Other	(0.6)	(0.8)	(0.7)

Income tax recovery	—	—	—

On December 22, 2017, the U.S. passed into law the “Tax Cuts and Jobs Act”, or the Act, which significantly overhaul the U.S. tax system. Significant changes to the Internal Revenue Code included a reduction in the U.S. federal corporate tax rate from 35% to 21%. The Company’s accounting for the provisions of the Act, based on the Company’s understanding of the Act and the latest guidance available, resulted in a $2.3 million reduction in its net deferred income tax assets as of December 31, 2017 to reflect the new statutory tax rate. This reduction to the net deferred income tax assets was fully offset by a corresponding reduction in the valuation allowance.

(in thousands)	YEARS ENDED DECEMBER 31,
Net loss before taxes:	2019	2018	2017
Canada	$(2,129)	$(22,477)	$(43,758)
U.S.	(67,313)	(9,108)	(6,425)

Total	$(69,442)	$(31,585)	$(50,183)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows:

(in thousands)	DECEMBER 31, 2019	DECEMBER 31, 2018
Canadian net operating losses	$39,574	$40,252
U.S. net operating losses	5,347	5,588
Research and development deductions and credits	11,062	9,588
Other	1,831	1,797
Less: valuation allowance	(57,814)	(57,225)

Net deferred income tax assets	$—	$—

At December 31, 2019, the Company had Canadian net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $146.6 million (December 31, 2018—approximately $149.1 million) expiring commencing in 2025 through 2039.

At December 31, 2019, the Company had U.S. net operating losses carried forward for tax purposes which were available to reduce taxable income of future years of approximately $25.5 million (December 31, 2018—approximately $21.8 million), of which approximately $nil million (December 31, 2018—approximately $14.6 million) arose in California. Of the $25.5 million of U.S. net operating loss carryforwards, $2.3 million will expire between the years 2028 and 2037 and the remaining $23.2 million are indefinite. The Company completed a formal study under IRC Section 382 to determine the U.S. tax attributes available for use. The results of the study indicated significant restriction on the Company’s ability to utilize the U.S. net operating losses carried forward. The U.S. tax attributes disclosed reflected the conclusion of that study. However, future ownership changes may further affect the limitation in future years.

The Company also had unclaimed Canadian tax deductions with no expiry for scientific research and experimental development expenditures of approximately $22.5 million at December 31, 2019 (December 31, 2018—approximately $19.7 million). In addition, at December 31, 2019, the Company had approximately $5.8 million (December 31, 2018—approximately $5.2 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2020 through 2038.

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

The Company has an agreement with Biolipox AB of Sweden for patent rights relating exclusively or principally to a specific class of compounds, which include rosiptor. The terms of the agreement required the Company to pay CAD $50,000 immediately, CAD $250,000 in shares of common stock upon the first submission to the FDA of an Investigational New Drug (IND) for a compound from the acquired class of compounds, and CAD $3.0 million upon the advancement of one of the compounds from the acquired class of compounds into a Phase 3 clinical trial. Certain other milestone payments, totaling CAD $1.5 million are payable upon the first commercial sale following regulatory approval of the first compound in each of the United States, Europe and Japan. There are no royalty payments due under this agreement. In June 2014, the Company issued 19,762 shares of common stock to Biolipox AB as payment for achievement of the milestone related to the first submission to the FDA of an IND for rosiptor. A CAD $3.0 million milestone payment was paid in November 2016 as a result of the advancement of rosiptor into a Phase 3 clinical trial. As all research and development activities related to rosiptor have been suspended, the Company does not currently have any product candidates under development that are covered by this agreement.

The Company has an exclusive license agreement with the University of British Columbia (“UBC”) for a worldwide license to certain small molecule compounds and pharmaceutical compositions that are modulators of SHIP1 activity. The agreement expires at the earlier of the last expiry of any patent obtained related to the technology or through enactment of one of the termination clauses stipulated in the agreement. The Company paid annual maintenance fees of CAD $1,000 related to this agreement for the year ended December 31, 2019 (December 31, 2018—CAD $1,000) and have contingent payments totaling up to CAD $2.2 million for the first drug product and CAD $1.5 million for each subsequent drug product plus low single-digit royalties. The Company does not currently have any product candidates under development that are covered by the UBC license agreement. On February 14, 2020, the Company and UBC entered into an agreement to terminate this license agreement. Upon the termination of this license agreement, the Company has no further obligations under this license agreement.

The Company has an agreement with the British Columbia Cancer Agency and StemCell Technologies, Inc. for the assignment to the Company of certain patents to technology relating to SHIP1 in return for low single-digit royalty payment on product sales or low double-digit percentage of sublicense revenue. The agreement is to expire at the later of 20 years from the effective date of the agreement or upon the expiration of the last patent covered by the license. The Company incurred maintenance fees of CAD $5,000 related to this agreement during the years ended December 31, 2019, 2018 and 2017. The Company does not currently have any product candidates under development that are covered by this agreement.

15. Commitments and Contingencies

In 2019, the Company entered into a non-cancelable contract to purchase laboratory equipment for $0.8 million. The equipment is expected to be delivered in the first half of 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.    Our Chief Executive Officer (our principal executive officer) and our Interim Chief Financial Officer (our principal accounting officer) have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control.    The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None

PART III

The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2019 fiscal year pursuant to Regulation 14A for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and the information to be included in the 2020 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2020 Proxy Statement. Such information is incorporated herein by reference.

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

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

(b)	Exhibits

The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBIT INDEX

Number	Description

2.1*	Agreement and Plan of Merger by and between Aquinox Pharmaceuticals, Inc., Apollo Sub, Inc., and Neoleukin Therapeutics, Inc., dated August 5, 2019—Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

2.2	Form of Support Agreement, by and among Aquinox Pharmaceuticals, Inc., Neoleukin Therapeutics, Inc. and each of the parties named in each agreement therein—Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

2.3	Form of Lock-Up Agreement, by each of the parties named in each agreement therein—Incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

3.1	Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014

3.2	Amended and Restated Bylaws of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1, as amended (File No. 333-193615), filed with the Securities and Exchange Commission on February 28, 2014

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Stock, filed August 8, 2019—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc., filed August 9, 2019—Incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc., filed November 13, 2019—Incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019.

4.1	Specimen Common Stock Certificate of the Registrant—Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the Securities and Exchange Commission on May 13, 2014

Number	Description

4.2	Registration Rights Agreement, dated September 19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended

4.4	Form of Pre-Funded Warrant—Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

10.1	Exclusive Start-Up License Agreement, dated July 8, 2019, by and between the University of Washington and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.2	Facility Use Agreement, dated December 4, 2018, by and between Institute for Systems Biology and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.3	Amendment No. 1 to the Facility Use Agreement, dated April 17, 2019, by and between Institute for Systems Biology and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.4+	Separation Agreement and Release, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and David J. Main—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.5+	Employment Agreement, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and Jonathan G. Drachman—Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.6+	Transition Retention Agreement, dated August 5, 2019, by and between Aquinox Pharmaceuticals, Inc., and Kamran Alam—Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

10.7	Lease Agreement, dated September 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019

10.8	Lease Agreement, dated December 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC

10.9+	Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.10+	Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.11+	Neoleukin Therapeutics, Inc. 2014 Equity Incentive Plan, as amended November 12, 2019—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2019

10.12+	Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan—Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.13	Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers—Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.14*	Exchange Agreement, dated December 17, 2019, by and among Neoleukin Therapeutics, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

Number	Description

10.15	Lease Agreement, dated February 5, 2016, by and between Aquinox Pharmaceuticals (Canada) Inc. and 560677 B.C. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2#	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates a management contract or compensatory plan.
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

Neoleukin Therapeutics, Inc.

Date: March 12, 2020	By:	/s/ Jonathan G. Drachman
Jonathan G. Drachman President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan G. Drachman Jonathan G. Drachman	Director, President & Chief Executive Officer (Principal Executive Officer)	March 12, 2020

/s/ Kamran Alam Kamran Alam	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ M. Cantey Boyd M. Cantey Boyd	Director	March 12, 2020

/s/ Sean Nolan Sean Nolan	Director	March 12, 2020

/s/ Todd Simpson Todd Simpson	Director	March 12, 2020

/s/ Lewis T. Williams Lewis T. Williams	Director	March 12, 2020