Form 10-Q
period 2020-03-31
Neoleukin Therapeutics, Inc.
filed 2020-05-06
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2020, there were 38,485,042 shares of the registrant’s common stock outstanding.

Neoleukin Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

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

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$139,417	$143,093
Receivables, prepayments and deposits	236	503
Total current assets	139,653	143,596

Property and equipment, net	2,050	2,060
Operating lease right-of-use assets (Note 4)	10,300	770
Intangible asset, net	513	567
Long-term other assets	535	30
Total assets	$153,051	$147,023

Liabilities
Current liabilities:
Accounts payable and other liabilities	$5,003	$4,125
Operating lease liabilities (Note 4)	541	556
Finance lease liabilities (Note 4)	59	62
Total current liabilities	5,603	4,743

Non-current operating lease liabilities (Note 4)	10,182	447
Non-current finance lease liabilities (Note 4)	146	146
Total liabilities	15,931	5,336

Shareholders’ equity
Share capital: (Note 5)
Common stock - $0.000001 par value - authorized, 100,000,000 as of March 31, 2020 and December 31, 2019; issued and outstanding, 38,386,160 as of March 31, 2020 and 37,996,849 as of December 31, 2019.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of March 31, 2020 and December 31, 2019; nil issued and outstanding as of March 31, 2020 and December 31, 2019.	—	—
Additional paid-in capital	445,291	441,216
Accumulated deficit	(308,171)	(299,529)
Total shareholders' equity	137,120	141,687
Total liabilities and shareholders' equity	$153,051	$147,023

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of operations and comprehensive loss

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development (Note 6)	$5,498	$104
General and administrative (Note 6)	3,573	2,555
Total operating expenses	9,071	2,659
Other income, net (Note 7)	429	451
Net loss	$(8,642)	$(2,208)
Net loss per common stock - basic and diluted (Note 8)	$(0.18)	$(0.09)
Basic and diluted weighted average number of common stock outstanding (Note 8)	49,168,451	23,537,368
Comprehensive loss:
Net loss	$(8,642)	$(2,208)
Other comprehensive income (loss)	—	—
Comprehensive loss	$(8,642)	$(2,208)

.

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(8,642)	$(2,208)
Non-cash items:
Stock-based compensation (Note 5(d))	683	1,078
Depreciation and amortization	171	41
Amortization of operating lease right-of-use assets	528	21
Unrealized foreign exchange (gain) loss	(14)	12
Changes in operating assets and liabilities:
Receivable, prepayments and deposits	266	(403)
Accounts payable and other liabilities	568	(1,297)
Net cash used in operating activities	(6,440)	(2,756)

Investing activities
Purchase of property and equipment	(107)	—
Net cash used in investing activities	(107)	—

Financing activities
Proceeds from exercise of stock options	3,392	—
Payment on finance lease obligations	(2)	(2)
Net cash provided by (used in) financing activities	3,390	(2)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(1)
Net change in cash, cash equivalents and restricted cash during the period	(3,168)	(2,759)
Cash, cash equivalents and restricted cash, beginning of period	143,093	76,928

Cash, cash equivalents and restricted cash, end of period (Note 3)	$139,925	$74,169

Supplemental disclosure of cash flow information:
Interest received	$435	$443

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

THREE MONTHS ENDED MARCH 31, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2019	37,996,849	$—	$441,216	$(299,529)	$141,687
Options exercised	376,311	—	3,392	—	3,392
Restricted stock units vested	13,000	—	—	—	—
Stock-based compensation (Note 5(d))	—	—	683	—	683
Net loss	—	—	—	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$—	$445,291	$(308,171)	$137,120

THREE MONTHS ENDED MARCH 31, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	NUMBER	AMOUNT
Balances, December 31, 2018	23,537,368	$—	$302,759	$(230,087)	$72,672
Stock-based compensation (Note 5(d))	—	—	1,078	—	1,078
Net loss	—	—	—	(2,208)	(2,208)
Balances, March 31, 2019	23,537,368	$—	$303,837	$(232,295)	$71,542

The accompanying notes form an integral part of these condensed consolidated financial statements.

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

2. Summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 12, 2020.

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2020, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

(b) Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, amortization and depreciation of property, plant and equipment and intangible assets, and pre-clinical and other accruals. Actual results could differ from those estimates.

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

(d) Accounting for stock-based compensation

The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. The Company accounts for forfeitures as they occur. All share-based payments to employees and consultants are recognized in the consolidated financial statements based upon their respective grant date fair values.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. The expected volatility assumption is based on industry peer information and the Company expects to continue to do so until it has adequate historical volatility of its common stock. Additionally, because the Company has no significant history to calculate the expected term, the simplified method is used to measure the term.

The fair value of each RSU is measured using the closing price of the Company’s common stock on the date of grant.

(e) Net loss per common stock

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

(f) Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

At March 31, 2020, and December 31, 2019, the Company had $118.2 million and $40.0 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange.

(g) Recently issued and recently adopted accounting standards

In December 2019, the FASB issued ASU 2019-12 “Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently assessing the impact of ASU 2019-12 on its financial statements.

3. Cash, cash equivalents and restricted cash

Restricted cash, included in long-term other assets in the condensed consolidated balance sheets, includes a $0.5 million cash deposit the Company maintains with its bank as collateral for the irrevocable letter of credit issued to its landlord under the New Seattle Lease (as defined in Note 4).

In the condensed consolidated statements of cash flows, the restricted cash balance of $0.5 million (December 31, 2019 – nil) is included with cash of $21.2 million (December 31, 2019 – $103.1 million) and cash equivalents of $118.2 million (December 31, 2019 – $40.0 million) for presentation purposes.

4. Lease liabilities

The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s principal executive offices, a laboratory for research and development and related uses. The lease became effective on September 23, 2019, commenced on October 1, 2019 and expires on October 31, 2021, unless terminated earlier. The Company is also responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

The Company has a new lease agreement for approximately 33,300 square feet of office space in Seattle, Washington, for the Company’s future principal executive offices, a laboratory for research and development and related uses (the “New Seattle Lease”). The lease commenced on January 15, 2020 and rent obligations are scheduled to commence on December 1, 2020.  The lease expires on December 1, 2028, with the option to extend the lease for two five-year terms. The lease provides for a tenant improvement allowance of $8.0 million, which is included in the base rent, and an optional additional tenant improvement allowance with a maximum amount of $1.5 million, which will result, if elected, in additional rent amortized over the term of the lease. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit, in accordance with the terms of the lease.

The Company has a lease agreement for approximately 10,946 square feet of office space in Vancouver, Canada, which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities, additional services and other amounts.

The Company has a finance lease liability for laboratory equipment which expires June 2023. The Company is obligated to make five annual payments for an aggregate purchase price of $0.3 million. All rights and title will transfer to the Company upon receipt of the final payment.

As of March 31, 2020, and December 31, 2019, the Company’s operating lease right-of-use assets were $10.3 million and $0.8 million, respectively. The Company’s finance lease right-of-use assets were $0.3 million as of March 31, 2020 and December 31, 2019.

The components of the lease expense were as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019
Finance lease cost
Amortization of right-of-use assets	$12	$—
Interest on lease liabilities	—	—
Operating lease cost	528	31
Short term lease cost	28	—
Variable lease cost	74	48
Total net lease cost	$642	$79

Supplemental balance sheet information related to leases is as follows:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Weighted average remaining lease term – finance leases	3.12 years	1.42 years
Weighted average remaining lease term – operating leases	8.11 years	2.58 years
Weighted average discount rate – finance leases	7.11%	6.94%
Weighted average discount rate – operating leases	12.63%	6.00%

Supplemental cash flow information related to leases was as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$310	$41
Cash paid for amounts included in the measurement of finance lease liabilities	2	2
Operating lease liabilities arising from obtaining right-of-use assets	9,614	515

The calculation of the present value of the operating lease payments for the Vancouver lease and the lease for the future principal offices and laboratory space did not include the options to extend the lease.

At March 31, 2020, the future payments under the Company’s operating and finance lease liabilities were as follows:

(in thousands)	FINANCE LEASE	OPERATING LEASE
December 31, 2020 (remaining nine months)	$62	$414
December 31, 2021	60	2,502
December 31, 2022	60	2,086
December 31, 2023	60	2,139
December 31, 2024	—	2,192
Thereafter	—	9,124
Total undiscounted lease payments	242	18,457
Less: imputed interest	(37)	(7,734)
Total lease liabilities	205	10,723
Less: current portion	(59)	(541)
Non-current lease liabilities – March 31, 2020	$146	$10,182

5. Stockholders’ equity

(a) Share capital

Neoleukin is authorized to issue two classes of stock, common and preferred.  The total number of shares Neoleukin is authorized to issue is 105,000,000 shares, comprised of 100,000,000 common stock and 5,000,000 preferred stock, both with a par value of $0.000001 per share. As of March 31, 2020 and December 31, 2019, the total number of shares of common stock issued and outstanding was 38,386,160 and 37,996,849, respectively. As of March 31, 2020 and December 31, 2019, the total number of shares of preferred stock issued or outstanding was nil.

(b) Pre-funded common stock warrants

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

(c) Stock option plan

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

As at March 31, 2020, the maximum number of shares of common stock that may be issued under the 2014 Plan was 10,273,506 shares.  Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors.

Stock option transactions and the number of stock options outstanding are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2019	5,840,538	$5.11	7.72	$45,037
Options granted	290,700	7.63
Options exercised	(376,311)	9.03
Options forfeited	(410,000)	16.91
Outstanding at March 31, 2020	5,344,927	$4.06	8.70	$40,431
Exercisable as of March 31, 2020	1,040,512	$7.28	5.56	$5,462

During the three months ended March 31, 2020, the Company granted stock options to purchase 290,700 shares of common stock to employees. The stock options granted to employees have an exercise price per share ranging from $6.44 to $12.44 and vest 25% one year after the beginning of the vesting period and thereafter ratably each month over the following thirty-six months.  All stock options under the 2014 Plan are subject to a 10-year expiration period.

During the three months ended March 31, 2020, 376,311 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million.

Restricted stock units

Restricted stock unit transactions and the number of unvested stock restricted stock units are summarized below:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested at December 31, 2019	72,000	$3.47
Restricted stock units granted	75,000	6.44
Restricted stock units vested	(13,000)	3.47
Non-vested at March 31, 2020	134,000	$5.13

During the three months ended March 31, 2020, the Company granted 75,000 restricted stock units to employees with a grant date fair value per share of $6.44.  The restricted stock units granted vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. There is no expiration period for the restricted stock units under the 2014 Plan.

During the three months ended March 31, 2020, 13,000 shares were issued upon the vesting of the restricted stock units with an aggregate intrinsic value of $0.1 million.

(d) Stock-based compensation

The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Expected volatility	90%	N/A
Expected dividends	0%	N/A
Expected terms (years)	6.05	N/A
Risk free rate	0.78%	N/A
Weighted average grant-date fair value of stock options	$5.62	N/A

The Company amortizes the fair value of the stock options on a straight-line basis over the applicable requisite service periods of the awards, which is generally the vesting period. Stock-based compensation expense charged to research and development expenses was $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense charged to general and administrative expenses was $0.4 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Total unrecognized compensation cost for all stock-based compensation plans was $9.8 million and $6.7 million as of March 31, 2020 and 2019, respectively, which is expected to be recognized over a weighted-average period of 3.36 years (March 31, 2019 – 2.61 years).

6. Restructuring

In July 2018, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the June 27, 2018 announcement that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Company has halted all further development activities with rosiptor. In 2018 and 2019, the Company incurred and paid aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, California, severance payments and other employee-related costs. There were no amounts accrued as of March 31, 2020 or December 31, 2019.

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. In 2019, the Company incurred and paid aggregate restructuring charges of $1.6 million related to severance payments and other employee-related costs.  There were no amounts accrued as of March 31, 2020.

For the three months ended March 31, 2020, we incurred and paid an immaterial amount.

For the three months ended March 31, 2019, restructuring costs of $0.1 million were recorded in research and development expenses and $0.2 million in general and administrative expenses.

7. Other income, net

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019
Interest income	$434	$450
Foreign exchange gains	15	2
Other expenses	(20)	(1)
	$429	$451

8. Net loss per common stock

Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding. The 10,925,481 pre-funded warrants are included in the computation of basic and diluted net loss per common stock as the warrants are fully vested and exercisable at any time and for a nominal cash consideration.

The Company excluded the following outstanding stock options and restricted stock units from the computation of basic and diluted net loss per common stock as the effect would have been antidilutive for all periods presented.

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Outstanding stock options	5,344,927	2,633,197
Restricted stock units	134,000	—
	5,478,927	2,633,197

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

COVID-19 Impact

The recent outbreak of the Coronavirus Disease 2019, or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. During this unprecedented time, protecting the health and well-being of our employees and community is a top priority. In addition, we are focused on maintaining continuity of our research, development and business activities while balancing potential impacts from the COVID-19 pandemic.

Our People and Operations

As of March 9, 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Business-critical research and development work has continued, adhering to guidelines to ensure employee safety. We continually assess our work policies and monitors guidance from the state and the U.S. Centers for Disease Control and Prevention, or the CDC, in order to determine any changes to current work practices.

NL-201 Development Activities

We remain focused on our efforts to support an Investigational New Drug, or IND, application for our lead therapeutic, NL-201, and are working with key vendors to assess any potential impacts to these efforts. At this time, we do not expect a delay in our development plans but acknowledge the potential exists for our timing to be impacted. Further, we are evaluating the potential for geographic diversity of clinical trial sites to minimize any regional and/or seasonal effects of COVID-19 recurrences.

Research Activities & Data Announcements

We plan to present preclinical data on NL-201 and our de novo protein technology platform in 2020. Three abstracts were accepted for presentation at the American Association for Cancer Research, or AACR, Annual Meeting, previously scheduled to take place in San Diego in April 2020. We now expect to present these data as part of the AACR Virtual Annual Meeting II, taking place in June 2020. Due to the COVID-19 public health emergency, we are also utilizing our research and computational bandwidth available during this time to investigate the potential application of our de novo protein technology toward COVID-19.

Finances

We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more product candidates or delay our pursuit of potential in‑licenses or acquisitions.

As of March 31, 2020, we had cash and cash equivalents of $139.4 million. Based on our current operating plan, we expect our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through 2022.

Results of Operations

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	three months ended
	march 31,
	2020	2019
Research and development	$5,498	$104
General and administrative	3,573	2,555
Total operating expenses	$9,071	$2,659

Research and Development Expenses

Research and development expenses consists primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, lab supplies, testing services and manufacturing costs.

For the three months ended March 31, 2020, research and development expenses were $5.5 million compared to $0.1 million for the three months ended March 31, 2019. The increase in research and development expenses during the three months ended March 31, 2020 was due to increased expenses incurred from IND-enabling activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies compared to lower research and development costs during the three months ended March 31, 2019 as a result of the suspension of all research and development activities with rosiptor in June 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three months ended March 31, 2020, general and administrative expenses were $3.6 million compared to $2.6 million for the three months ended March 31, 2019.  The increase in general and administrative expenses during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to the increase in employees after the merger compared to lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

	three months ended
	march 31,
(in thousands)	2020	2019
Interest income	$434	$450
Foreign exchange gains	15	2
Other expenses	(20)	(1)
Total other income, net	$429	$451

Interest income during the three months ended March 31, 2020 decreased compared to the same period in 2019 due a decrease in interest rates partially offset by higher cash and investment balances for the three months ended March 31, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $6.4 million and $2.8 million of cash flows during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $308.2 million, working capital of $134.1 million and cash, cash equivalents and restricted cash of $139.9 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(6,440)	$(2,756)
Investing activities	(107)	—
Financing activities	3,390	(2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11)	(1)
Net change in cash, cash equivalents and restricted cash	$(3,168)	$(2,759)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2020 increased significantly compared to the three months ended March 31, 2019 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, compared to a reduction in costs in the three months ended March 31, 2019 due to the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was primarily the result of the acquisition of laboratory and computer equipment. For the three months ended March 31, 2019 there was no net cash used in investing activities as the Company had no acquisitions of laboratory or computer equipment during that period.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2020, net cash provided by financing activities of $3.4 million consisted of proceeds from the exercise of stock options. For the three months ended March 31, 2019, net cash used in financing activities was the result of the payment of finance lease liabilities.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2020, we had approximately $139.4 million in cash and cash equivalents. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. There have been no material changes from the contractual commitments previously discussed in that Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our significant accounting policies during the three months ended March 31, 2020.

Recent Accounting Pronouncements

See Note 2(g), Recently issued and recently adopted accounting standards in the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the three months ended March 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2020, we had cash equivalent holdings in U.S. government securities of $118.2 million. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of March 31, 2020.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it could result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it could have a negative impact on our financial positions.  For the three months ended March 31, 2020 and 2019, foreign exchange gain (losses) were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Changes in internal control over financial reporting. We are in the process of transitioning accounting and financial reporting operations from our Vancouver, British Columbia office to our new headquarters in Seattle, Washington. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the three months ended March 31, 2020 and will evaluate the operating effectiveness of related controls during subsequent periods. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2020, we had approximately $139.4 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2022. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the three-month period ended March 31, 2020, we reported a net loss of $8.6 million.  For the years ended December 31, 2019 and 2018, we reported a net loss of $69.4 million and $31.6 million, respectively. As of March 31, 2020, we had an accumulated deficit since inception of $308.2 million.

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

•	the effects of COVID-19 on our business and financial results;
•	the effect of competing technological and market developments;
•	the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and
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

We intend to advance NL-201, our lead development candidate from our Neoleukin platform, toward IND submission by the end of 2020. Commencement of our future clinical trials is subject to finalizing the trial design and submitting an IND or similar submission to the FDA, EMA, or comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA, EMA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on our lead product candidate, NL-201, with initial indications including renal cell carcinoma and melanoma. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Due to the ongoing COVID-19 public health emergency, we are also utilizing a portion of our research and computational bandwidth to investigate the potential application of our de novo protein technology toward COVID-19. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our lead product candidate, NL-201, is under development for the treatment of advanced solid tumors, including melanoma and renal cell carcinoma. If approved, it would face competition from approved advanced melanoma and renal cell carcinoma treatments, including multiple checkpoint inhibitors, tyrosine kinase inhibitors, VEGF inhibitors, recombinant human IL-2, and several chemotherapy drugs or combinations. Further, we are aware of several of several IL-2 or IL-15 agonists in various stages of clinical and preclinical development. Nektar Therapeutics, Inc. has a modified IL-2 molecule in Phase III clinical trials. ImmunityBio (formerly Altor BioScience Corporation) has a modified IL-15 molecule in Phase II clinical trials. Alkermes plc, Novartis International AG, Sanofi (formerly Synthorx), Cue Biopharma, Inc., Philogen S.p.A. and Roche AG have disclosed Phase I and/or II clinical trials involving modified IL-2 or IL-15 molecules, and we are aware of IL-2 or IL-15 programs in preclinical studies at Medicenna Therapeutics Corp, Pivotal BioSciences Inc., BioNTech SE, Xencor Inc. and Ascendis Pharma A/S. Furthermore, several large pharmaceutical companies have disclosed preclinical investments in this field, including AstraZeneca plc, Bristol-Myers Squibb, Roche AG, and Celgene Corporation.

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

Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, in December 2019 the outbreak of COVID-19 originated in Wuhan, China, has since spread across the globe. To date, this outbreak has  resulted in extended shutdowns of  businesses in the United States, Canada and many other countries and has had ripple effects to businesses around the world. Global health concerns, such as COVID-19, could also result in adverse effects to our manufacturing operations. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.

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

Risks Related to Our Business and Operations

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 outbreak, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

•

delays or disruptions in preclinical development activities, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•

interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;

•	interruptions of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;
•	delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;
•	delays or difficulties in enrolling patients in clinical trials;
•	increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
•

diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;

•

interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;

•

limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and

•	reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile as a result of the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, the potential for a second outbreak after it is contained, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.

We have approximately 45 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Filing, prosecuting and defending patents on our product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our licensors or future collaborators may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the success of competitive products or technologies;
•	regulatory actions with respect to our products or our competitors’ products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	results of clinical trials, including both safety and efficacy, of any of our future product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our future product candidates or clinical development programs;

•	the results of our efforts to in-license or acquire additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders or our other stockholders;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	general economic, industry and market conditions, including market volatility and economic uncertainty related to the COVID-19 pandemic.

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

We are no longer an “emerging growth company,” however, we are still a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

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

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we fail to identify and to remediate any significant deficiencies or material weaknesses that may be identified, or encounter problems or delays in the implementation of internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, or NASDAQ, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The exclusive forum provisions in our restated certificate of incorporation and amended and restated bylaws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation, to the fullest extent permitted by law, will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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
3.1

Amended and Restated Bylaws of Neoleukin Therapeutics, Inc. – Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2020

10.1	Employment Agreement, dated March 16, 2020, by and between Neoleukin Therapeutics, Inc. and Robert Ho.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: May 6, 2020	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)