Form 10-Q
period 2020-06-30
Neoleukin Therapeutics, Inc.
filed 2020-08-12
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:             001-36327

Neoleukin Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0542593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360-1616 Eastlake Avenue East

Seattle, Washington 98102

(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code): (206) 732-2133

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001	NLTX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2020, there were 41,749,013 shares of the registrant’s common stock outstanding.

Neoleukin Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

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

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	JUNE 30,	DECEMBER 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$129,596	$143,093
Other current assets	1,401	503
Total current assets	130,997	143,596

Property and equipment, net	3,090	2,060
Operating lease right-of-use assets	9,646	770
Intangible asset, net	458	567
Other non-current assets	1,133	30
Total assets	$145,324	$147,023

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,014	$4,125
Operating lease liabilities	212	556
Finance lease liabilities	94	62
Total current liabilities	6,320	4,743

Non-current operating lease liabilities	10,197	447
Non-current finance lease liabilities	108	146
Total liabilities	16,625	5,336

Stockholders’ equity
Share capital:
Common stock - $0.000001 par value - authorized, 100,000,000 as of June 30, 2020 and December 31, 2019; issued and outstanding, 38,486,542 as of June 30, 2020 and 37,996,849 as of December 31, 2019.	-	-
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of June 30, 2020 and December 31, 2019; nil issued and outstanding as of June 30, 2020 and December 31, 2019.	-	-
Additional paid-in capital	446,616	441,216
Accumulated deficit	(317,917)	(299,529)
Total stockholders’ equity	128,699	141,687
Total liabilities and stockholders’ equity	$145,324	$147,023

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of operations

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Operating expenses
Research and development	$4,843	$(1,995)	$10,341	$(1,891)
General and administrative	4,926	2,423	8,499	4,978
Total operating expenses	9,769	428	18,840	3,087
Other income, net	23	427	452	878
Net loss	$(9,746)	$(1)	$(18,388)	$(2,209)
Net loss per common stock – basic and diluted	$(0.20)	$-	$(0.37)	$(0.09)
Basic and diluted weighted average number of common stock outstanding	49,392,533	23,537,368	49,280,492	23,537,368

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
Operating activities
Net loss	$(18,388)	$(2,209)
Non-cash items:
Stock-based compensation	1,705	1,866
Depreciation and amortization	390	82
Loss on disposal of property and equipment	173	-
Amortization of operating lease right-of-use assets	531	52
Write-off of ROU asset upon lease termination	113	-
Unrealized foreign exchange loss (gain)	(21)	21
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(870)	(246)
Accounts payable and accrued liabilities	1,230	(3,792)
Operating lease right-of-use assets	(169)	-
Operating lease liabilities	72	-
Net cash used in operating activities	(15,234)	(4,226)

Investing activities
Purchase of property and equipment	(1,079)	-
Net cash used in investing activities	(1,079)	-

Financing activities
Proceeds from exercise of stock options	3,695	-
Payment on finance lease obligations	(4)	(4)
Net cash provided by (used in) financing activities	3,691	(4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	2
Net change in cash, cash equivalents and restricted cash during the period	(12,619)	(4,228)
Cash, cash equivalents and restricted cash, beginning of period	143,093	76,928

Cash, cash equivalents and restricted cash, end of period	$130,474	$72,700

Supplemental disclosure of non-cash investing and financing activities:
Offering costs unpaid at period-end	255	-
Purchases of property and equipment unpaid at period-end	405	-
Operating lease liabilities arising from obtaining ROU asset	9,614	515

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	NUMBER	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances, December 31, 2019	37,996,849	$-	$441,216	$(299,529)	$141,687
Options exercised	376,311	-	3,392	-	3,392
Restricted stock units vested	13,000	-	-	-	-
Stock-based compensation	-	-	683	-	683
Net loss	-	-	-	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$-	$445,291	$(308,171)	$137,120
Options exercised	98,882	-	303	-	303
Restricted stock units vested	1,500	-	-	-	-
Stock-based compensation	-	-	1,022	-	1,022
Net loss	-	-	-	(9,746)	(9,746)
Balances, June 30, 2020	38,486,542	$-	$446,616	$(317,917)	$128,699

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS'
	NUMBER	AMOUNT	CAPITAL	DEFICIT	EQUITY
Balances, December 31, 2018	23,537,368	$-	$302,759	$(230,087)	$72,672
Stock-based compensation	-	-	1,078	-	1,078
Net loss	-	-	-	(2,208)	(2,208)
Balances, March 31, 2019	23,537,368	$-	$303,837	$(232,295)	$71,542
Stock-based compensation	-	-	788	-	788
Net loss	-	-	-	(1)	(1)
Balances, June 30, 2019	23,537,368	$-	$304,625	$(232,296)	$72,329

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2020, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

(b) Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, leases, amortization and depreciation of property, plant and equipment and intangible assets, and pre-clinical and other accruals. Actual results could differ from those estimates.

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

For leases of office space with a lease term 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.

For leases of office space, the Company has elected to not separate the lease components from the non-lease components.

(d) Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

At June 30, 2020, and December 31, 2019, the Company had $110.1 million and $40.0 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange.

(e) Earnings (loss) per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents such as outstanding stock options and unvested restricted stock units are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants of 10,925,481 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time for a nominal cash consideration.

(f) Recently issued and recently adopted accounting standards

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

In August 2018, FASB issued “ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.

3. Cash, cash equivalents and restricted cash

Restricted cash, included in other assets in the condensed consolidated balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$129,596	$143,093
Restricted cash	878	-
Total cash, cash equivalents, and restricted cash	$130,474	$143,093

4. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.

During the six months ended June 30, 2020, the Company entered into a new lease agreement for approximately 33,300 square feet of office space in Seattle, Washington, for the Company’s future principal executive offices, a laboratory for research and development and related uses (the “New Seattle Lease”). The lease commenced on January 15, 2020 and rent obligations are scheduled to commence on December 1, 2020. The lease expires on December 1, 2028, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of $8.0 million, which is included in the base rent, and an optional additional tenant improvement allowance with a maximum amount of $1.5 million, which will result, if elected, in additional rent amortized over the term of the lease. As of June 30, 2020, there was a tenant improvement allowance receivable of $0.2 million recorded in other current assets related to build-out costs incurred by the Company which are reimbursable by the landlord. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit in accordance with the terms of the lease.

The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s principal executive offices, a laboratory for research and development and related uses. Under the original terms of the agreement, the lease was to expire on October 31, 2021, unless terminated earlier. In June 2020, the Company executed an amendment to this lease pursuant to which the Company has the option to terminate the lease at any point subsequent to November 1, 2020 with 45 days advance written notice. The Company determined that it is not reasonably certain to not exercise this termination option after December 15, 2020. As a result, the Company accounted for the amendment as a modification to reduce the existing lease term and recorded a reduction to the lease liability and related right-of-use asset of $0.3 million.

The Company has a lease agreement for approximately 10,946 square feet of office space in Vancouver, Canada, which commenced on November 1, 2016 and expires October 31, 2021, with the option to extend the lease to October 31, 2026. In addition to the basic rent, the Company is obligated to pay for taxes, operating costs, utilities and other amounts.  On June 30, 2020, the Company entered into a Lease Amendment Agreement.  Under the amended agreement, the lease term expired on June 30, 2020, and the Company paid an early termination fee of $0.5 million. The Company accounted for the lease amendment as a lease termination which resulted in an extinguishment of the lease liability and the write-off of the related right-of-use asset. After incurring additional expenses included in the termination fee, the Company recognized a loss of $0.3 million on the termination of the lease, which was recorded in general and administrative expenses. In addition, the Company wrote-off leasehold improvements and other property and equipment associated with the lease and incurred a loss on disposal of $0.2 million.

As of June 30, 2020, and December 31, 2019, the Company’s operating lease right-of-use assets were $9.6 million and $0.8 million, respectively.  As of June 30, 2020, and December 31, 2019, the Company’s finance lease right-of-use assets were $0.3 million and $0.3 million, respectively.

5. Stock-based compensation

Stock-based compensation expense is classified in the condensed consolidated statement of operations as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Research and development expenses	$346	$-	$629	$80
General and administrative expenses	676	788	1,076	1,786
Total stock-based compensation expense	$1,022	$788	$1,705	$1,866

Total unrecognized compensation cost for all stock-based compensation plans was $12.6 million as of June 30, 2020. This cost is expected to be recognized over a weighted average remaining vesting period of 3.06 years.

The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Expected volatility	93.61%	NA	92.09%	NA
Expected dividends	0%	NA	0%	NA
Expected terms (years)	5.82	NA	5.91	NA
Risk free rate	0.41%	NA	0.56%	NA

(a) Stock options

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2020 is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Outstanding at December 31, 2019	5,840,538	$5.11	7.72	$45,037
Options granted	711,700	10.58
Options exercised	(475,193)	7.79
Options forfeited	(463,708)	15.83
Outstanding at June 30, 2020	5,613,337	$4.69	8.65	$66,953
Exercisable as of June 30, 2020	983,334	$7.66	5.76	$8,861

During the six months ended June 30, 2020, the Company granted stock options to purchase 536,700 shares of common stock to employees and 175,000 shares to non-employee directors. The stock options granted to employees have an exercise price per share ranging from $6.44 to $13.58. The stock options granted to non-employee directors during the six months ended June 30, 2020 have an exercise price per share ranging from $12.84 and $13.58.

(b) Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2020 is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Non-vested at December 31, 2019	72,000	$3.47
Restricted stock units granted	75,000	6.44
Restricted stock units vested	(14,500)	3.47
Restricted stock units forfeited	(1,500)	3.47
Non-vested at June 30, 2020	131,000	$5.17

During the six months ended June 30, 2020, the Company granted 75,000 restricted stock units to employees with a grant date fair value per share of $6.44.

(c) Employee stock purchase plan

The Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”) was adopted by the Company’s Board of Directors in March 2020 and approved by the Company’s stockholders in May 2020. A total of 759,936 shares of common stock have been reserved for issuance under the 2020 ESPP.

Subject to share and dollar limits as described in the plan, the 2020 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s shares of common stock at the lower of 85% of the closing price of the Company’s common stock on the first trading day of the offering period or 85% of the closing price of the Company’s common stock on the last trading day of the offering period. There are two six-month offering periods during each fiscal year, ending on May 15 and November 15.  The first offering period commenced on May 16, 2020.

6. Restructuring

In July 2018, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the June 27, 2018 announcement that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Company has halted all further development activities with rosiptor. In 2018 and 2019, the Company incurred and paid aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, California, severance payments and other employee-related costs. During the second quarter of 2019, the Company revised its original estimate of aggregate restructuring charges lower by $2.0 million based upon updated information from its vendors related to a completed project. There were no amounts accrued as of June 30, 2020 or December 31, 2019.

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. In 2019, the Company incurred and paid aggregate restructuring charges of $1.6 million related to severance payments and other employee-related costs.  There were no amounts accrued as of June 30, 2020.

For the three and six months ended June 30, 2020, the Company incurred and paid an immaterial amount of restructuring charges. For the three months ended June 30, 2019, restructuring recoveries of $2.0 million were recorded in research and development expenses and restructuring costs of $0.2 million in general and administrative expenses. For the six months ended June 30, 2019, restructuring recoveries of $1.9 million were recorded in research and development expenses and restructuring costs of $0.4 million in general and administrative expenses.

7. Earnings (loss) per share

The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Outstanding stock options	5,613,337	2,631,097	5,613,337	2,631,097
Restricted stock units	131,000	-	131,000	-
Shares issuable under 2020 ESPP	18,011	-	18,011	-
	5,762,348	2,631,097	5,762,348	2,631,097

8. 401(k) plan

In May 2020, the Company established a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits.  The Company makes matching cash contributions up to a pre-defined annual maximum contribution per employee per year.  During the three and six months ended June 30, 2020, the Company’s total expense for the matching contributions was immaterial.

9. Subsequent events

On July 7, 2020, the Company completed an underwritten public offering of 3,262,471 shares of its common stock at a price of $15.25 per share and pre-funded warrants to purchase 1,737,529 shares of its common stock at a price of $15.249999 per pre-funded warrant.  The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.000001 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $4.9 million, were $71.4 million.

On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc. (“Aquinox Canada”) to an unrelated third party for cash consideration of $8.2 million. On June 30, 2020, substantially all Aquinox Canada’s remaining property and equipment was disposed of and the lease of Aquinox Canada’s office in Vancouver, Canada, was terminated (see Note 4).  As of the date of sale, Aquinox Canada’s main remaining asset was intellectual property, which had no book value. The sale of Aquinox Canada will trigger a significant capital loss carryforward for tax purposes. However, the deferred tax asset related to the capital loss carryforward will be subject to a full valuation allowance as the Company has determined that it is more likely than not that the benefit of the loss will not be realized.

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

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors, including, among other things, impacts on our business due to health pandemics or other contagious outbreaks, such as the current COVID-19 pandemic. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this quarterly report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Existing protein engineering treatments generally involve the modification of native proteins. With our proprietary platform we design completely new protein structures from the ground up, capable of demonstrating specifically desired biological properties. Through this method we are able to produce proteins that, while resembling native proteins,  may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins  in order to deliver greater therapeutic benefit. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.

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

NL-201

Our lead product candidate, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while maintaining high-affinity binding to the beta and gamma subunits. The protein portion of NL-201 was subsequently modified via site-specific covalent conjugation to a poly(ethylene glycol), or PEG, molecule with the goal of extending its blood half-life. In samples of isolated human immune cells, NL-201 was shown to be a more selective stimulator of CD8+ T cells and NK, or natural killer, cells versus regulatory T cells, as compared with IL-2. NL-201 significantly increases the ratio of CD8+ T cells to regulatory T cells within the tumor microenvironment and demonstrates significant tumor growth inhibition across multiple preclinical murine tumor models. When compared to the checkpoint inhibitors PD-1 and PD-L1 in the syngeneic CT26 colon cancer model, NL-201 treatment produced greater tumor growth inhibition. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates. This included completion of GLP in-life dosing with no unexpected toxicities observed. In addition, NL-201 induced a detectable immunogenic response in only 4 of 26 non-human primates after repeated weekly doses. When present, anti-drug antibodies, or ADAs, appear to be of low or intermediate titer and did not appreciably alter lymphocyte proliferation compared to that of ADA-negative animals. These results suggest that ADAs did not significantly impact the activity of NL-201. Furthermore, ADA-positive non-human primates did not experience differences in adverse effects or tolerability compared to ADA-negative animals. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogenic cell therapy to expand and maintain populations of transplanted CAR-T and NK cells.

For our initial clinical development plan, we expect to administer NL-201 as monotherapy by intravenous injection in patients with a variety of relapsed and refractory solid tumors. Dosage and escalation schedules will be determined by evaluation of safety, tolerability, pharmacokinetics, and pharmacodynamic measures to achieve the optimal regimen for outpatient administration. Multiple schedules may be tested during Phase 1. Subsequently, we expect that expansion cohorts will be enrolled using tumor-specific inclusion/exclusion criteria to evaluate both safety and antitumor activity in more uniform patient populations. If the clinical data are considered promising, additional trials will be initiated, which may include combination regimens and trials with registrational intent.

We remain focused on our efforts to support an Investigational New Drug, or IND, application for our lead therapeutic, NL-201, and are working with key vendors to assess any potential impacts to these efforts due to the COVID-19 pandemic. At this time, we do not expect a delay in our development plans but acknowledge the potential exists for our timing to be impacted. Further, we are evaluating the potential for geographic diversity of clinical trial sites to minimize regional and/or seasonal effects of COVID-19 recurrences.

On July 7, 2020, a patent issued in the United States in one of the patent families we license with claims encompassing our NL-201 product candidate.  This patent will expire in 2039, absent any patent term extension. There are also additional pending U.S. patent applications in that licensed patent family that may give rise to new patents.

Research Programs

Beyond our initial focus on NL-201, our research team is working on further applying de novo protein design principles to develop therapeutics to address significant unmet medical needs, including but not limited to therapeutic areas such as immuno-oncology, inflammation, and autoimmunity. Our research is powered by the Neoleukin platform, our computational framework for developing highly selective, hyper-stable de novo immunomodulatory proteins. In addition to NL-201, we are developing targeted and conditionally active IL-2/IL-15 mimetics, as well as cytokine mimetic programs for other oncology targets. Our research team is also actively applying the Neoleukin platform to generate de novo receptor agonist and antagonist candidates against multiple targets of interest for inflammatory and autoimmune indications. As we validate additional candidates, they will enter our preclinical pipeline. Finally, due to the COVID-19 public health emergency, we have been investigating the application of our de novo protein technology to prevent or treat SARS-CoV2 infection. To date, we have created a candidate de novo protein that can bind and block the virus in vitro, and we are currently evaluating the possibility of advancing this molecule to clinic.

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

Based upon our current operating plan, and following the completion of our July offering, we believe our cash-on-hand will be sufficient to fund operations into 2023.

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

As of March 9, 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Business-critical research and development work has continued, adhering to guidelines to ensure employee safety. We continually assess our work policies and monitor guidance from the state and the U.S. Centers for Disease Control and Prevention, or the CDC, in order to determine any changes to current work practices.

Results of Operations

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2020	2019	Change	2020	2019	Change
Research and development	$4,843	$(1,995)	$6,838	$10,341	$(1,891)	$12,232
General and administrative	4,926	2,423	2,503	8,499	4,978	3,521
	$9,769	$428	$9,341	$18,840	$3,087	$15,753

Research and Development Expenses

Research and development expenses consists primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, lab supplies, testing services and manufacturing costs.

For the three and six months ended June 30, 2020, research and development expenses were $4.8 million and $10.3 million, respectively, compared to credits to our research and development expenses of $2.0 million and $1.9 million for the three and six months ended June 30, 2019, respectively.  The credits were a result of reductions to accrued research and development expenses following confirmation by vendors that final costs were less than contracted. The increase in research and development expenses during the three and six months ended June 30, 2020 was due to increased expenses incurred from IND-enabling activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies compared to lower research and development costs during the three and six months ended June 30, 2019 as a result of the suspension of all research and development activities with rosiptor in June 2018.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three and six months ended June 30, 2020, general and administrative expenses were $4.9 million and $8.5 million, respectively, compared to $2.4 million and $5.0 million for the three and six months ended June 30, 2019, respectively.  The increase in general and administrative expenses during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to the increase in personnel related costs and professional service fees as we grew our operations after the merger, along with one-time costs related to the termination of our Vancouver, Canada office lease, compared to lower personnel and overhead costs as a result of the restructurings in the second half of 2018.

Other income, net

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2020	2019	Change	2020	2019	Change
Interest income	$47	$436	$(389)	$480	$886	$(406)
Foreign exchange gains/(losses)	(5)	(9)	4	11	(7)	18
Other expenses	(19)	-	(19)	(39)	(1)	(38)
Total other income, net	$23	$427	$(404)	$452	$878	$(426)

Interest income during the three and six months ended June 30, 2020 decreased compared to the same period in 2019 due to a decrease in interest rates partially offset by higher cash and investment balances for the three and six months ended June 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $15.2 million and $4.2 million of cash flows during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $317.9 million, working capital of $124.7 million and cash and cash equivalents of $129.6 million. On July 7, 2020, we completed an underwritten public offering of our common stock and pre-funded warrants resulting in aggregate net proceeds, net of underwriting discounts and commissions and offering costs of approximately $4.9 million, totaling $71.4 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(15,234)	$(4,226)
Investing activities	(1,079)	-
Financing activities	3,691	(4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3	2
Net change in cash, cash equivalents and restricted cash	$(12,619)	$(4,228)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2020 increased significantly compared to the six months ended June 30, 2019 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, compared to a reduction in costs in the six months ended June 30, 2019 due to the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was primarily the result of the acquisition of laboratory and computer equipment. For the six months ended June 30, 2019 there was no net cash used in investing activities as the Company had no acquisitions of laboratory or computer equipment or other investing activities.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2020, net cash provided by financing activities of $3.7 million consisted of proceeds from the exercise of stock options. For the six months ended June 30, 2019, net cash used in financing activities was the result of the payment of finance lease liabilities.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2020, we had approximately $129.6 million in cash and cash equivalents. Subsequently, on July 7, 2020, we completed an underwritten public offering of our common stock and pre-funded warrants resulting in aggregate net proceeds, net of underwriting discounts and commissions and offering costs of approximately $4.9 million, totaling $71.4 million. Based on our current business plans, we believe that the net proceeds from this offering, together with our existing cash and cash equivalents will be sufficient to fund our planned operations into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

•	the number and characteristics of any future product candidates we develop or may acquire;
•	the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;
•	the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;
•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;
•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	any product liability or other lawsuits related to our products;
•	the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic;
•	the expenses needed to attract and retain skilled personnel; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2020.

Recent Accounting Pronouncements

See Note 2(g), Recently issued and recently adopted accounting standards in the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the six months ended June 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2020, we had cash equivalent holdings in U.S. government money market funds of $110.1 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of June 30, 2020.

Foreign Currency Risk

Our exposure to foreign currency risk relates primarily to our Canadian operations, including payments we make to vendors and suppliers. We currently do not hedge against foreign currency risk. If the Canadian dollar strengthens against the U.S. dollar, it could result in higher expenditures and have a negative impact on our financial results. We also maintain bank balances in foreign currencies such as the Canadian dollar and the Euro. If these foreign currencies decline against the U.S. dollar, it could have a negative impact on our financial positions.  For the three and six months ended June 30, 2020 and 2019, foreign exchange gain (losses) were insignificant as the impact of changes in foreign exchange rates on our foreign currency portfolio was offset by its impact on our foreign currency liabilities.

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

Changes in internal control over financial reporting. We have completed the transition of accounting and financial reporting operations from our Vancouver, British Columbia office to our new headquarters in Seattle, Washington. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the three and six months ended June 30, 2020 and will evaluate the operating effectiveness of related controls during subsequent periods. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2020, we had approximately $129.6 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the timing, cost and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;
•	the timing and amount of milestone and other payments we may receive or make under our collaboration agreements;
•	our ability to maintain our current licenses and to establish new collaboration arrangements;
•	the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•	the costs of manufacturing our product candidates by third parties;
•	the cost of regulatory submissions and timing of regulatory approvals;

•	the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic;
•	the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•	our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates.

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

We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the six-month period ended June 30, 2020, we reported a net loss of $18.4 million.  For the years ended December 31, 2019 and 2018, we reported a net loss of $69.4 million and $31.6 million, respectively. As of June 30, 2020, we had an accumulated deficit since inception of $317.9 million.

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

We will require additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of future product candidates.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. We designed NL-201 to mimic the therapeutic activity of the cytokine interleukin-

2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity caused by the preferential binding of native IL-2 and native IL-15 to non-target cells. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such neurotoxicity and cytokine release syndrome.

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

All of our product candidates are in preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the success of later-stage clinical trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.

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

Our lead product candidate, NL-201, is under development for the treatment of advanced solid tumors, including melanoma and renal cell carcinoma. If approved, it would face competition from approved advanced melanoma and renal cell carcinoma treatments, including multiple checkpoint inhibitors, tyrosine kinase inhibitors, VEGF inhibitors, recombinant human IL-2, and several chemotherapy drugs or combinations. Further, we are aware of several IL-2 or IL-15 agonists in various stages of clinical and preclinical development. Nektar Therapeutics, Inc. has a modified IL-2 molecule in Phase III clinical trials. ImmunityBio (formerly Altor BioScience Corporation) has a modified IL-15 molecule in Phase II clinical trials. Alkermes plc, Novartis International AG, Sanofi (formerly Synthorx), Cue Biopharma, Inc., Philogen S.p.A. and Roche AG have disclosed Phase I and/or II clinical trials involving modified IL-2 or IL-15 molecules, and we are aware of IL-2 or IL-15 programs in preclinical studies at Medicenna Therapeutics Corp, Pivotal BioSciences Inc., BioNTech SE, Xencor Inc. and Ascendis Pharma A/S. Furthermore, several large pharmaceutical companies have disclosed preclinical investments in this field, including AstraZeneca plc, Bristol-Myers Squibb, Roche AG, and Celgene Corporation.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:

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

We have approximately 50 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Number	Description
10.1	First Amendment, dated June 18, 2020, to Lease Agreement, dated September 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC.

10.2	Forms of Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice for Registrant’s 2014 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: August 12, 2020	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2020	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)