Form 10-Q
period 2020-09-30
Neoleukin Therapeutics, Inc.
filed 2020-11-09
CIK 1404644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 41,894,382 shares of the registrant’s common stock outstanding.

Neoleukin Therapeutics, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

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

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated balance sheets

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$201,150	$143,093
Other current assets	5,439	503
Total current assets	206,589	143,596

Property and equipment, net	3,303	2,060
Operating lease right-of-use assets	10,398	770
Intangible asset, net	403	567
Other non-current assets	997	30
Total assets	$221,690	$147,023

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,522	$4,125
Operating lease liabilities	321	556
Finance lease liabilities	49	62
Total current liabilities	9,892	4,743

Non-current operating lease liabilities	11,350	447
Non-current finance lease liabilities	108	146
Total liabilities	21,350	5,336

Stockholders’ equity
Share capital:
Common stock - $0.000001 par value - authorized, 100,000,000 as of September 30, 2020 and December 31, 2019; issued and outstanding, 41,876,590 as of September 30, 2020 and 37,996,849 as of December 31, 2019.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of September 30, 2020 and December 31, 2019; nil issued and outstanding as of September 30, 2020 and December 31, 2019.	—	—
Additional paid-in capital	520,506	441,216
Accumulated deficit	(320,166)	(299,529)
Total stockholders’ equity	200,340	141,687
Total liabilities and stockholders’ equity	$221,690	$147,023

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of operations

(Unaudited)

(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating loss
Research and development	$6,216	$1,420	$16,557	$(471)
Acquired in-process research and development	—	47,716	—	47,716
General and administrative	3,860	10,380	12,359	15,358
Gain on sale of Aquinox Canada	(7,826)	—	(7,826)	—
Total operating loss	2,250	59,516	21,090	62,603
Other income, net	1	384	453	1,262
Net loss	$(2,249)	$(59,132)	$(20,637)	$(61,341)
Net loss per common stock – basic and diluted	$(0.04)	$(2.26)	$(0.41)	$(2.51)
Basic and diluted weighted average common shares outstanding	54,121,676	26,185,839	50,896,014	24,429,893

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of cash flows

(Unaudited)

(In thousands of U.S. dollars)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(20,637)	$(61,341)
Adjustments to reconcile net cash used in operating activities:
Stock-based compensation	3,393	7,017
Acquired in-process research and development	—	47,716
Depreciation and amortization	578	180
Loss on disposal of property and equipment	180	—
Amortization of operating lease right-of-use assets	784	76
Write-off of right-of-use asset upon lease termination	113	—
Unrealized foreign exchange loss	—	20
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(5,026)	(453)
Accounts payable and accrued liabilities	5,125	(3,828)
Operating lease right-of-use assets	(169)	—
Operating lease liabilities	313	(145)
Net cash used in operating activities	(15,346)	(10,758)

Investing activities
Acquisition of Former Neoleukin, net of cash acquired	—	191
Purchase of property and equipment	(1,566)	(97)
Net cash provided by (used in) investing activities	(1,566)	94

Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of commissions of $4.6 million	71,675	—
Payment of offering costs	(355)	—
Proceeds from exercise of stock options	4,576	40
Payment on finance lease obligations	(49)	(7)
Net cash provided by financing activities	75,847	33

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	9
Net change in cash, cash equivalents and restricted cash during the period	58,935	(10,622)
Cash, cash equivalents and restricted cash, beginning of period	143,093	76,928

Cash, cash equivalents and restricted cash, end of period	$202,028	$66,306

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment unpaid at period-end	271	—
Operating lease liabilities arising from obtaining ROU asset	10,618	515

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Common Stock		Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	37,996,849	$—	—	$—	$441,216	$(299,529)	$141,687
Options exercised	376,311	—	—	—	3,392	—	3,392
Restricted stock units vested	13,000	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	683	—	683
Net loss	—	—	—	—	—	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$—	—	$—	$445,291	$(308,171)	$137,120
Options exercised	98,882	—	—	—	303	—	303
Restricted stock units vested	1,500	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,022	—	1,022
Net loss	—	—	—	—	—	(9,746)	(9,746)
Balances, June 30, 2020	38,486,542	$—	—	$—	$446,616	$(317,917)	$128,699
Issuance of common stock and pre-funded warrants, net of commissions and offering expenses	3,262,471	—	—	—	71,320	—	71,320
Options exercised	106,077	—	—	—	882	—	882
Restricted stock units vested	21,500	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,688	—	1,688
Net loss	—	—	—	—	—	(2,249)	(2,249)
Balances, September 30, 2020	41,876,590	$—	—	$—	$520,506	$(320,166)	$200,340

The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.

Condensed consolidated statements of stockholders’ equity

(Unaudited)

(In thousands of U.S. dollars, except share amounts)

	Common Stock		Non-Voting Convertible Preferred Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2018	23,537,368	$—	—	$—	$302,759	$(230,087)	$72,672
Stock-based compensation	—	—	—	—	1,078	—	1,078
Net loss	—	—	—	—	—	(2,208)	(2,208)
Balances, March 31, 2019	23,537,368	$—	—	$—	$303,837	$(232,295)	$71,542
Stock-based compensation	—	—	—	—	788	—	788
Net loss	—	—	—	—	—	(1)	(1)
Balances, June 30, 2019	23,537,368	$—	—	$—	$304,625	$(232,296)	$72,329
Issuance of common stock for Former Neoleukin common stock	4,589,771	—	—	—	15,055	—	15,055
Issuance of convertible preferred stock for Former Neoleukin common stock	—		101,927		33,432		33,432
Options exercised	13,104	—	—	—	40		40
Stock-based compensation	—	—	—	—	5,151	—	5,151
Net loss	—	—	—	—	—	(59,132)	(59,132)
Balances, September 30, 2019	28,140,243	$—	101,927	$—	$358,303	$(291,428)	$66,875

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

In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.

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

(c) Reclassification

The Company reclassified prior year amortization of operating lease right-of-use assets, depreciation and amortization, and changes in operating lease liabilities in the condensed consolidated statements of cash flows to conform to current year presentation. This reclassification had no effect on net cash used in operating activities.

(d) Leases

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

(e) Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.

At September 30, 2020, and December 31, 2019, the Company had $108.3 million and $40.0 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange.

(f) Earnings (loss) per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents such as outstanding stock options and unvested restricted stock units are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants of 12,663,010 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time for a nominal cash consideration.

(g) Asset acquisitions

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

(h) Recently issued and recently adopted accounting standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. The Company has incurred net losses since its inception and maintains a full valuation allowance on the net deferred tax assets. As such, the Company does not expect the adoption of this standard to have a material impact on the financial condition, results of operations and cash flows, or financial statement disclosures.

In August 2018, the FASB issued “ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.

3. Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc.

On August 8, 2019, Aquinox Pharmaceuticals, Inc. (“Aquinox”) and Neoleukin Therapeutics, Inc. (“Former Neoleukin”) completed a transaction pursuant to the Agreement and Plan of Merger dated August 5, 2019. Former Neoleukin became a wholly owned subsidiary of Aquinox and Aquinox subsequently changed its name to Neoleukin Therapeutics, Inc. All of the outstanding shares of common stock of the Former Neoleukin were exchanged for 4,589,771 shares of common stock of the Company and 101,927 shares of non-voting convertible preferred stock of the Company.

The total consideration paid was $51.6 million and consists of:

(in thousands)
Fair value of 4,589,771 shares of Aquinox common stock	$15,054
Fair value of 101,927 shares of Aquinox convertible preferred stock	33,432
Cash consideration for fractional shares	5
Transaction costs	3,087
Total consideration	$51,578

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$201,150	$143,093
Restricted cash	878	—
Total cash, cash equivalents, and restricted cash	$202,028	$143,093

5. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.

The Company has a lease agreement for approximately 33,300 square feet of office space in Seattle, Washington, for the Company’s future principal executive offices, a laboratory for research and development and related uses. In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit in accordance with the terms of the lease. The lease commenced on January 15, 2020 and rent obligations are scheduled to commence on December 1, 2020. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. The lease expires on December 1, 2028, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of $8.0 million, which is included in the base rent, and an optional additional tenant improvement allowance with a maximum amount of $1.5 million, which will result, if elected, in additional rent expense recognized over the term of the lease. In September 2020, the Company elected to utilize this additional tenant improvement allowance. This resulted in a remeasurement of the lease liability due to an increase in lease payments over the term of the lease. The Company recorded an increase to the lease liability and related right-of-use asset of $1.0 million. As of September 30, 2020, there was a tenant improvement allowance receivable of $4.2 million recorded in other current assets related to reimbursable build-out costs incurred by the Company, of which $3.9 million were unpaid and recorded in accounts payable and accrued liabilities in the condensed consolidated balance sheet. In November 2020, the Company executed an amendment to this lease that extends the scheduled rent commencement date to February 1, 2021 and the base term expiration to February 1, 2029. The amendment will not have an impact on total fixed lease payments over the base term. In addition, the amendment did not impact the associated operating lease liability or right-of-use asset as of September 30, 2020, as the event did not exist at, and arose subsequent to, September 30, 2020.

The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s principal executive offices, a laboratory for research and development and related uses. In June 2020, the Company executed an amendment to this lease pursuant to which the Company has the option to terminate the lease, without penalty, at any point subsequent to November 1, 2020 with 45 days advance written notice. The Company determined that it is not reasonably certain to not exercise this termination option after December 15, 2020.

On June 30, 2020, the Company terminated its lease agreement for 10,946 square feet of office space in Vancouver, Canada. The lease termination resulted in an extinguishment of the lease liability and the write-off of the related right-of-use asset. After incurring additional expenses included in the termination fee of $0.5 million, the Company recognized a loss of $0.3 million on the termination of the lease, which was recorded in general and administrative expenses in June 2020. In addition, the Company wrote-off leasehold improvements and other property and equipment associated with the lease and incurred a loss on disposal of $0.2 million in June 2020.

As of September 30, 2020, and December 31, 2019, the Company’s operating lease right-of-use assets were $10.4 million and $0.8 million, respectively.  As of September 30, 2020, and December 31, 2019, the Company’s finance lease right-of-use assets were $0.2 million and $0.3 million, respectively.

6. Equity

(a) Offering of common stock and pre-funded warrants

On July 7, 2020, the Company completed an underwritten public offering of 3,262,471 shares of its common stock at a price of $15.25 per share and pre-funded warrants to purchase 1,737,529 shares of its common stock at a price of $15.249999 per pre-funded warrant.  The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.000001 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts and commissions and offering costs of approximately $4.9 million, were $71.3 million.

(b) Stock-based compensation expense

Stock-based compensation expense is classified in the condensed consolidated statement of operations as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$571	$98	$1,200	$178
General and administrative expenses	1,117	5,053	2,193	6,839
Total stock-based compensation expense	$1,688	$5,151	$3,393	$7,017

Total unrecognized compensation cost for all stock-based compensation plans was $23.6 million as of September 30, 2020. This cost is expected to be recognized over a weighted average remaining vesting period of 3.31 years.

The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility	94.84%	90.00%	93.86%	90.00%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.07	6.00	6.02	6.00
Risk free rate	0.34%	1.44%	0.42%	1.44%

(c) Stock options

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	5,840,538	$5.11	7.72	$45,037
Options granted	2,006,000	11.52
Options exercised	(581,270)	7.88
Options cancelled/forfeited	(497,338)	15.65
Outstanding at September 30, 2020	6,767,930	$5.99	8.70	$42,143
Exercisable as of September 30, 2020	1,840,302	$5.11	7.20	$13,694

During the nine months ended September 30, 2020, the Company granted stock options to purchase 1,781,000 shares of common stock to employees and 225,000 shares to non-employee directors. The stock options granted to employees have an exercise price per share ranging from $6.44 to $17.01. The stock options granted to non-employee directors during the nine months ended September 30, 2020 have an exercise price per share ranging from $12.25 and $13.58.

(d) Restricted stock units

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	72,000	$3.47
Restricted stock units granted	152,000	9.26
Restricted stock units vested	(36,000)	3.47
Restricted stock units forfeited	(1,500)	3.47
Non-vested at September 30, 2020	186,500	$8.19

(e) Employee stock purchase plan

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

7. Restructuring

In July 2018, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the June 27, 2018 announcement that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Company has halted all further development activities with rosiptor. In 2018 and 2019, the Company incurred and paid aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, California, severance payments and other employee-related costs. During the second quarter of 2019, the Company revised its original estimate of aggregate restructuring charges lower by $2.0 million based upon updated information from its vendors related to a completed project. There were no amounts accrued as of September 30, 2020 or December 31, 2019.

On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. The Company incurred and paid aggregate restructuring charges of $1.6 million related to severance payments and other employee-related costs.  There were no amounts accrued as of September 30, 2020.

For the nine months ended September 30, 2020, the Company incurred and paid an immaterial amount of restructuring charges. For the nine months ended September 30, 2019, restructuring recoveries of $1.9 million were recorded in research and development expenses and restructuring costs of $0.6 million in general and administrative expenses.

8. Earnings (loss) per share

The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Outstanding stock options	6,767,930	6,203,993	6,767,930	6,203,993
Restricted stock units	186,500	72,000	186,500	72,000
Common stock to be issued upon conversion of convertible preferred stock	—	10,192,700	—	10,192,700
Shares issuable under 2020 ESPP	18,011	—	18,011	—
	6,972,441	16,468,693	6,972,441	16,468,693

9. 401(k) plan

In May 2020, the Company established a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits.  The Company makes matching cash contributions up to a pre-defined annual maximum contribution per employee per year.  During the three and nine months ended September 30, 2020, the Company’s total expense for the matching contributions was immaterial.

10. Sale of Aquinox Canada

On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc. (“Aquinox Canada”) to an unrelated third party for cash consideration of $8.2 million. The Company concluded that the sale did not meet the criteria for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As of the date of sale, Aquinox Canada’s remaining assets included intellectual property and other assets developed through past research and development activities, all of which had no book value. The transaction resulted in a net gain on sale of $7.8 million, after deducting $0.4 million in transaction costs, which is recorded as a reduction of operating expenses in the Company’s condensed consolidated statement of operations. The sale of Aquinox Canada will trigger a significant capital loss carryforward for tax purposes. However, the deferred tax asset related to the capital loss carryforward will be subject to a full valuation allowance as the Company has determined that it is more likely than not that the benefit of the loss will not be realized.

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

We commenced operations in Canada in December 2003. Aquinox Pharmaceuticals (Canada) Inc., a corporation formed under the Canada Business Corporations Act, or Aquinox Canada, was a wholly owned subsidiary of Aquinox Pharmaceuticals, Inc., a Delaware corporation formed in May 2007 (“Aquinox”). On August 8, 2019, upon the merger of Aquinox with Neoleukin Therapeutics, Inc., or Former Neoleukin, pursuant to an Agreement and Plan of Merger dated August 5, 2019, Former Neoleukin merged with a wholly owned subsidiary of Aquinox. Upon completion of the transaction, Aquinox was renamed Neoleukin Therapeutics, Inc. We sold all of the issued and outstanding capital stock of Aquinox Canada to an unrelated third party in July 2020.

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

We remain focused on our efforts to submit an Investigational New Drug, or IND, Application for our lead immunotherapy therapeutic candidate, NL-201, during the fourth quarter of 2020. At this time, we do not expect a delay to the submission of our IND due to COVID-19 but acknowledge the potential exists for this timing to be impacted. In addition, we have submitted a Clinical Trial Notification, or CTN, application for NL-201 in Australia.

Other Research Programs

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

Due to the COVID-19 public health emergency, we have been investigating the application of our de novo protein technology to prevent or treat SARS-CoV2 infection.  In November 2020, we announced the publication of our scientific work in the journal Science detailing the creation of CTC-445.2d, or NL-CVX1, a de novo protein decoy that is specifically designed to block infection of SARS-CoV-2, the virus causing the ongoing COVID-19 pandemic. Our findings demonstrated that NL-CVX1 blocks infection of human cells in vitro, even when a high viral burden is used. Furthermore, intranasal administration of NL-CVX1 protected Syrian hamsters from a lethal dose of SARS-CoV-2.  We are currently evaluating the possibility of advancing this molecule to clinical trials in humans.

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

Based upon our current operating plan, we believe our cash-on-hand will be sufficient to fund operations into 2023.

COVID-19 Impact

The COVID-19 pandemic has spread across the globe and continues to impact worldwide economic activity. During this unprecedented time, protecting the health and well-being of our employees and community is a top priority. In addition, we are focused on maintaining continuity of our research, development and business activities while balancing potential impacts from the COVID-19 pandemic.

In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Business-critical research and development work has continued, adhering to guidelines to ensure employee safety. We continually assess our work policies and monitor guidance from the state and the U.S. Centers for Disease Control and Prevention, or the CDC, in order to determine any changes to current work practices.

Results of Operations

Operating Loss

The following table summarizes our operating loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Research and development	$6,216	$1,420	$4,796	$16,557	$(471)	$17,028
Acquired in-process research and development	—	47,716	(47,716)	—	47,716	(47,716)
General and administrative	3,860	10,380	(6,520)	12,359	15,358	(2,999)
Gain on sale of Aquinox Canada	(7,826)	—	(7,826)	(7,826)	—	(7,826)
	$2,250	$59,516	$(57,266)	$21,090	$62,603	$(41,513)

Research and Development Expenses

Research and development expenses consists primarily of testing services, manufacturing costs, personnel related costs (including stock-based compensation and travel expenses), facility-related costs and lab supplies.

For the three and nine months ended September 30, 2020, research and development expenses were $6.2 million and $16.6 million, respectively, compared to $1.4 million and $(0.5) million for the three and nine months ended September 30, 2019, respectively.  The credits in the nine months ended September 30, 2019 were a result of reductions to accrued research and development expenses following confirmation by vendors that final costs were less than contracted. The increase in research and development expenses during the three and nine months ended September 30, 2020 was due to increased expenses incurred from IND-enabling activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies compared to lower research and development costs during the three and nine months ended September 30, 2019 as a result of the suspension of all research and development activities with rosiptor in June 2018.

Acquired in-process research and development

The acquired in-process research and development expense arose from the merger between Aquinox and Former Neoleukin in 2019 and was expensed immediately as management determined that the asset has no alternative future use in accordance with ASC 730.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, public company expenses, professional fees for consulting, legal and accounting services, and restructuring costs.

For the three and nine months ended September 30, 2020, general and administrative expenses were $3.9 million and $12.4 million, respectively, compared to $10.4 million and $15.4 million for the three and nine months ended September 30, 2019, respectively.  The higher general and administrative expenses during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2020 were primarily due to severance costs and the recognition of stock-based compensation expense for certain options that vested as a result of the merger between Aquinox and Former Neoleukin in the three months ended September 30, 2019. The general and administrative expenses for the three and nine months ended September 30, 2020 reflect an increase in personnel related costs, facility-related costs, and professional service fees in the three and nine months ended 2020.

Gain on sale of Aquinox Canada

The gain relates to the sale of Aquinox Canada during the three months ended September 30, 2020. The gain of $7.8 million recognized is the total consideration of $8.2 million, less transaction costs of $0.4 million.

Other income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Interest income	$7	$392	$(385)	$487	$1,278	$(791)
Foreign exchange gains/(losses)	(2)	1	(3)	9	(6)	15
Other expenses	(4)	(9)	5	(43)	(10)	(33)
Total other income, net	$1	$384	$(383)	$453	$1,262	$(809)

Interest income during the three and nine months ended September 30, 2020 decreased compared to the same period in 2019 due to a decrease in interest rates partially offset by higher cash and investment balances for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $15.3 million and $10.8 million of cash flows during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $320.2 million, working capital of $196.7 million and cash and cash equivalents of $201.2 million. On July 7, 2020, we completed an underwritten public offering of our common stock and pre-funded warrants resulting in aggregate net proceeds, net of underwriting discounts and commissions and offering costs of approximately $4.9 million, totaling $71.3 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(15,346)	$(10,758)
Investing activities	(1,566)	94
Financing activities	75,847	33
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	9
Net change in cash, cash equivalents and restricted cash	$58,935	$(10,622)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and partially offset by cash received from the sale of Aquinox Canada, as compared to a reduction in costs in the nine months ended September 30, 2019 due to the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.

Net cash provided by (used in) investing activities

For the nine months ended September 30, 2020, cash used in investing activities consisted primarily of laboratory and computer equipment acquisitions. For the nine months ended September 30, 2019, cash provided by investing activities was the result of cash received in the merger between Aquinox and Former Neoleukin.

Net cash provided by financing activities

For the nine months ended September 30, 2020, net cash provided by financing activities consisted primarily of the proceeds received in our offering of common stock and pre-funded warrants of $71.3 million, net of underwriting discounts and commissions and offering costs. For the nine months ended September 30, 2019, cash provided by financing activities was the result of proceeds from stock option exercises.

Operating and Capital Expenditure Requirements

We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2020, we had approximately $201.2 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8, of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2020.

Recent Accounting Pronouncements

See Note 2(g), Recently issued and recently adopted accounting standards in the Notes to Condensed Consolidated Financial Statements included in Part I Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes there have been no material changes to our quantitative and qualitative disclosures about market risks during the nine months ended September 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC.

Interest rate risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2020, we had cash equivalent holdings in U.S. government money market funds of $108.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, we have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent (100 basis points) to have an immaterial impact in the fair value of our investment portfolio as of September 30, 2020.

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

Changes in internal control over financial reporting. We have completed the transition of accounting and financial reporting operations from our Vancouver, British Columbia office to our new headquarters in Seattle, Washington. We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the three and nine months ended September 30, 2020 and will evaluate the operating effectiveness of related controls during subsequent periods. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property or others.

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We will require substantial additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.

•	We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.
•	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•	We currently have no source of product revenue and may never become profitable.
•

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Our business is heavily dependent on the success of our Neoleukin platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.

•

Our future clinical trials or those of any future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

•	If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•	Our approach to the discovery and development of our therapeutic treatments is based on de novo protein design technology which is unproven and may not result in marketable products.
•

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

•

We rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

•	The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.
•

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

Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2020, we had approximately $201.2 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Our future debt financings, if available, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.

We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the nine-month period ended September 30, 2020, we reported a net loss of $20.6 million.  For the years ended December 31, 2019 and 2018, we reported a net loss of $69.4 million and $31.6 million, respectively. As of September 30, 2020, we had an accumulated deficit since inception of $320.2 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to identify, acquire and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If any of our future product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, undertaking preclinical studies, and, prior to the merger, developing small molecule drug candidates and conducting clinical trials of rosiptor. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

We currently have no source of product revenue and may never become profitable.

To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license, or acquire in the future. Even if we can successfully achieve regulatory approval for any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our future product candidates also depends on several additional factors, including our or any future collaborators’ ability to:

•	complete development activities, including the necessary clinical trials;
•	complete and submit Biologics License Applications, or BLAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;
•	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•	set a commercially viable price for our products;
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

•	find suitable distribution partners to help us market, sell, and distribute our approved products in other markets;
•	obtain coverage and adequate reimbursement from third-party payors, including government and private payors;
•	achieve market acceptance for our products, if any;
•	establish, maintain and protect our intellectual property rights; and
•	attract, hire, and retain qualified personnel.

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

•

the cost to establish, maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

•	the effects of COVID-19 on our business and financial results;
•	the effect of competing technological and market developments;
•	the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and
•

the costs and timing of establishing sales, marketing, distribution, and pharmacovigilance capabilities for any product candidates for which we may receive regulatory approval in territories where we choose to commercialize products on our own.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our business, results of operations, financial condition and cash flows, and future prospects could be materially adversely affected.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. We designed NL-201 to mimic the therapeutic activity of the cytokine interleukin-

2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity caused by the preferential binding of native IL-2 and native IL-15 to cells that co-express the alpha subunit, known as CD25. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such neurotoxicity and cytokine release syndrome.

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

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied product candidates. Because the FDA has no prior experience with de novo proteins as therapeutics, we anticipate that this may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We or any future partners may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our Neoleukin platform and research programs prove to be ineffective, unsafe, or commercially unviable, our Neoleukin Platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

We have never marketed a drug before. If we are able to identify and acquire a product candidate that is ultimately approved for sale but are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue.

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical drug products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. While we do not currently have any product candidates in clinical development, if we were able to identify and establish product candidates and advance them through clinical development, in order to market any products that may ultimately be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biosimilar biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the first licensure date of the reference product licensed under a BLA. The law is complex and some provisions are still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

We may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.

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

•

interruptions of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, productions slowdowns or stoppages and disruptions in delivery systems;

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

We have approximately 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, as amended on October 29, 2020, effective July 24, 2020, we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.

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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 9, 2020	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)