Form 10-K
period 2020-12-31
Neoleukin Therapeutics, Inc.
filed 2021-03-25
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-36327
_________________________
Neoleukin Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	98-0542593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
188 East Blaine Street, Suite 450
Seattle, Washington, 98102
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (866) 245-0312
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001	NLTX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.> 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES
☐    NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $546.0 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. This excludes an aggregate of 5,596,426 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
There were 42,326,033 shares of the registrant’s Common Stock issued and outstanding as of March 22, 2021.
_________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).

NEOLEUKIN THERAPEUTICS, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020
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
Item 1. Business.
Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Existing protein engineering treatments generally involve the modification of native proteins. With our proprietary platform we design completely new protein structures from the ground up, capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to deliver greater therapeutic benefit. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.
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
Neoleukin/Aquinox Merger
On August 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, completed its merger with Aquinox Pharmaceuticals, Inc., or Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019, or the Merger Agreement by and among Aquinox, Former Neoleukin and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox, referred to herein as the Merger. Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and Former Neoleukin was renamed Neoleukin Corporation.
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
Our Strategy
Our business model is focused on three primary goals:
•Develop proprietary de novo protein immunotherapies for the treatment of cancer and inflammatory conditions;
•Become the leader in de novo protein design for therapeutic applications by strengthening our intellectual property and know-how; and
•Collaborate with leading biotechnology, pharmaceutical, and academic partners to expand the scope of our platform.
The key elements of our strategy are:
•Rapidly advance NL-201 to clinical proof-of-concept. NL-201 is our lead product candidate and we believe it will be the first entirely de novo therapeutic protein to be evaluated in a clinical setting. We submitted a Clinical Trial Notification in Australia and an Investigational New Drug (or IND) Application to the FDA in the fourth quarter of 2020. On January 7, 2021, we received a clinical hold letter from the FDA related to the IND. We are currently working to address the FDA's comments related to development of a new assay that more precisely measures the amount of protein being administered and demonstration with this assay that dose and administration procedures will accurately deliver the intended dose, as well as addressing the FDA's other requests not related to the clinical hold.
•Generate preclinical data for additional product candidates. Our research activities are currently focused on the development of novel de novo interleukin receptor agonists and antagonists to expand our pipeline. We are currently optimizing and evaluating several early research projects as potential clinical candidates. We initially intend to develop de novo protein therapeutics to address significant unmet medical needs in oncology, inflammation, and autoimmune indications.
•Expand the capabilities of the Neoleukin platform. De novo protein design is in the early stages of development and has the potential to generate therapeutics to treat a wide range of human diseases. We believe that there will be a rapid evolution in the enabling technology, such that it will be feasible to design more complex and dynamic proteins in the future. We intend to devote a significant amount of resources to building our computational talent and infrastructure in order to position Neoleukin as a leader in the design and development of de novo protein therapeutics.
•Build partnerships to leverage the Neoleukin platform. There is substantial interest in the field of de novo protein design for therapeutic applications. We intend to seek potential partners that can provide additional resources and expertise to further advance our pipeline and broaden our potential targets. We may also strategically pursue one or more collaborations to design, out-license, or co-develop de novo proteins.
NL-201
Our lead product candidate, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while maintaining high-affinity binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in our NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogenic cell therapy to expand and maintain populations of transplanted CAR-T and natural killer, or NK, cells.
IL-2 is one of the few immuno-oncology drugs proven to work as a single agent. IL-2 has a demonstrated mechanism of action for treating tumors; however, it has encountered issues as a therapeutic due to the biased activation of cells that contain CD25. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. Preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, while preferential activation of CD25-expressing regulatory T cells can inhibit anti-cancer immune responses. Due to IL-2’s potential for high toxicity, with vascular leak syndrome and cytokine storm being frequent side effects, and reduced efficacy over time, its use as a therapeutic has been limited. Further, low-dose treatments have generally been insufficient to demonstrate activity.
While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor signaling while eliminating binding to CD25. Instead of modifying native IL-2, computational methods were used to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding in preclinical models. As opposed to traditional recombinant human, or humanized, protein therapeutics, de novo proteins are entirely novel sequences with limited homology to native proteins. While there is a potential that patients may mount an anti-drug immune response against NL-201, we believe that this risk is mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.
Immunotherapy Market Overview
Over the past several decades, the potential of the immune system to control and/or eliminate cancer has been better understood and appreciated. Immunotherapies, including allogenic stem cell transplantation, checkpoint inhibitors, and cellular therapies have led to impressive improvements in patient outcomes. Immunotherapy is one of the fastest growing segments of the oncology market. Immune checkpoint inhibitors are one of the most widely used classes of cancer immunotherapy. Checkpoint inhibitors promote an anti-cancer immune response by blocking inhibitory signals between cancer cells and the immune microenvironment. Patients with metastatic cancers, who previously had uniformly poor prognoses, now have the opportunity to achieve durable responses with checkpoint inhibitors. The initial drug in this class, ipilimumab, was approved in 2011. Since that time, many additional checkpoint inhibitors have been approved. In addition to checkpoint inhibitors, other notable cancer immunotherapies expected to improve cancer outcomes over the next decade include bi-specific T-cell engagers, immune agonists, and cellular therapies.
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
Initial Clinical Development Plan
We submitted our IND in December 2020. On January 7, 2021, we received a clinical hold letter from the U.S. Food and Drug Administration (FDA) related to our Investigational New Drug (IND) Application to begin a Phase 1 clinical program for NL-201. The FDA has informed us that we need to develop a new assay that more precisely measures the amount of protein being administered and demonstrate with this assay that dose and administration procedures will accurately deliver the intended dose of NL-201. The FDA also had additional requests not related to the clinical hold to be addressed by amendment of the IND. We are working diligently to address the FDA’s requests, and currently expect to resolve the clinical hold as well as to begin enrollment of patients in the first half of 2021; however, we do not have a definitive timeline as to when we will have clearance to proceed with clinical trials.

UW License Agreement
On July 8, 2019, Former Neoleukin entered into an Exclusive License Agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted us an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are able to sublicense by us without UW’s consent, subject to certain limited conditions. We assumed the benefits and obligations of the Exclusive License Agreement in connection with the completion of the Merger. The Exclusive License Agreement was amended effective as of July 24, 2020 to, among other things, (i) add a jointly owned patent application directed to de novo cytokine antagonists to the agreement, (ii) specify royalties, milestone payments and sublicense consideration payments payable by Neoleukin for licensed products under certain patent rights related to the jointly owned patent application, (iii) specify the term for achievement of performance milestones for licensed products under certain patents rights related to the jointly owned patent application, and (iv) terminate UW’s right to participate in equity financings.
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
Due to the COVID-19 public health emergency, we have been investigating the application of our de novo protein technology to prevent or treat SARS-CoV2 infection. In November 2020, we announced the publication of our scientific work in the journal Science detailing the creation of CTC-445.2d, or NL-CVX1, a de novo protein decoy that is specifically designed to block infection of SARS-CoV-2, the virus causing the ongoing COVID-19 pandemic. Our findings demonstrated that NL-CVX1 blocks infection of human cells in vitro, even when a high viral burden is used. Furthermore, intranasal administration of NL-CVX1 protected Syrian hamsters from a lethal dose of SARS-CoV-2. We are currently planning a first-in-human trial of NL-CVX1, and will continue to evaluate the program as the SARS-CoV-2 landscape evolves.
Intellectual Property
Our intellectual property strategy is centered around robust protection of our pipeline molecules and enabling technologies. We have licensed rights to patents and patent applications stemming from provisional patent applications that our scientific co-founders authored while they were employees at the University of Washington, or UW. We have also licensed rights to a provisional patent application that we jointly own with UW. These patents and patent applications, as applicable, include disclosure and claims encompassing our NL-201 product candidate, the composition of matter of key molecule families, as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. We have secured an exclusive license from UW to develop and commercialize products covered by these patents and patent applications. For NL-201 and related technology, two U.S. patents have issued and will expire in 2039, absent any patent term adjustments or extensions. Additional patent applications are pending in the United States and world-wide. Any patents that may issue from these patent applications in-licensed from UW are expected to expire in 2039, absent any patent term adjustments or extensions. As our product candidate advances through research and development, we expect to seek to identify and protect new inventions, and have filed applications on new inventions such as methods of administration and combination therapies.
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
Competition
The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. While we believe that our Neoleukin platform and our knowledge, experience, and scientific resources provide us with competitive advantages going forward, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.
The development of next-generation IL-2 or IL-15 agonists for cancer immunotherapy is an area of intense interest within the biotechnology industry. We are aware of several IL-2 or IL-15 agonists in various stages of clinical development, including engineered variants of IL-2 that attempt to improve on aldesleukin’s narrow therapeutic window by inhibiting IL-2’s natural high-affinity interaction with CD25 using traditional protein engineering approaches including steric inhibition and mutagenesis.
Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient, or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the factors determining the success of our programs will be the efficacy, safety, and convenience of our product candidates.
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
The steps required before a new biological product may be marketed in the United States generally include:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practices regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an IRB at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current good clinical practices, or GCPs, to establish the safety and efficacy of the investigational drug product for each targeted indication;
•submission of BLA to the FDA;
•satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate; and
•FDA review and approval of the BLA.
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
Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to access the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as tests of reproductive toxicity and carcinogenicity in animals, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the investigational drug to patients under the supervision of qualified investigators following GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols that detail the parameters to be used in monitoring safety, and the efficacy criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
The clinical investigation of an investigational drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are generally described as follows:
•Phase 1 — Phase 1 includes the initial introduction of an investigational drug into humans. Phase 1 clinical trials may be conducted in patients with the target disease or condition or healthy volunteers. These trials are designed to evaluate the safety, metabolism, pharmacokinetics and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the investigational product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of Phase 2 clinical trials.
•Phase 2 — Phase 2 includes controlled clinical trials conducted to evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population.
•Phase 3 — Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained, and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.
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
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect the sponsor and one or more clinical sites to assure compliance with GCPs. After the FDA evaluates the BLA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, time or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. The approval process is lengthy and difficult and notwithstanding the submission of any requested additional information, the FDA ultimately may refuse to approve an BLA if applicable regulatory criteria are not satisfied or if the FDA believes additional clinical data or other data and information are required. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than a company interprets the same data.
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
For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
Australia
Conducting clinical trials for therapeutic drug candidates in Australia is subject to regulation by Australian governmental entities. Approval for inclusion in the Australian Register of Therapeutic Goods, or the ARTG, is required before a pharmaceutical drug product may be marketed in Australia.
Typically, the process of obtaining approval of a new therapeutic drug product for inclusion in the ARTG requires compilation of clinical trial data. Clinical trials conducted using “unapproved therapeutic goods” in Australia, being those which have not yet been evaluated by the Therapeutic Goods Administration, or TGA, for quality, safety and efficacy must occur pursuant to either the Clinical Trial Notification, or CTN, or Clinical Trial Exemption, or CTX, process.
The CTN process broadly involves:
•completion of pre-clinical laboratory and animal testing;
•submission to a Human Research Ethics Committee, or the HREC, of all material relating to the proposed clinical trial, including the trial protocol. The TGA does not review any data relating to the clinical trial;
•the institution or organisation at which the trial will be conducted, referred to as the “Approving Authority” gives the final approval for the conduct of the trial at the site, having due regard to the advice from the HREC; and
•CTN trials cannot commence until the trial has been notified to the TGA.
Under the CTX process:
•a sponsor submits an application to conduct a clinical trial to the TGA for evaluation and comment; and
•a sponsor cannot commence a CTX trial until written advice has been received from the TGA regarding the application and approval for the conduct of the trial has been obtained from an ethics committee and the institution at which the trial will be conducted.
In each case, it is required that:
•adequate and well-controlled clinical trials demonstrate the quality, safety and efficacy of the therapeutic product;
•evidence is compiled which demonstrates that the manufacture of the therapeutic drug product complies with the principles of cGMP;
•manufacturing and clinical data is derived to submit to the Australian Committee on Prescription Medicines, which makes recommendations to the TGA as to whether or not to grant approval to include the therapeutic drug product in the ARTG; and
•an ultimate decision is made by the TGA whether to include the therapeutic drug product in the ARTG.
Pre-clinical studies include laboratory evaluation of the therapeutic drug product as well as animal studies to assess the potential safety and efficacy of the drug. The results of the pre-clinical studies form part of the materials submitted to the investigators HREC in the case of a CTN trial and part of the application to the TGA in the case of a CTX trial.
Clinical trials involve administering the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator. The TGA has developed guidelines for a CTN. Under the CTN process, all material relating to the proposed trial is submitted directly to the HREC of each institution at which the trial is to be conducted. An HREC is an independent review committee set up under guidelines of the Australian National Health and Medical Research Council. The role of an HREC is to ensure the protection of rights, safety and wellbeing of human subjects involved in a clinical trial by, among other things, reviewing, approving and providing continuing review of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. The TGA is formally notified by submission of a CTN application but does not review the safety of the drug or any aspect of the proposed trial. The approving authority of each institution gives the final approval for the conduct of the clinical trial, having due regard to advice from the HREC. Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.
The standards for clinical research in Australia are set by the TGA and the National Health and Medical Research Council, and compliance with GCPs is mandatory. Guidelines, such as those promulgated by the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, are required across all fields, including those related to pharmaceutical quality, nonclinical and clinical data requirements and study designs. The basic requirements for preclinical data to support a first-in- human study under ICH guidelines are applicable in Australia. Requirements related to adverse event reporting in Australia are similar to those required in other major jurisdictions.
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
Among the Affordable Care Act’s provisions of importance to the pharmaceutical industry are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biological products apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of AMP;
•expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts, now 7% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•a requirement to report annually specified financial arrangements with physicians and teaching hospitals, as defined in the Affordable Care Act and its implementing regulations, including reporting information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members;
•a requirement to annually report drug samples that manufacturers and distributors provide to licensed practitioners, pharmacies of hospitals and other healthcare entities; and
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act, or ACA. Since January 2017, President Trump signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA.
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
Human Capital Resources
Employees
As of December 31, 2020, we had 70 employees, of whom 23 hold Ph.D. degrees or M.D. degrees and all of which are full time employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.
Diversity & Inclusion
We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required annual training to preventing, identify, report and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation and advancement at the Company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.
Competitive Pay & Benefits
We strive to provide pay, comprehensive benefits, and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay; comprehensive healthcare benefits package for employees, with family member healthcare benefits; paid leave and paid holidays; family medical leave and flexible work schedules. In addition, we offer every full-time employee the benefit of equity ownership in the company through stock option grants and our employee stock purchase plan. We also sponsor a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits. We make matching cash contributions up to a pre-defined annual maximum contribution per employee per year.
Employee Development & Training
We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to in house development and training sessions. Employees are encouraged to attend scientific, clinical, and technological meetings and conferences and have access to broad resources they need to be successful.
Safety
The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, the Company has provided work-at-home arrangements for employees who are able to do so.
Corporate Information
On August 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, completed its merger with Aquinox Pharmaceuticals, Inc., or Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019, or the Merger Agreement by and among Aquinox, Former Neoleukin and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox, referred to herein as the Merger. Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and Former Neoleukin was renamed Neoleukin Corporation.
On July 31, 2020, we sold all issued and outstanding capital stock of our Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc., to an unrelated third party. On December 31, 2020, Neoleukin Corporation was merged into Neoleukin Therapeutics, Inc. As a result of these transactions, as of December 31, 2020, we have no subsidiaries.
We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission, or SEC. The reports are also available at www.sec.gov. Our website address is www.neoleukin.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated by reference into, this report.
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

Item 1A. Risk Factors.
Summary of Risk Factors
An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:
•We will require substantial additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.
•We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.
•We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We currently have no source of product revenue and may never become profitable.
•Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Our business is heavily dependent on the success of our Neoleukin platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of these product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed. NL-201 is currently the subject of a clinical hold from the FDA, which prevents us from initiating clinical trials of this candidate in the U.S. We are working to respond to the FDA's requests, but do not have a definitive timeline as to when or if we will be able to obtain clearance to proceed.
•Our future clinical trials or those of any future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•Our approach to the discovery and development of our therapeutic treatments is based on de novo protein design technology which is unproven and may not result in marketable products.
•We expect to rely on third parties to conduct certain of our preclinical studies or clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.
•We rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
•The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and planned clinical trials.
•If we are not able to obtain, maintain, and enforce patent protection for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, development and commercialization of our product candidates may be adversely affected.

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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2020, we had approximately $192.6 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•the timing, cost and progress of preclinical and clinical development activities;
•the number and scope of preclinical and clinical programs we decide to pursue;
•the progress of the development efforts of parties with whom we have entered or may in the future enter into collaborations and/or research and development agreements;
•the timing and amount of milestone and other payments we may receive or make under our collaboration agreements;
•our ability to maintain our current licenses and to establish new collaboration arrangements;
•the costs involved in prosecuting and enforcing patent and other intellectual property claims;
•the costs of manufacturing our product candidates by third parties;
•the cost of regulatory submissions and timing of regulatory approvals;
•the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic;
•the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates.

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
We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2020 and 2019, we reported a net loss of $33.3 million and $69.4 million, respectively. As of December 31, 2020, we had an accumulated deficit since inception of $332.8 million.
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
To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license, or acquire in the future. Even if we can successfully achieve regulatory approval for any future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our future product candidates also depends on several additional factors, including our or any future collaborators’ ability to:
•complete development activities, including the necessary clinical trials;

•complete and submit Biologics License Applications, or BLAs, to the U.S. Food and Drug Administration, or FDA, and obtain regulatory approval for indications for which there is a commercial market;
•complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;
•set a commercially viable price for our products;
•establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
•develop a commercial organization capable of sales, marketing and distribution for any products for which we obtain marketing approval and intend to sell ourselves in the markets in which we choose to commercialize on our own;
•find suitable distribution partners to help us market, sell, and distribute our approved products in other markets;
•obtain coverage and adequate reimbursement from third-party payors, including government and private payors;
•achieve market acceptance for our products, if any;
•establish, maintain and protect our intellectual property rights; and
•attract, hire, and retain qualified personnel.
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
If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:
•significantly delay, scale back or discontinue clinical trials related to the development or commercialization of any of our future product candidates or cease operations altogether;
•seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•relinquish, or license on unfavorable terms, our rights to any future product candidates that we otherwise would seek to develop or commercialize ourselves.

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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could spend our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•our ability to identify additional product candidates for development;
•if we in-license or acquire product candidates from third parties, the cost of in-licensing or acquisition;
•the initiation, progress, timing, costs and results of clinical trials for any future product candidates;
•the clinical development plans we establish for any future product candidates;
•the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;
•the number and characteristics of product candidates that we discover, or in-license and develop;
•the outcome, timing and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
•the cost to establish, maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•the effects of COVID-19 on our business and financial results;
•the effect of competing technological and market developments;
•the costs and timing of the implementation of commercial-scale outsourced manufacturing activities; and
•the costs and timing of establishing sales, marketing, distribution, and pharmacovigilance capabilities for any product candidates for which we may receive regulatory approval in territories where we choose to commercialize products on our own.
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
We are in the early stages of our development efforts. We have no products on the market and all of our product candidates, including NL-201, are still in the preclinical or drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. We submitted an Investigational New Drug application, or IND, with respect to NL-201 in December 2020. On January 7, 2021, we received a clinical hold letter from the FDA related to our IND. In the letter, the FDA informed us that we need to develop a new assay that more precisely measures the amount of protein being administered and demonstrate with this assay that dose and administration procedures will accurately deliver the intended dose of NL-201. The FDA also had additional requests not related to the clinical hold to be addressed by amendment of the IND. While we believe that we will be able to develop the requested assay and respond to the FDA's requests, we do not have a definitive timeline as to when or if we will be able to obtain clearance to proceed. In addition, it is possible that the FDA may deny our re-submission or require additional testing before allowing clinical testing in humans. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. If we do not receive regulatory approvals for clinical testing and commercialization of our product candidates, we may not be able to continue our operations.
We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•preclinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects, which could cause us to delay or even abandon clinical testing;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•product-related side effects experienced by patients in our clinical trials or by individuals using drugs or therapeutic biologicals similar to our product candidates;
•our third-party manufacturers’ inability to successfully manufacture our products or to meet regulatory specifications;
•inability of any third-party contract manufacturer to scale up manufacturing of our product candidates and those of our collaborators to supply the needs of clinical trials or commercial sales;
•delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA, the European Medicines Agency, or EMA, or other applicable regulatory authorities regarding the scope or design of our clinical trials;
•delays in enrolling patients in our clinical trials;
•high drop-out rates of our clinical trial patients;
•inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;
•greater than anticipated costs of our clinical trials;
•manufacturing costs, formulation issues, pricing or reimbursement issues or other factors that no longer make a product candidate economically feasible;
•harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;
•failure to demonstrate a benefit-risk profile acceptable to the FDA, EMA or other applicable regulatory authorities;
•unfavorable inspection and review by the FDA, EMA or other applicable regulatory authorities of one or more clinical trial sites or manufacturing facilities used in the testing and manufacture of any of our product candidates;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy, and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of our data by the FDA, EMA or other applicable regulatory authorities.

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
The success of our Neoleukin platform, NL-201, and our other product candidates will depend on many factors, including the following:
•successful completion of necessary preclinical studies to enable the initiation of clinical trials;
•successful enrollment of patients in, and the completion of, our clinical trials;
•obtaining adequate financing to perform the expensive clinical development programs anticipated for approval;

•receiving required regulatory authorizations for the development and approvals for the commercialization of our product candidates;
•establishing and maintaining arrangements with third-party manufacturers;
•obtaining and maintaining patent and trade secret protection and non-patent exclusivity for our product candidates and their components;
•enforcing and defending our intellectual property rights and claims;
•achieving desirable therapeutic properties for our product candidates’ intended indications;
•launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with third parties;
•acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•effectively competing with other therapies, including those that are currently in development; and
•maintaining an acceptable safety profile of our product candidates through clinical trials and following regulatory approval.
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
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. We designed NL-201 to mimic the therapeutic activity of the cytokine interleukin-2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity caused by the preferential binding of native IL-2 and native IL-15 to cells that co-express the alpha subunit, known as CD25. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome.
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
Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, among other things, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any of our products, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product;
•regulatory authorities may require additional warnings on the label of such product;
•we may be required to change the way such a product is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and

•our reputation may suffer.
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
While we have had favorable preclinical study results related to precursors to NL-201, we are still in the early stages of product development of NL-201. Our approach may be unsuccessful in moving NL-201 from preclinical studies into clinical development, discovering additional product candidates, and NL-201 or any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
Commencement of our future clinical trials is subject to finalizing the trial design and receiving approval from the FDA to proceed with clinical testing or similar approval from the FDA, EMA, or comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA, EMA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.
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
We or any collaborators may experience delays in initiating or completing clinical trials or may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize NL-201 or any future product candidates, including:
•we may be unable to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to obtain regulatory authorizations to commence a clinical trial;
•we may experience issues in reaching a consensus with regulatory authorities on trial design;
•regulators or institutional review boards, or IRBs, ethics committees, FDA, EMA or other applicable regulatory authorities, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from trial protocol or drop out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•we may elect to, or regulators, IRBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;

•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
•we may be unable to obtain or manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates; and
•we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate as well as data emerging from other molecules in the same class as our product candidate.
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
Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.
As we expand our operations outside of the United States, we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. We must also comply with U.S. laws applicable to the foreign operations of U.S. businesses and individuals, such as the Foreign Corrupt Practices Act, or FCPA. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.
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
Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. Any manufacturing facilities used to produce our products will be subject to periodic review and inspection by the FDA, EMA, or other applicable regulatory authorities, including for continued compliance with cGMP requirements, quality control, quality assurance, and corresponding maintenance of records and documents. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements, comply with cGMPs, or maintain a compliance status acceptable to the FDA, EMA, or other applicable regulatory authorities could adversely affect our business in a number of ways, including:

•an inability to initiate or continue clinical trials of product candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•loss of the cooperation of future collaborators;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, in December 2019 the outbreak of COVID-19 originated in Wuhan, China, has since spread across the globe. To date, this pandemic has resulted in extended shutdowns of businesses in the United States, Canada and many other countries and has had ripple effects to businesses around the world. Global health concerns, such as COVID-19, could also result in adverse effects to our manufacturing operations. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product, or provide fill-finish services, to specifications acceptable to the FDA, EMA, or other applicable regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and prospects.
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
Collaborations involving our product candidates may pose the following risks to us:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;
•collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, has evolved into a global pandemic. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials, including:
•delays or disruptions in preclinical development activities, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation and regulatory approval;
•interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies and planned clinical trials;
•interruptions of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, productions slowdowns, limited availability of raw materials, or stoppages and disruptions in delivery systems;
•delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff;

•delays or difficulties in enrolling patients in clinical trials;
•increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
•diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as any potential clinical trial sites and hospital staff supporting the conduct of our planned clinical trials;
•interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
•limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.
These and other factors arising from the COVID-19 pandemic could worsen in countries afflicted with COVID-19, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and planned clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.
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
The extent to which the COVID-19 pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, the potential for a second pandemic after it is contained, travel restrictions and actions to address the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.
As of December 31, 2020, we had approximately 70 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers;

•the federal Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and
•analogous local, state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; local, state and foreign laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information and/or register their pharmaceutical sales representatives; and local, state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant time and costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue; and
•the inability to commercialize any product candidates that we may develop.
We currently maintain product liability insurance coverage for our trials, but the amount may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage for each new clinical trial we begin and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
We may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our future product candidates and business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:
•issue stock that would dilute our stockholders’ percentage of ownership;
•incur debt and assume liabilities; and
•incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:
•problems integrating the purchased business, products or technologies;
•increases to our expenses;
•the failure to discover undisclosed liabilities of the acquired asset or company;
•diversion of management’s attention from their day-to-day responsibilities;
•harm to our operating results or financial condition;
•entrance into markets in which we have limited or no prior experience; and
•potential loss of key employees, particularly those of the acquired entity.
We may not be able to complete any acquisitions or effectively integrate the operations, products or personnel gained through any such acquisition.
Our ability to use our U.S. net operating losses to offset future taxable income will be subject to Section 382 limitations and may be limited by other factors.
As of December 31, 2020, we had U.S. net operating losses, or NOLs, of $58.1 million, for Federal tax purposes, for which we have recorded a full valuation allowance and R&D credit carryovers of $1.0 million, which may be offset by future taxable income. These NOLs and tax credit carryforwards will expire in various years beginning in 2028, if not utilized. Unused losses incurred in taxable years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal NOLs (particularly those generated in taxable years beginning after December 31, 2020) in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. Utilization of the NOLs will be subject to an annual limitation due to historical or future ownership changes rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. In addition, if we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
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
Once granted, for a given period after allowance or grant patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification, or derivation action in court or before patent offices or similar proceedings, during which time third parties can raise objections against such initial grant. Such proceedings may continue for a protracted period of time and an adverse determination in any such proceedings could reduce the scope of the allowed or granted claims thus attacked, or could result in our patents being invalidated in whole or in part, or being held unenforceable, which could allow third parties to commercialize our product candidates and compete directly with us without payment to us. In addition, there can be no assurance that:
•others will not or may not be able to make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•we or our licensors, or our future collaborators are the first to make the inventions covered by each of our issued patents and pending patent applications that we own or license;
•we or our licensors, or our future collaborators are the first to file patent applications covering certain aspects of our inventions;
•others will not independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•a third party may not challenge our patents and, if challenged, a court would hold that our patents are valid, enforceable and infringed;
•any issued patents that we own or have licensed or that we may license in the future will provide us with any competitive advantages, or will not be challenged by third parties;
•we may develop additional proprietary technologies that are patentable;
•the patents of others will not have a material or adverse effect on our business, financial condition, results of operations, and prospects; and
•our competitors do not conduct research and development activities in countries where we do not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make compounds that are the same as or similar to our future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•It is possible that our pending patent applications will not lead to issued patents.
•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

•We may not develop additional proprietary technologies that are patentable.
•The patents of others may have an adverse effect on our business.
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
The trading price of our common stock has been, and is likely to continue to be, volatile for the foreseeable future. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:
•the success of competitive products or technologies;
•regulatory actions with respect to our products or our competitors’ products;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•results of clinical trials, including both safety and efficacy, of any of our future product candidates or those of our competitors;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our future product candidates or clinical development programs;
•the results of our efforts to in-license or acquire additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•variations in our financial results or those of companies that are perceived to be similar to us;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or our other stockholders;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions, including market volatility and economic uncertainty related to the COVID-19 pandemic.
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
Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:
•permit our board of directors to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice;
•not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
•provide that special meetings of our stockholders may be called only by the board of directors or by such person or persons requested by a majority of the board of directors to call such meetings.
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
We may become a "large accelerated filer" and have to comply with more rigorous disclosure and reporting requirements and regulations
If we cease to be a “smaller reporting company” or a “non-accelerated filer” in the future, we may be subject to certain disclosure requirements that are applicable to other public companies that had not been applicable to us previously. These requirements include:
•compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting once we are an accelerated filer or large accelerated filer;
•compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
•full disclosure and analysis obligations regarding executive compensation.
There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. Inability to comply with these regulations could impact our ability to raise additional capital.
General Risk Factors
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the COVID-19 pandemic and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.
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
We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed registration statements covering the sale of up to $400.0 million of any combination of our common stock, preferred stock, debt securities or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters are located at 188 East Blaine Street, Suite 450, Seattle, Washington 98102 where we lease 33,300 square feet of office space that we use for laboratory, discovery, research and development and general and administrative purposes.
We also lease approximately 6,272 square feet of office space at 360-1616 Eastlake Avenue East, Seattle, Washington 98102.
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
Stockholders
As of March 22, 2021, there were 42,326,033 shares of our common stock outstanding, which were held by 10 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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
Stock Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K we are not required to provide the stock performance graph.

Item 6. Selected Financial Data.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 301(c) of Regulation S-K we are not required to provide selected financial data.

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
Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Our lead product candidate, NL-201, is a combined IL-2 and IL-15 agonist designed to eliminate alpha receptor binding.
Results of Operations
Operating Loss
The following table summarizes our operating expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Research and development	$24,344	$4,417	$19,927	451%
Acquired in-process research and development	—	47,716	(47,716)	(100)%
General and administrative	17,210	18,826	(1,616)	(9)%
Gain on sale of Aquinox Canada	(7,826)	—	(7,826)	(100)%
Total operating loss	$33,728	$70,959	$(37,231)	(52)%
Research and Development Expenses
Research and development expenses consists primarily of costs incurred under arrangements with third parties, such as CROs, manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs and lab supplies.
Research and development expenses for the year ended December 31, 2020 were $24.3 million compared to $4.4 million for the year ended December 31, 2019. The increase in research and development expenses during the year ended December 31, 2020 was due to increased expenses incurred from IND-enabling activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. Lower research and development costs during the year ended December 31, 2019 reflect the fact that prior to the merger between Aquinox and Former Neoleukin in August 2019, all research and development activities with rosiptor had been suspended since June 2018.
Acquired in-process Research and Development
The acquired in-process research and development expense arose from the merger between Aquinox and Former Neoleukin in August 2019 and was expensed immediately as management determined that the asset has no alternative future use.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (including severance, stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal and accounting services.
For the year ended December 31, 2020, general and administrative expenses were $17.2 million compared to $18.8 million for the year ended December 31, 2019. The higher general and administrative expenses the year ended December 31, 2019 as compared to the year ended December 31, 2020 were primarily due to severance costs and the recognition of stock-based compensation expense for certain options that vested as a result of the merger between Aquinox and Former Neoleukin in August 2019. The general and administrative expenses for the year ended December 31, 2020 reflect an increase in personnel related costs, facility-related costs, and professional service fees.

Gain on sale of Aquinox Canada
The gain relates to the sale of Aquinox Canada in July 2020. The gain of $7.8 million recognized is the total consideration of $8.2 million, less transaction costs of $0.4 million.
Other income, net (in thousands)

	Years Ended December 31,
	2020	2019	$ Change	% Change
Interest income	$490	$1,542	$(1,052)	(68)%
Foreign exchange losses	5	(16)	21	(131)%
Other expenses	(44)	(9)	(35)	389%
Total other income, net	$451	$1,517	$(1,066)	(70)%
Interest income during the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 due to a decrease in interest rates, partially offset by higher cash and money market fund balances for the year ended December 31, 2020.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon sales of common and preferred stock to fund our operations. Our operating activities used $24.6 million and $15.4 million of cash flows during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $332.8 million, working capital of $186.6 million, and cash and cash equivalents of $192.6 million. We believe that our existing capital resources will be sufficient to fund our operations into 2023.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(24,575)	$(15,394)
Investing activities	(2,219)	(688)
Financing activities	77,135	82,237
	50,341	66,155
Effect of exchange rate changes	—	10
Net change in cash and cash equivalents	$50,341	$66,165
Net cash used in operating activities
Net cash used in operating activities was $24.6 million for the year ended December 31, 2020 compared to $15.4 for the year ended December 31, 2019. Net cash used in operating activities for the year ended December 31, 2020 increased compared to the year ended December 31, 2019 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and partially offset by cash received from the sale of Aquinox Canada, as compared to a reduction in costs in the year ended December 31, 2019 due to the restructuring in the second half of 2018 and the halting of all development activities relating to rosiptor.
Net cash used in investing activities
Net cash used in investing activities was $2.2 million for the year ended December 31, 2020 and consisted primarily of purchases laboratory and IT equipment. Net cash used in investing activities of $0.7 in the year ended December 31, 2019 consisted of purchases of property and equipment, offset partially by cash received in the merger between Aquinox and Former Neoleukin.
Net cash provided by financing activities
Net cash provided by financing activities was $77.1 for the year ended December 31, 2020 compared to $82.2 in the year ended December 31, 2019. For the year ended December 31, 2020, net cash provided by financing activities consisted primarily of the proceeds received in our offering of common stock and pre-funded warrants in July 2020 of $71.3 million, net of underwriting discounts, commissions, and offering costs, as well as proceeds from the exercise of stock options of $5.7 million. For the year December 31, 2019, cash provided by financing activities was the result of proceeds received in our offering of common stock and pre-funded warrants in December 31, 2019 of $80.7 million, net of underwriting discounts and commissions and offering costs.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2020, we had approximately $192.6 million in cash and cash equivalents. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:
•the number and characteristics of any future product candidates we develop or may acquire;
•the scope, progress, results and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;
•the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;
•the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•any product liability or other lawsuits related to our products;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of this Annual Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2020 (in thousands):

	TOTAL	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations (1)	$19,537	$2,161	$2,289	$2,341	$2,394	$2,448	$7,904
Finance lease obligations	180	60	60	60	—	—	—
Laboratory equipment (2)	792	792	—	—	—	—	—
	$20,509	$3,013	$2,349	$2,401	$2,394	$2,448	$7,904
1.Operating lease obligations reflect remaining minimum commitments for our office and laboratory spaces in Seattle, Washington. Please see Note 7, Leases in the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information pertaining to operating lease commitments.
2.In December 2020, the Company entered into a non-cancelable contract to purchase laboratory equipment for $0.8 million. The equipment is expected to be delivered in the first half of 2021 and will be paid for out of existing cash reserves.

We enter into contracts in the normal course of business with CROs for clinical and preclinical research studies, external manufacturers for product for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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
As consideration for the licensed rights, we issued shares of common stock to UW, which upon the Merger were exchanged for 188,974 shares of our common stock and 4,197 shares of our non-voting convertible preferred stock.
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We evaluate those estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Research and Development Expenses
Research and development costs are charged to expense as incurred and include, but are not limited to, employee-related expenses, including salaries, benefits and stock based compensation, expenses incurred under agreements with CROs that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, costs incurred in relation to purchase of technology licenses and patent rights, facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations. Restructuring costs associated with the termination of research and development programs and related employees are included in research and development costs.
Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. We record costs for certain development activities based on our evaluation of the progress to completion of specific tasks or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued liabilities.
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
We estimate the fair value of options granted using the Black-Scholes option pricing model. This approximation uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk-free interest rate used in the model. The expected volatility assumption is based on industry peer information and we expect to continue to do so until it has adequate and relevant historical volatility of its common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation is used.
There is inherent uncertainty in our forecasts and projections and, if we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net loss and net loss per common stock amounts could have been materially different.

Recent Accounting Pronouncements
See Note 2(p), Recently issued and recently adopted accounting standards in the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2020.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neoleukin Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Neoleukin Therapeutics, Inc. (the "Company") as of December 31, 2020, the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Seattle, Washington

March 25, 2021

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Neoleukin Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Neoleukin Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, cash flows, and stockholders’ equity, for the period ended December 31, 2019, and the related notes (collectively referred to as the “2019 financial statements”). In our opinion, the 2019 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Deloitte LLP
Chartered Professional Accountants
Vancouver, Canada
March 12, 2020
We began serving as the Company’s auditor in 2007. In 2020, we became the predecessor auditor.

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$192,556	$143,093
Other current assets	1,966	503
Total current assets	194,522	143,596
Property and equipment, net	3,570	2,060
Operating lease right-of-use asset	10,154	770
Intangible asset, net	347	567
Other non-current assets	1,926	30
Total assets	$210,519	$147,023
Liabilities
Current liabilities
Accounts payable and other liabilities	$7,181	$4,125
Operating lease liability	659	556
Finance lease liability	49	62
Total current liabilities	7,889	4,743
Non-current operating lease liability	11,306	447
Non-current finance lease liability	108	146
Total liabilities	19,303	5,336
Stockholders’ equity
Common stock, $0.000001 par value per share; 100,000,000 shares authorized at December 31, 2020 and 2019; 42,196,296 and 37,996,849 issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Preferred stock, $0.000001 par value per share; 5,000,000 authorized at December 31, 2020 and 2019; 0 issued and outstanding at December 31, 2020 and 2019	—	—
Additional paid-in capital	524,022	441,216
Accumulated deficit	(332,806)	(299,529)
Total stockholders’ equity	191,216	141,687
Total liabilities and stockholders’ equity	$210,519	$147,023
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Operating loss
Research and development	$24,344	$4,417
Acquired in-process research and development	—	47,716
General and administrative	17,210	18,826
Gain on sale of Aquinox Canada	(7,826)	—
Total operating loss	33,728	70,959
Other income, net	451	1,517
Net loss	$(33,277)	$(69,442)
Net loss per common stock - basic and diluted	$(0.64)	$(2.57)
Basic and diluted weighted average number of common stock outstanding	51,825,022	27,030,355
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(33,277)	$(69,442)
Adjustments to reconcile net loss used in operating activities:
Stock-based compensation	5,622	7,683
Acquired in-process research & development	—	47,716
Depreciation and amortization	785	340
Loss on disposal of property and equipment	180	5
Amortization of right-of-use asset	1,036	188
Write-off of right-of-use asset upon lease termination	113	—
Unrealized foreign exchange loss and others	—	70
Changes in operating assets and liabilities:
Other current assets and non-current assets	(2,481)	290
Accounts payable and accrued liabilities	3,018	(2,007)
Operating lease right-of-use assets	(169)	—
Operating lease liabilities	598	(237)
Net cash used in operating activities	(24,575)	(15,394)
Investing activities
Acquisition of Neoleukin Therapeutics, Inc., net of cash acquired	—	191
Purchase of property and equipment	(2,219)	(879)
Net cash used in investing activities	(2,219)	(688)
Financing activities
Proceeds from public offering of common stock and pre-funded warrants, net of commissions of $4,575 and $5,173 in 2020 and 2019, respectively.	71,675	81,043
Payment of offering costs	(355)	(352)
Proceeds from exercise of stock options	5,665	1,555
Proceeds from issuance of common stock under Employee Stock Purchase Plan	199	—
Payment on finance lease obligations	(49)	(9)
Net cash provided by financing activities	77,135	82,237
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	10
Net change in cash, cash equivalents, and restricted cash during the year	50,341	66,165
Cash, cash equivalents, and restricted cash at beginning of year	143,093	76,928
Cash, cash equivalents, and restricted cash at end of year	$193,434	$143,093
Non-cash investing and financing activities:
Other current assets acquired through the issuance of common stock	$—	$560
Property, equipment and intangibles acquired through the issuance of common stock	$—	$1,693
Accounts payable, finance lease and other liabilities assumed through the issuance of common stock	$—	$(1,673)
Operating lease liabilities arising from obtaining right-of-use asset	$10,364	$1,182
Purchase of property and equipment unpaid at period end	$36	$—
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Non-Voting Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Number	Amount	Amount	Amount	Amount	Amount
Balances, December 31, 2018	23,537,368	$—	—	$—	$302,759	$(230,087)	$—	$72,672
Issuance of common stock for Former Neoleukin common stock	4,589,771	—	—	—	15,055	—	—	15,055
Issuance of convertible preferred stock for Former Neoleukin common stock	—	—	102	—	33,432	—	—	33,432
Conversion of convertible preferred stock into common shares	10,192,700	—	(102)	—	—	—	—	—
Issuance of common stock, net of discounts, commissions and offering expenses of $5,525	10,263,750	—	—	—	80,691	—	—	80,691
Issuance of common stock to University of Washington	12,647	—	—	—	41	—	—	41
Conversion of common stock to pre-funded warrants	(10,925,481)	—	—	—	—	—	—	—
Options exercised	326,094	—	—	—	1,555	—	—	1,555
Stock-based compensation	—	—	—	—	7,683	—	—	7,683
Net loss	—	—	—	—	—	(69,442)	—	(69,442)
Balances, December 31, 2019	37,996,849	$—	—	$—	$441,216	$(299,529)	$—	$141,687
Issuance of common stock and pre-funded warrants, net of discounts, commissions and offering expenses of $4,930	3,262,471	—	—	—	71,320	—	—	71,320
Options exercised	882,624	—	—	—	5,665	—	—	5,665
Restricted stock units vested	36,000	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	18,352	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	5,622	—	—	5,622
Net loss	—	—	—	—	—	(33,277)	—	(33,277)
Balances, December 31, 2020	42,196,296	$—	—	$—	$524,022	$(332,806)	$—	$191,216
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
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
In July 2020, the Company sold all of the issued and outstanding capital stock of Aquinox Pharmaceuticals (Canada) (“Aquinox Canada”) to an unrelated third party, as further described in Note 16, Sale of Aquinox Canada. On December 31, 2020, Neoleukin Corporation, the Company's wholly owned subsidiary, was merged into the Company. As a result, the Company consists of a single operating company without any subsidiaries at December 31, 2020.
(b) Use of estimates and assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, amortization and depreciation of property, plant and equipment and intangible assets, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
(c) Reclassification
The Company reclassified amounts related to prior year amortization of operating lease right-of-use assets, loss on disposal of property and equipment, changes in operating lease liabilities, and payment of offering costs in the consolidated statements of cash flows to conform to current year presentation. This reclassification had no effect on cash used in operating activities or cash provided by financing activities.
(d) Leases
At contract inception, the Company determines if the contract is or contains a lease. Lease liabilities are recognized on the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, the Company utilizes its estimated incremental borrowing rate based on information available at the lease commencement date as the interest rate implicit in the lease is typically not readily determinable. The related right-of-use assets are recorded net of any lease incentives received. Variable lease cost primarily includes building operating expenses as charged to the Company by its landlords.
We include options to extend the lease in our lease liability and right-of-use asset when it is reasonably certain that we will exercise that option. None of our options to extend the rental term of any existing leases were considered reasonably certain as of December 31, 2020.
For leases of office space, the Company has elected to not separate the lease components from the non-lease components.
For leases of office space with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.
(e) Cash, cash equivalents, and restricted cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.
Restricted cash, included in Other non-current assets in the consolidated balance sheets, includes cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$192,556	$143,093
Restricted cash	878	—
Total cash, cash equivalents, and restricted cash	$193,434	$143,093
(f) Property and equipment
Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years. Expenditures for improvements to the Company’s office spaces are capitalized and expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lesser of useful life and term of the lease.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as at December 31, 2020 and 2019.
(g) Earnings (loss) per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of December 31, 2020 of 12,663,010 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time for a nominal cash consideration.
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
(i) Income taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the differences between events that have been recognized in the Company’s consolidated financial statements and the tax bases of assets and liabilities recognized at enacted tax rates. In estimating future tax consequences, Accounting Standards Codification ("ASC") 740 generally considers all expected future events other than enactments of and changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by the extent of the valuation allowance. We will establish a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefits or that future deductibility is uncertain.
Investment tax credits relating to scientific research and experimental development are accounted for as a reduction in operating expenses. They are recorded in the period when there is reasonable assurance the credits will be realized. If investment tax credit amounts subsequently received are less or more than originally recorded, the difference is treated as a change in estimate.

(j) Research and development costs
Research and development costs are charged to expense as incurred and include items such as: employee related expenses, including salaries and benefits, expenses incurred under agreements with contract research organizations that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations. Restructuring costs associated with the termination of research and development programs and related employees are included in research and development costs.
Development costs are expensed in the period incurred unless management believes a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. The Company records costs for certain development activities based on management’s evaluation of the progress to completion of specific tasks or information provided to the Company by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid or accrued expense.
(k) Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. We utilize newly issued shares to satisfy option exercises.
The Company estimates the fair value of options using the Black-Scholes option pricing model on the grant date. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company has based its expected term for awards issued to employees on the simplified method, which represents the average period from vesting to the expiration of the stock option. In addition, the Company does not have sufficient trading history for the Company’s common stock, and therefore, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers. The Company has never declared or paid any cash dividends to common stockholders and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the yields of treasury securities with maturities similar to the expected term of the options for each option group.
The fair value of each RSU is measured using the closing price of the Company’s common stock on the date of grant.
(l) Restructuring costs
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
(m) Segment reporting
The Company operates in one segment, the research and development of de novo protein therapeutics using sophisticated computational algorithms and methods to address unmet medical needs. Our primary areas of focus are in oncology, inflammation, and autoimmunity. The Company’s operations and its assets are held in the United States.
(n) Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.
At December 31, 2020, and December 31, 2019, the Company had $108.3 million and $40.0 million in money market funds, respectively. Money market funds are level one financial instruments as their pricing can be obtained from an actively traded exchange.

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
In August 2018, the FASB issued “ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this standard on January 1, 2020 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s financial condition, results of operations, cash flows, and financial statement disclosures.

3. Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc.
On August 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, and Aquinox Pharmaceuticals, Inc., or Aquinox, completed a transaction pursuant to the Agreement and Plan of Merger dated August 5, 2019. Former Neoleukin became a wholly owned subsidiary of Aquinox and Aquinox subsequently changed its name to Neoleukin Therapeutics, Inc. All of the outstanding shares of common stock of the Former Neoleukin were exchanged for 4,589,771 shares of common stock of the Company and 101,927 shares of non-voting convertible preferred stock of the Company.
The total consideration paid was $51.6 million and consisted of (in thousands, except share amounts):

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
The transaction was accounted for as an asset acquisition as Former Neoleukin did not meet the definition of a business as substantially all of the value was in the In-Process Research & Development (“IPR&D”) asset. The estimated fair value of the IPR&D asset of $47.7 million was expensed as the Company determined that the asset has no alternative future use.

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Assets acquired:
Cash and cash equivalents	$3,282
Receivables, prepayments and deposits	560
Property and equipment	1,034
In-process research and development	47,716
Intangible asset	659
Total assets acquired	53,251
Liabilities assumed:
Accounts payable and other liabilities	1,472
Financing lease liability	201
Total liabilities assumed	1,673
Total consideration	$51,578
4. Property and equipment, net
Property and equipment, net consist of the following (in thousands):

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Laboratory equipment	$3,402	$426	$2,976
Furniture, fixtures, and IT equipment	753	159	594
	$4,155	$585	$3,570

	December 31, 2019
	Cost	Accumulated Amortization	Net Book Value
Leasehold improvements	$490	$333	$157
Laboratory equipment	1,515	62	1,453
Furniture, fixtures, and IT equipment	743	293	450
	$2,748	$688	$2,060
Depreciation expense on property and equipment totaled $0.6 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

5. Intangible asset, net
The following table summarizes intangible asset (in thousands):

	December 31,
	2020	2019
Cost	$659	$659
Accumulated amortization	(312)	(92)
Net intangible asset	$347	$567

As part of the Merger as discussed in Note 3, Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc., an assembled workforce was acquired. In an asset acquisition, an assembled workforce meets the asset recognition criteria and is separately recognized as an intangible asset and amortized over its expected life. The amortization period has been established as 3 years based on management's judgement. The Company will recognize $0.2 million and $0.1 million of amortization expense in fiscal years 2021 and 2022, respectively.

6. Accounts payable and other liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Trade accounts payable	$1,323	$1,604
Accrued clinical and preclinical expenses	1,687	944
Accrued compensation and vacation	3,244	1,238
Other accrued liabilities	927	339
	$7,181	$4,125

7. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has a lease agreement for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development and related uses (the "Blaine lease"). In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit in accordance with the terms of the lease. The lease commenced on January 15, 2020 and rent obligations were scheduled to commence on December 1, 2020. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. The lease was originally scheduled to expire on December 1, 2028, with the option to extend the lease for two five-year terms. The lease provides for a tenant improvement allowance of $8.0 million, which is included in the base rent, and an optional additional tenant improvement allowance with a maximum amount of $1.5 million, which will result, if elected, in additional rent expense recognized over the term of the lease. In September 2020, the Company elected to utilize this additional tenant improvement allowance. This resulted in a remeasurement of the lease liability due to an increase in lease payments over the term of the lease. The Company recorded an increase to the lease liability and related right-of-use asset of $1.0 million. In November 2020, the Company executed an amendment to this lease that extends the scheduled rent commencement date to February 1, 2021 and the base term expiration to February 1, 2029. This amendment was accounted for as a modification to the lease and resulted in an immaterial reduction of the lease liability and related right-of-use asset. As of December 31,2020, there was a tenant improvement allowance receivable of $0.9 million recorded in other current assets on the consolidated balance sheets related to reimbursable build-out costs incurred by the Company.
The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for the Company’s former principal executive offices, a laboratory for research and development and related uses. In June 2020, the Company executed an amendment to this lease pursuant to which the Company has the option to terminate the lease, without penalty, at any point subsequent to November 1, 2020 with 45 days advance written notice. At December 31, 2020, the Company determined that it is reasonably certain to not exercise this termination option. On March 24, 2021, the Company executed a second amendment to this lease, pursuant to which the term of the lease is extended through September 30, 2026. This will result in an increase in fixed rental payments over the updated term.
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
As of December 31, 2020, and December 31, 2019, the Company’s operating lease right-of-use assets were $10.2 million and $0.8 million, respectively. As of December 31, 2020, and December 31, 2019, the Company's finance lease right-of use-assets, included within property and equipment on the consolidated balance sheet, were $0.3 million and $0.3 million, respectively.

The components of the lease expense were as follows (in thousands):

	December 31,
	2020	2019
Finance lease cost
Amortization of right-of-use asset	$46	$19
Interest on lease liabilities	14	—
Operating lease cost	2,368	197
Short term lease cost	348	105
Variable lease cost	321	181
Total net lease cost	$3,097	$502
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2020	2019
Weighted average remaining lease term—finance leases	2.45 years	3.33 years
Weighted average remaining lease term—operating leases	7.97 years	1.83 years
Weighted average discount rate—finance leases	7.11%	7.11%
Weighted average discount rate—operating leases	12.88%	5.37%
Supplemental cash flow information related to leases was as follows (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$460	$236
Cash paid for amounts included in the measurement of finance lease liabilities	60	9
The calculation of the present value of the operating lease payments for the Blaine lease did not include the option to extend the lease for two five year terms.
At December 31, 2020, the future payments under the Company’s operating and finance lease liabilities were as follows (in thousands):

	Finance Lease	Operating Lease
December 31, 2021	$60	$2,161
December 31, 2022	60	2,289
December 31, 2023	60	2,341
December 31, 2024	—	2,394
December 31, 2025	—	2,448
Thereafter	—	7,904
Total undiscounted lease payments	180	19,537
Less: imputed interest	(23)	(7,572)
Total lease liabilities	157	11,965
Less: current portion	(49)	(659)
Non-current lease liabilities—December 31, 2020	$108	$11,306

8. Stockholders’ equity
(a) Common stock
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 per share as of December 31, 2020. As of December 31, 2020, and 2019, the total number of shares of common stock issued and outstanding was 42,196,296, and 37,996,849, respectively.
On July 7, 2020, the Company completed an underwritten public offering of 3,262,471 shares of its common stock at a price of $15.25 per share and pre-funded warrants to purchase 1,737,529 shares of its common stock at a price of $15.249999 per prefunded warrant. The pre-funded warrants can be exercised at any time after issuance for an exercise price of $0.000001 per share. The aggregate net proceeds received by the Company from the offering were $71.3 million, net of underwriting discounts, commissions, and offering costs of approximately $4.9 million.
On December 20, 2019, the Company completed an underwritten public offering of 10,263,750 shares of its common stock at a price to the public of $8.40 per share. The aggregate net proceeds received by the Company from the offering, net of underwriting discounts, commissions, and offering costs of approximately $5.5 million, were $80.7 million.
(b) Preferred stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share. As of December 31, 2020 and December 31, 2019, 0 shares of preferred stock were issued or outstanding.
(c) Merger with Former Neoleukin
On August 8, 2019, the Company issued 4,589,771 shares of common stock and 101,927 shares of non-voting convertible preferred stock as consideration in the Merger among Aquinox, Former Neoleukin and Apollo Merger Inc. (see Note 3, Merger of Neoleukin Therapeutics, Inc. and Aquinox Pharmaceuticals, Inc.). Each share of non-voting convertible preferred stock was convertible into 100 shares of common stock and was entitled to receive dividends, on an as-is converted to common stock basis, when dividends are paid to common stockholders. The holders of preferred stock were only entitled to vote when it impacts the rights of the preferred stockholder.
On November 12, 2019, the Company’s stockholders approved the conversion of 101,927 shares of non-voting convertible preferred stock into 10,192,700 shares of the Company’s common stock. As of December 31, 2020, the Company did not have any outstanding non-voting convertible preferred stock.
(d) December 2019 pre-funded common stock warrants
On December 17, 2019, Neoleukin entered into an exchange agreement (the “Exchange Agreement”) with certain stockholders, pursuant to which the Company exchanged an aggregate of 10,925,481 shares of common stock held by the stockholders for pre-funded warrants (the “Exchange Warrants”) to purchase an aggregate of 10,925,481 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.000001 per share. The Exchange Warrants may be exercised at any time after the date of issuance, except that the Exchange Warrants cannot be exercised by the stockholders if, after giving effect thereto, the stockholders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the Exchange Warrants will not have the right to vote on any matter except to the extent required by Delaware law.
As the Exchange Warrants meet the conditions for equity classification, the proceeds previously received for the shares of common stock will remain in additional paid-in capital. Upon the exercise of the warrants the proceeds received along with the exercise price will be recorded in common stock.
(e) Stock option plan
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
As of December 31, 2020, the maximum number of shares of common stock that may be issued under the 2014 Plan was 9,786,363. The number of shares of common stock reserved for issuance under the 2014 Plan will be increased by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2020, there were 23,958 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year for a period of up to 10 years, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4.00% of the total number of shares of capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. On November 12, 2019, the Company’s stockholders approved the increase in the number of shares reserved from issuance under the 2014 Plan by 4,500,000 shares. All awards granted pursuant to the 2014 Plan have a contractual term of ten years. All awards granted to date are equity classified and subject to service based vesting, typically over a period of one to four years.
The number of shares available to be granted under the 2014 Plan was 6,037,532 and 6,556,534 as of December 31, 2020 and 2019 respectively.
Stock options
A summary of the Company's stock option activity and related information for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2019	5,840,538	$5.11	7.7	$45,037
Options granted	2,404,300	11.6
Options exercised	(882,624)	6.42
Options cancelled/forfeited	(515,925)	15.69
Outstanding at December 31, 2020	6,846,289	$6.42	8.7	$53,127
Exercisable as of December 31, 2020	1,878,082	$5.02	7.7	$17,547
During the year ended December 31, 2020, 882,624 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $6.0 million. During the year ended December 31, 2019, 326,094 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and December 31, 2019 was $8.70 and $2.17 per share, respectively.
The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2020	2019
Expected volatility	93%	90%
Expected dividends	0%	0%
Expected terms (years)	6.02	6.07
Risk free rate	0.42%	1.43%
Restricted stock units
A summary of the Company's restricted stock unit activity and related information for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	72,000	$3.47
Restricted stock units granted	152,000	9.26
Restricted stock units vested	(36,000)	3.47
Restricted stock units forfeited	(1,500)	3.47
Non-vested at December 31, 2020	186,500	$8.19

(f) Stock-based compensation
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	December 31,
	2020	2019
Research and development expenses	$1,999	$486
General and administrative expenses	$3,623	$7,197
Total stock-based compensation expense	$5,622	$7,683
Total unrecognized compensation for all stock-based compensation was $24.9 million as of December 31, 2020, which is expected to be recognized over a weighted-average period of 3.15 years.
(g) Employee stock purchase plan
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
During the year ended December 31, 2020, the Company issued 18,352 shares of common stock at a price per share of $10.84 under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the year ended December 31, 2020 was $0.2 million.

9. Restructuring
In July 2018, the Company’s Board of Directors approved a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of its business following the June 27, 2018 announcement that its Phase 3 Leadership 301 clinical trial evaluating once-daily, oral rosiptor for the treatment of IC/BPS failed to meet its primary endpoint. The Company has halted all further development activities with rosiptor. In 2018 and 2019, the Company incurred and paid aggregate restructuring charges of $7.4 million related to clinical trial closing costs, contract cancellations, closing of its office in San Bruno, California, severance payments and other employee-related costs. During the second quarter of 2019, the Company revised its original estimate of aggregate restructuring charges lower by $2.0 million based upon updated information from its vendors related to a completed project. There were no amounts accrued as of December 31, 2020 or December 31, 2019.
On November 6, 2018, the Company’s Board of Directors approved an additional restructuring plan to further reduce operating costs. The Company incurred and paid aggregate restructuring charges of $1.6 million related to severance payments and other employee-related costs. There were no amounts accrued as of December 31, 2020.
For the year ended December 31, 2020, the Company incurred and paid an immaterial amount of restructuring charges. For the year ended December 31, 2019, restructuring recoveries of $1.9 million were recorded in research and development expenses and restructuring costs of $0.7 million were recorded in general and administrative expenses.

10. Other income, net
Other income is presented for all periods (in thousands):

	December 31
	2020	2019
Interest income	$490	$1,542
Foreign exchange gains (losses)	5	(16)
Other expenses	(44)	(9)
	$451	$1,517

11. Net loss per common stock
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	December 31,		YEARS ENDED
	2020	2019
Outstanding stock options	6,848,289	5,840,538
Restricted stock units	186,500	72,000
Shares issuable under 2020 ESPP	22,521	—
	7,057,310	5,912,538

12. Income taxes
Income tax recovery varies from the amounts that would be computed by applying the expected U.S. federal income tax rate (21%) as shown in the following table:

	December 31,
	2020	2019
Statutory federal income tax rate	(21.0)%	(21.0)%
Change in tax rate	—	—
State income taxes	—	—
Foreign rate differential	(0.1)	(0.2)
Acquired in-process research and development	—	14.4
Stock compensation	1.8	2.6
Disposal of Aquinox Canada	(5.2)	—
Change in valuation allowance	26.5	(0.6)
Expiration of NOLs (section 382)	0.5	5.4
Tax Credits	(2.5)	(0.9)
Other	—	0.3
Income tax recovery	—%	—%

	Years Ended December 31,
Net loss before taxes (in thousands):	2020	2019
Canada	$(522)	$(2,129)
U.S.	(32,755)	(67,313)
Total	$(33,277)	$(69,442)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Canadian net operating losses	$—	$39,574
U.S. net operating losses	12,328	5,347
Research and development deductions and credits	1,040	11,062
Intangibles	422	1,189
Lease Liability	2,513	233
Stock Compensation	717	309
Other	162	330
Total deferred tax assets:	17,182	58,044
Deferred income tax liabilities
ROU Assets	2,132	169
Other	157	60
Total deferred tax liabilities	2,289	229
Net deferred income tax assets	14,893	57,815
Less: valuation allowance	(14,893)	(57,815)
Deferred tax assets, net of valuation allowance	$—	$—
On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Canada, to an unrelated third party for cash consideration. As of the date of sale, Aquinox Canada’s remaining assets included intellectual property and other assets developed through past research and development activities, all of which had no book value. The transaction resulted in a net gain on sale of $7.8 million. The sale of Aquinox Canada triggered a significant capital loss carryforward for tax purposes. However, most of the capital loss carryforward is limited by the prior ownership change under Section 382. The remaining unlimited portion of the capital loss carryforward will be subject to a full valuation allowance as the Company has determined that it is more likely than not that the benefit of the loss will not be realized. After the sale, Aquinox Canada's tax attributes of $51.7 million including the net operating losses, scientific research and experimental development expenditures and investment tax credits are no longer reflected in the deferred tax assets and valuation allowance.
At December 31, 2020 and December 31, 2019, the Company had U.S. federal net operating losses ("NOL") carryforwards for tax purposes of approximately $58.1 million and $25.5 million, respectively, which were available to reduce taxable income. Of the $58.1 million of federal NOL carryforwards, $1.7 million will expire between the years 2028 and 2037 and the remaining $56.4 million are indefinite. The Company also has U.S. federal research & development tax credits of $1.0 million and $0.2 million as of December 31, 2020 and December 31, 2019, respectively, that begin to expire in 2039. The Company completed a formal study under IRC Section 382 through 2019 to determine the U.S. tax attributes available for use. The U.S. attributes disclosed reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses and its forecasted losses in the near-term as significant negative evidence. Therefore, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its assets will be maintained. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed. The valuation allowance decreased by $42.9 million for the year ended December 31, 2020. The decrease is primarily due to the sale of Aquinox Canada and the write-off of the related tax attributes, and partially offset by an increase in US net operating losses and research and development tax credits. The valuation allowance increased by $0.6 million for the year ended December 31, 2019. The increase is primarily related to an increase in deferred tax assets.
The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2020, the Company had no uncertain tax positions.

The Company currently files income tax returns in the United States, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carryforwards, the limitation period for examination generally does not expire until several years after the loss carryforwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, the Company is not aware of any other material income tax examination currently in progress by any taxing jurisdiction.

13. License and patent agreements
The Company has an exclusive license agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted the Company an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are sublicensable by the Company without UW’s consent, subject to certain limited conditions. The Exclusive License Agreement was amended effective as of July 24, 2020 to, among other things, (i) add a jointly owned de novo cytokine antagonist to the agreement, (ii) specify royalties, milestone payments and sublicense consideration payments payable by Neoleukin for certain jointly licensed products, (iii) specify the term for achievement of performance milestones for certainly jointly licensed products, and (iv) terminate UW’s right to participate in equity financings.
As consideration for the licensed rights, the Company issued 536,813 shares of common stock to UW. These shares were exchanged for 188,974 shares of common stock of the Company and 4,197 shares of non-voting convertible preferred stock on the completion of the Merger.
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

14. Commitments and contingencies
In December 2020, the Company entered into a non-cancelable contract to purchase laboratory equipment for $0.8 million. The equipment is expected to be delivered in the first half of 2021.
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

15. 401(k) plan
In May 2020, the Company established a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits. The Company makes matching cash contributions up to a pre-defined annual maximum contribution per employee per year. During the year ended December 31, 2020, the Company’s total expense for the matching contributions was immaterial.

16. Sale of Aquinox Canada
On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Canada, to an unrelated third party for cash consideration of $8.2 million. The Company concluded that the sale did not meet the criteria for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As of the date of sale, Aquinox Canada’s remaining assets included intellectual property and other assets developed through past research and development activities, all of which had no book value. The transaction resulted in a net gain on sale of $7.8 million, after deducting $0.4 million in transaction costs, which is recorded as a reduction of operating loss in the Company’s consolidated statement of operations. The sale of Aquinox Canada triggered a significant capital loss carryforward for tax purposes. However, the deferred tax asset related to the capital loss carryforward will be subject to a full valuation allowance as the Company has determined that it is more likely than not that the benefit of the loss will not be realized. Refer to Note 12, Income taxes for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures.    Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer) have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2020 fiscal year pursuant to Regulation 14A for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and the information to be included in the 2021 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2021 Proxy Statement. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements and Report of Independent Registered Public Accounting Firm
(2)Financial Statement Schedules
Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).
(b)Exhibits
The exhibits listed below on the Exhibit Index are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.
EXHIBIT INDEX

Number	Description

2.1*
Agreement and Plan of Merger by and between Aquinox Pharmaceuticals, Inc., Apollo Sub, Inc., and Neoleukin Therapeutics, Inc., dated August 5, 2019—Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

3.1
Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014

3.2
Amended and Restated Bylaws of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2020

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Stock, filed August  8, 2019—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

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

4.3	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended

4.4	Form of Pre-Funded Warrant—Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

4.5	Form of Pre-Funded Warrant— Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2020.

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

10.7	Lease Agreement, dated December 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC

10.8+
Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.9+
Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.10+
Neoleukin Therapeutics, Inc. 2014 Equity Incentive Plan, as amended November  12, 2019—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2019

10.11+
Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan—Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.12+
Neoleukin Therapeutics, Inc. 2020 Employee Stock Purchase Plan—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

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

10.15
Lease Agreement, dated February  5, 2016, by and between Aquinox Pharmaceuticals (Canada) Inc. and 560677 B.C. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016

10.16+
Executive Employment Agreement, dated March 16, 2020, Neoleukin Therapeutics, Inc. and Robert Ho—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 6, 2020.

10.17+
Amended and Restated Executive Employment Agreement, dated April 15, 2020, by and between Neoleukin Therapeutics, Inc., and Jonathan G. Drachman—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020

10.18
Underwriting Agreement, dated July 1, 2020, by and among Neoleukin Therapeutics, Inc., and BofA Securities, Inc. and Piper Sandler & Co. as Representatives of the several Underwriters named in Schedule A thereto— Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2020.

10.19
First Amendment to Lease, dated June 18, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020.

10.20+
Form of Restricted Stock Unit Grant Notice for Registrant’s 2014 Equity Incentive Plan— Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020

10.21	Amendment No. 1 to Exclusive Start-Up License Agreement, dated July 24, 2020, by and between the University of Washington and Neoleukin Therapeutics, Inc.

10.22	Executive Employment Agreement, dated September 29, 2020, by and between Neoleukin Therapeutics, Inc., and Holly Vance

10.23	Purchase Order, dated November 25, 2020, by and between Neoleukin Therapeutics, Inc. and Rigaku Americas Corporation

10.24	First Amendment to Lease, dated November 5, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Neoleukin Therapeutics, Inc.

Date: March 25, 2021	By:	/s/ Jonathan G. Drachman
Jonathan G. Drachman President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan G. Drachman	Director, President & Chief Executive Officer (Principal Executive Officer)	March 25, 2021
Jonathan G. Drachman

/s/ Robert Ho	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
Robert Ho

/s/ Martin Babler	Director	March 25, 2021
Martin Babler

/s/ M. Cantey Boyd	Director	March 25, 2021
M. Cantey Boyd

/s/ Erin Lavelle	Director	March 25, 2021
Erin Lavelle

/s/ Sarah Noonberg	Director	March 25, 2021
Sarah Noonberg

/s/ Todd Simpson	Director	March 25, 2021
Todd Simpson

/s/ Lewis T. Williams	Director	March 25, 2021
Lewis T. Williams