Form 10-Q
period 2021-03-31
Neoleukin Therapeutics, Inc.
filed 2021-05-12
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________ to ________
Commission file number:             001-36327
__________________________________________________
Neoleukin Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	98-0542593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
188 East Blaine Street, Suite 450
Seattle, Washington 98102
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code): (866) 245-0312
__________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2021, there were 42,345,720 shares of the registrant’s common stock outstanding.

Neoleukin Therapeutics, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2021
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$178,391	$192,556
Other current assets	2,915	1,966
Total current assets	181,306	194,522

Property and equipment, net	5,110	3,570
Operating lease right-of-use assets	11,473	10,154
Intangible asset, net	293	347
Other non-current assets	1,921	1,926
Total assets	$200,103	$210,519

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,308	$7,181
Operating lease liabilities	1,047	659
Finance lease liabilities	52	49
Total current liabilities	8,407	7,889

Non-current operating lease liabilities	12,606	11,306
Non-current finance lease liabilities	122	108
Total liabilities	21,135	19,303

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of March 31, 2021 and December 31, 2020; issued and outstanding, 42,326,033 as of March 31, 2021 and 42,196,296 as of December 31, 2020.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of March 31, 2021 and December 31, 2020; 0 issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Additional paid-in capital	526,724	524,022
Accumulated deficit	(347,756)	(332,806)
Total stockholders’ equity	178,968	191,216
Total liabilities and stockholders’ equity	$200,103	$210,519
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$9,707	$5,498
General and administrative	5,241	3,573
Total operating expenses	14,948	9,071
Other income (loss), net	(2)	429
Net loss	$(14,950)	$(8,642)
Net loss per common stock – basic and diluted	$(0.27)	$(0.18)
Basic and diluted weighted average common shares outstanding	54,944,421	49,168,451
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(14,950)	$(8,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,420	683
Depreciation and amortization	247	171
Amortization of operating lease right-of-use assets	265	528
Unrealized foreign exchange (gain)/loss	—	(14)
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(813)	266
Accounts payable and accrued liabilities	(631)	878
Operating lease right-of-use assets	—	(169)
Operating lease liabilities	104	(141)
Net cash used in operating activities	(13,358)	(6,440)

Investing activities
Purchase of property and equipment	(1,089)	(107)
Net cash used in investing activities	(1,089)	(107)

Financing activities
Proceeds from exercise of stock options	282	3,392
Payment on finance lease obligations	—	(2)
Net cash provided by financing activities	282	3,390

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(11)
Net change in cash, cash equivalents and restricted cash during the period	(14,165)	(3,168)
Cash, cash equivalents and restricted cash, beginning of period	193,434	143,093

Cash, cash equivalents and restricted cash, end of period	$179,269	$139,925

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment unpaid at period-end	$794	$—
Operating lease liabilities arising from obtaining ROU asset	$1,584	$9,614
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	37,996,849	$—	$441,216	$(299,529)	$141,687
Shares issued upon exercises of stock options	376,311	—	3,392	—	3,392
Shares issued upon vesting of restricted stock units	13,000	—	—	—	—
Stock-based compensation	—	—	683	—	683
Net loss	—	—	—	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$—	$445,291	$(308,171)	$137,120

Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—
Stock-based compensation	—	—	2,420	—	2,420
Net loss	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$(347,756)	$178,968

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
2. Summary of significant accounting policies
(a)Basis of presentation
The accompanying unaudited condensed consolidated financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, these consolidated financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 25, 2021.
In July 2020, the Company sold all of the issued and outstanding capital stock of Aquinox Pharmaceuticals, Inc. (Canada) (“Aquinox Canada”) to an unrelated third party. On December 31, 2020, Neoleukin Corporation, the Company's wholly owned subsidiary, was merged into the Company. As a result, the Company has consisted of a single operating company since December 31, 2020.
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2021, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
(b)Use of estimates and assumptions
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
(c)Reclassification
The Company reclassified prior year changes in operating lease right-of-use assets and operating lease liabilities in the condensed consolidated statements of cash flows to conform to current year presentation. This reclassification had no effect on net cash used in operating activities.
(d)Leases
At contract inception, the Company determines if the contract is or contains a lease. Lease liabilities are recognized on the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of the lease payments, the Company utilizes its estimated incremental borrowing rate based on information available at the lease commencement date as the interest rate implicit in the lease is typically not readily determinable. The related right-of-use assets are recorded net of any lease incentives received. Variable lease cost primarily includes building operating expenses as charged to the Company by its landlords and payments for lessor-owned assets that are not covered by a tenant improvement allowance.

The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of March 31, 2021.
For leases of office space and equipment, the Company has elected to not separate the lease components from the non-lease components.
For leases of office space with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.
(e)Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.
At March 31, 2021, and December 31, 2020, the Company had $156.3 million and $108.3 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at fair value, which is the closing price reported by the fund sponsor from an actively traded exchange.
(f)Earnings (loss) per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents such as outstanding stock options and unvested restricted stock units are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of March 31, 2021 of 12,663,010 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time after 61 days' notice for a nominal cash consideration.
(g)Recently issued and recently adopted accounting standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Simplifying the Accounting for Income Taxes.” The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 became effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial condition, results of operations, cash flows, and financial statement disclosures.
3. Cash, cash equivalents and restricted cash
Restricted cash, included in other non-current assets in the condensed consolidated balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$178,391	$192,556
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$179,269	$193,434

4. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has a lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. The lease commenced on January 15, 2020 and expires on February 1, 2029, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of up to $9.5 million. As of March 31, 2021, there was a tenant improvement allowance receivable of $1.3 million recorded in other current assets related to reimbursable build-out costs incurred by the Company.
The Company has a lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses. In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026, unless terminated earlier, with the option to extend the lease for an additional 28-month term. The execution of this amendment was accounted for as a modification to the lease due to the extension of the lease term and an increase in lease payments, and the Company recorded an increase in the lease liability and related right-of-use asset of $1.6 million.
As of March 31, 2021, and December 31, 2020, the Company’s operating lease right-of-use assets were $11.5 million and $10.2 million, respectively.  As of March 31, 2021, and December 31, 2020, the Company’s finance lease right-of-use assets were $0.3 million and $0.3 million, respectively.
5. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of March 31, 2021. As of March 31, 2021 and December 31, 2020 the total number of shares of common stock issued and outstanding was 42,326,033 and 42,196,296, respectively.
As of March 31, 2021, the Company also has pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time, with 61 days' notice, for an exercise price of 0.000001, except that the pre-funded warrants cannot be exercised by the stockholders if, after giving effect thereto, the stockholders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed consolidated statement of operations as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development expenses	$1,018	$283
General and administrative expenses	1,402	401
Total stock-based compensation expense	$2,420	$683
Total unrecognized compensation cost for all stock-based compensation plans was $23.8 million as of March 31, 2021. This cost is expected to be recognized over a weighted average remaining vesting period of 3.00 years.

The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	89.68%	90.00%
Expected dividends	0%	0%
Expected terms (years)	6.06	6.05
Risk free rate	0.61%	0.78%

(c)Stock options
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2020	6,846,289	$6.42	8.71	$53,127
Options granted	140,800	$12.83
Options exercised	(91,737)	$3.07
Options cancelled/forfeited	(3,774)	$16.63
Outstanding at March 31, 2021	6,891,578	$6.59	8.51	$40,710
Exercisable as of March 31, 2021	2,205,214	$5.04	7.68	$16,908
During the three months ended March 31, 2021, 91,737 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.0 million. During the three months ended March 31, 2020, 376,311 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and March 31, 2020 was $9.43 and $5.62 per share, respectively.
(d)Restricted stock units
A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	186,500	$8.19
Restricted stock units granted	—	$—
Restricted stock units vested	(38,000)	$5.42
Restricted stock units forfeited	—	$—
Non-vested at March 31, 2021	148,500	$8.89

(e)Employee stock purchase plan
The Company’s 2020 Employee Stock Purchase Plan (“2020 ESPP”) was adopted by the Company’s Board of Directors in March 2020 and approved by the Company’s stockholders in May 2020. A total of 759,936 shares of common stock have been reserved for issuance under the 2020 ESPP.
Subject to share and dollar limits as described in the plan, the 2020 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of shares of the Company’s common stock at the lower of 85% of the closing price of the Company’s common stock on the first trading day of the offering period or 85% of the closing price of the Company’s common stock on the last trading day of the offering period. There are two six-month offering periods during each fiscal year, ending on May 15 and November 15.
6. Earnings (loss) per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2021	2020
Outstanding stock options	6,891,578	5,344,927
Restricted stock units	148,500	134,000
Shares issuable under 2020 ESPP	22,521	—
	7,062,599	5,478,927

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
On August 8, 2019, Neoleukin Therapeutics, Inc. ("Former Neoleukin"), completed its merger with Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019 ("Merger Agreement"), by and among Aquinox, Former Neoleukin and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the merger as a wholly-owned subsidiary of Aquinox (the "Merger"). Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and Former Neoleukin was renamed Neoleukin Corporation. On July 31,

2020, we sold all issued and outstanding capital stock of our Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc. to an unrelated third party. On December 31, 2020, Neoleukin Corporation was merged into Neoleukin Therapeutics, Inc.
NL-201
Our lead product candidate, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while maintaining high-affinity binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in our NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogenic cell therapy to expand and maintain populations of transplanted CAR-T and natural killer ("NK") cells.
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
While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor signaling while eliminating binding to CD25. Instead of modifying native IL-2, computational methods were used to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding. As opposed to traditional recombinant human, or humanized, protein therapeutics, de novo proteins are entirely novel sequences with limited homology to native proteins. While there is a potential that patients may mount an anti-drug immune response against NL-201, we believe that this risk may be mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.
We submitted our Investigational New Drug Application ("IND") to begin a Phase 1 clinical trial for NL-201 in December 2020. On January 7, 2021, we received a clinical hold letter from the U.S. Food and Drug Administration ("FDA") related to the IND in which the FDA informed us that we needed to develop a new assay that more precisely measures the amount of protein being administered and demonstrate with this assay that dose and administration procedures will accurately deliver the intended dose of NL-201. The FDA also had additional requests not related to the clinical hold to be addressed by amendment of the IND. On April 23, 2021, the FDA removed the clinical hold.

On May 5, 2021 we announced dosing the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. The Phase 1 study is planned to enroll up to 120 patients with advanced, relapsed, or refractory solid tumors. Patients will receive monotherapy, intravenous NL-201 and may continue treatment until disease progression. The trial will assess safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity. When the recommended dose and schedule are determined, we expect to enroll indication-specific expansion cohorts of patients with renal cell carcinoma and melanoma. The trial will be conducted at multiple sites in North America and Australia. The first patient was dosed in Australia.
Other Research Programs
Beyond our initial focus on NL-201, our research team is working on further applying de novo protein design principles to develop therapeutics to address significant unmet medical needs in other areas, including immuno-oncology, inflammation, and autoimmunity. Our research is powered by the Neoleukin platform, our computational framework for developing highly selective, hyper-stable de novo proteins. Beyond NL-201, we are developing targeted and conditionally active IL-2/IL-15 mimetics, as well as cytokine mimetic programs for other oncology targets. Our research team is also actively applying the Neoleukin platform to generate de novo receptor agonist and antagonist candidates against multiple targets of interest for inflammatory and autoimmune indications. As we validate additional candidates, they will enter our preclinical pipeline.
Due to the COVID-19 public health emergency, we have been investigating the application of our de novo protein technology to prevent or treat SARS-CoV-2 infection. In November 2020, we announced the publication of our scientific work in the journal Science detailing the creation of CTC-445.2d, ("NL-CVX1"), a de novo protein decoy that is specifically designed to block infection of SARS-CoV-2, the virus causing the ongoing COVID-19 pandemic. Our findings demonstrated that NL-CVX1 blocks infection of human cells in vitro, even when a high viral burden is used. Furthermore, intranasal administration of NL-CVX1 protected Syrian hamsters from a lethal dose of SARS-CoV-2. We are evaluating a potential first-in-human trial of NL-CVX1, and will continue to assess the program as the SARS-CoV-2 landscape evolves.
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
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. In the first quarter of 2021, some employees returned to working in person at Neoleukin facilities in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC"). Business-critical research and development work has continued throughout the pandemic, adhering to employee safety guidelines. We continually assess our work policies and monitor guidance from the state and the CDC in order to determine any changes to current work practices.

Results of Operations
Operating Expenses
The following table summarizes our operating loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$9,707	$5,498	$4,209	77%
General and administrative	5,241	3,573	1,668	47%
	$14,948	$9,071	$5,877	65%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three months March 31, 2021, research and development expenses were $9.7 million, compared to $5.5 million for the three months ended March 31, 2020. The increase in research and development expenses during the three months ended March 31, 2021 was primarily due to increased expenses incurred from IND-enabling and clinical trial startup activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase is also due to facility-related costs associated with the build-out of our new headquarters and laboratory in Seattle, Washington.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal and accounting services.
For the three months ended March 31, 2021, general and administrative expenses were $5.2 million, compared to $3.6 million for the three months ended March 31, 2020.  The increase in general and administrative expenses during the three months ended March 31, 2021 was primarily due to increases in personnel-related costs and professional service fees as we continue to grow our operations, along with facility related costs associated with the build-out of our new headquarters in Seattle, Washington.
Other income (loss), net

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Interest income	$3	$434	$(431)	(99)%
Foreign exchange gains/(losses)	(5)	15	(20)	(133)%
Other expenses	—	(20)	20	(100)%
Total other income (loss), net	$(2)	$429	$(431)	(100)%
The decrease in interest income during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 of $0.4 million is due primarily to a decrease in interest rates.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $13.4 million and $6.4 million of cash flows during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $347.8 million, working capital of $172.9 million, and cash and cash equivalents of $178.4 million.

Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(13,358)	$(6,440)
Investing activities	(1,089)	(107)
Financing activities	282	3,390
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(11)
Net change in cash, cash equivalents and restricted cash	$(14,165)	$(3,168)

Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase is also due to facility related costs associated with the build-out of our new headquarters in Seattle, Washington.
Net cash used in investing activities
For the three months ended March 31, 2021 and 2020, cash used in investing activities consisted primarily of acquiring laboratory equipment and office furnishings.
Net cash provided by financing activities
For the three months ended March 31, 2021 and 2020, net cash provided by financing activities was primarily the result of proceeds from stock option exercises.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2021, we had approximately $178.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:
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
Contractual Obligations and Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. As a result of the lease amendment executed in March 2021, as discussed in Note 4, Leases in the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, future operating lease payments through 2026 have increased by $1.9 million.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our significant accounting policies during the three months ended March 31, 2021.
Recent Accounting Pronouncements
See Note 2(g), Recently issued and recently adopted accounting standards in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

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
Changes in internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended March 31, 2021, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.

Part II. Other Information
Item 1.    Legal Proceedings
We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property or others. We are not presently a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.    Risk Factors
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
•Our business is heavily dependent on the success of our Neoleukin platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
•Our clinical trials or those of any future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•Our approach to the discovery and development of our therapeutic treatments is based on de novo protein design technology which is unproven and may not result in marketable products.
•We rely on and expect to continue to rely on third parties to conduct certain of our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.

•We rely on and expect to continue to rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
•The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and clinical trial activities.
•If we are not able to obtain, maintain, and enforce patent protection for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, development and commercialization of our product candidates may be adversely affected.

Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be adversely affected. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2021, we had approximately $178.4 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the potential delays in our preclinical studies, our development programs and our clinical trial activities due to the effects of the COVID-19 pandemic;
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
We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the three-months ended March 31, 2021 and March 31, 2020, we reported net losses of $14.9 million and $8.6 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $33.3 million and $69.4 million, respectively. As of March 31, 2021, we had an accumulated deficit since inception of $347.8 million.

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
Our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, undertaking preclinical studies and early clinical development activities, and, prior to the merger, developing small molecule drug candidates and conducting clinical trials of rosiptor. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.
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
• the effects of the COVID-19 pandemic on our business and financial results;
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

We are in the early stages of our development efforts. We have no products on the market and all of our product candidates, including NL-201, are still in early clinical, preclinical or drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. If we do not receive regulatory approvals for clinical testing and commercialization of our product candidates, we may not be able to continue our operations.
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

•product-related side effects experienced by patients in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
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
Our business is heavily dependent on the success of our Neoleukin platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
Our business is heavily dependent on our ability to obtain regulatory approval of and then successfully launch and commercialize our product candidates. We have invested a significant portion of our efforts and financial resources in the development of our proprietary system of advanced computational algorithms and methods for the design of functional de novo proteins, which we refer to as our Neoleukin platform, with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Our lead product candidate, NL-201, is a Neoleukin de novo protein derived from our Neoleukin platform. However, NL-201 and our other product candidates are still in early stages of development. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications or patient populations that are not as broad as we intended or desired, approve more limited indications than requested, or require distribution restrictions or strong safety language, such as contraindications or boxed warnings. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
Our current or future clinical trials or those of any future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or an Institutional Review Board, or IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. We designed NL-201 to mimic the therapeutic activity of the cytokine interleukin-2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity cause by the preferential binding of native IL-2 and native IL-15 to cells that co-express the alpha subunit known as CD25. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome.
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
While we have had favorable preclinical study results related to NL-201, we are still in the early stages of product development of NL-201. Our approach may be unsuccessful in moving NL-201 through clinical development, discovering additional product candidates, and NL-201 or any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
To date, NL-201 is our only product candidate currently being tested in a clinical trial, and testing is in the early stages. We have not tested any of our other product candidates in any clinical trials. We may ultimately discover that our Neoleukin platform and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue, or they may trigger immune responses that inhibit the activity of the product candidate or that cause adverse side effects in humans. We may spend substantial funds attempting to mitigate these properties and may never succeed in doing so. In addition, product candidates based on our Neoleukin platform may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our Neoleukin platform and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways.
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
All of our product candidates are in early clinical, preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the success of later-stage clinical trials. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing, and we have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.
Commencement of our future clinical trials is subject to finalizing the trial design and receiving approval from the FDA to proceed with clinical testing or similar approval from the EMA or other comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA, EMA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.
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
•regulators or institutional review boards, ethics committees, FDA, EMA or other applicable regulatory authorities, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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
Interim, preliminary, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim, preliminary, and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects.
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
In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability to include covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, increased the minimum rebate due for innovator drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and capped the total rebate amount for innovator drugs at 100% of AMP. The Affordable Care Act and subsequent legislation and regulation also revised the definition of AMP for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices. Furthermore, the Affordable Care Act imposes a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products. Substantial provisions affecting compliance were enacted, which may affect our business practices with healthcare practitioners, and a significant number of provisions are not yet, or have only recently become, effective. Certain provisions of the Affordable Care Act have been subject to judicial and Congressional challenges to repeal or replace certain aspects of the Affordable Care Act. Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Affordable Care Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Affordable Care Act unconstitutional in its entirety. Pending appeals, which could take some time, the Affordable Care Act is still operational in all respects. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act. Because of the continued uncertainty about the implementation of Affordable Care Act, including the potential for further legal challenges or repeal of Affordable Care Act, we cannot quantify or predict with any certainty the likely impact of the Affordable Care Act or its repeal on our business, prospects, financial condition or results of operations.
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
The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.
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
We have never marketed a drug before. If we are able to identify and develop or acquire a product candidate that is ultimately approved for sale but are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue.
We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical drug products and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In addition, NL-201 is our only product candidate in clinical development, and such clinical development is in the early stages. If we are able to successfully advance NL-201 through clinical development or to identify and establish other product candidates and advance them through clinical development, in order to market any products that may ultimately be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.
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
Risks Related to Our Reliance on Third Parties
We rely on and expect to continue to rely on third parties to conduct certain of our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.
We currently rely and intend to continue to rely in the future on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates. Because we rely on and intend to continue to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality, and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. These investigators, CROs, and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with Good Clinical Practices, or GCPs, including for designing, conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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
We rely on and expect to continue to rely on third-party manufacturers and suppliers to supply components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic. Additionally, raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price. There can be no assurance that our preclinical and clinical development product supplies will not be limited, available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.
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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the outbreak of COVID-19 has spread across the globe and has resulted in extended shutdowns of businesses in the United States, Canada and many other countries and has had ripple effects to businesses around the world. Global health concerns, such as COVID-19, could also result in adverse effects to our manufacturing operations. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
Risks Related to Our Business and Operations
The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical and clinical development activities.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, has evolved into a global pandemic. As a result of the COVID-19 pandemic, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and clinical trial activities, including:
•delays or disruptions in preclinical development activities, including non-clinical experiments and investigational new drug application-enabling good laboratory practice standard toxicology studies due to unforeseen circumstances in supply chain;
•interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact timelines for regulatory submission, trial initiation, and regulatory approval;
•interruption or delays in our CROs and collaborators meeting expected deadlines or complying with regulatory requirements related to preclinical development activities, preclinical studies, and clinical trial activities;
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
•diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and clinical trials, including the diversion of hospitals serving as clinical trial sites and potential clinical trial sites, and hospital staff supporting the conduct of clinical trial activities;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and planned clinical study endpoints;
•limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies and clinical trial activities, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions; and
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.
These and other factors arising from the COVID-19 pandemic could worsen in countries afflicted with COVID-19, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies and clinical trial activities and our business generally, and could have a material adverse impact on our operations and financial condition and results.
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
The extent to which the COVID-19 pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies and clinical trial activities and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, the potential for a second pandemic after it is contained, travel restrictions and actions to address the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.
As of March 31, 2021, we had approximately 78 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
We currently maintain product liability insurance coverage for our clinical trials, but the amount may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage for each new clinical trial we begin and if we successfully commercialize any product candidate. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.
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
As of December 31, 2020, we had U.S. net operating losses, or NOLs, of $58.1 million, for federal tax purposes, for which we have recorded a full valuation allowance, and R&D credit carryovers of $1.0 million, which may be offset by future taxable income. These NOLs and tax credit carryforwards will expire in various years beginning in 2028, if not utilized. Unused losses incurred in taxable years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal NOLs (particularly those generated in taxable years beginning after December 31, 2020) in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. Utilization of the NOLs will be subject to an annual limitation due to historical or future ownership changes rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. In addition, if we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside of our control, the tax benefits related to the NOLs may be limited or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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
The exclusive forum provisions in our certificate of incorporation and bylaws may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.
Our certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our certificate of incorporation, or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended, or the Securities Act, inasmuch as Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
In April 2020, we amended and restated our bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
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
We may become a "large accelerated filer" and have to comply with more rigorous disclosure and reporting requirements and regulations.
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
We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Number	Description

EX-10.1	Second Amendment to Lease, dated March 24, 2021, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC

EX-31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

EX-31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

EX-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: May 12, 2021	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)