Form 10-Q
period 2021-06-30
Neoleukin Therapeutics, Inc.
filed 2021-08-05
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, there were 42,425,071 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2021
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$164,235	$192,556
Other current assets	3,261	1,966
Total current assets	167,496	194,522

Property and equipment, net	6,113	3,570
Operating lease right-of-use assets	11,244	10,154
Intangible asset, net	238	347
Other non-current assets	1,932	1,926
Total assets	$187,023	$210,519

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,407	$7,181
Operating lease liabilities	1,073	659
Finance lease liabilities	104	49
Total current liabilities	7,584	7,889

Non-current operating lease liabilities	12,300	11,306
Non-current finance lease liabilities	68	108
Total liabilities	19,952	19,303

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of June 30, 2021 and December 31, 2020; issued and outstanding, 42,419,129 as of June 30, 2021 and 42,196,296 as of December 31, 2020.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of June 30, 2021 and December 31, 2020; issued and outstanding, 0 as of June 30, 2021 and December 31, 2020.	—	—
Additional paid-in capital	529,956	524,022
Accumulated deficit	(362,885)	(332,806)
Total stockholders’ equity	167,071	191,216
Total liabilities and stockholders’ equity	$187,023	$210,519
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$9,824	$4,843	$19,506	$10,341
General and administrative	5,300	4,926	10,566	8,499
Total operating expenses	15,124	9,769	30,072	18,840
Other income (loss), net	(5)	23	(7)	452
Net loss	$(15,129)	$(9,746)	$(30,079)	$(18,388)
Net loss per share – basic and diluted	$(0.27)	$(0.20)	$(0.55)	$(0.37)
Basic and diluted weighted average common shares outstanding	55,026,404	49,392,533	54,985,639	49,280,492
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(30,079)	$(18,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,338	1,705
Depreciation and amortization	560	390
Amortization of operating lease right-of-use assets	494	531
Loss on disposal of property and equipment	—	173
Write-off of right-of-use asset upon lease termination	—	113
Unrealized foreign exchange gain	—	(21)
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(1,614)	(870)
Accounts payable and accrued liabilities	(1,157)	1,230
Operating lease right-of-use assets	—	(169)
Operating lease liabilities	(176)	72
Net cash used in operating activities	(26,634)	(15,234)

Investing activities
Purchase of property and equipment	(2,280)	(1,079)
Net cash used in investing activities	(2,280)	(1,079)

Financing activities
Proceeds from exercise of stock options	376	3,695
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	219	—
Payment on finance lease obligations	(2)	(4)
Net cash provided by financing activities	593	3,691

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	3
Net change in cash, cash equivalents, and restricted cash during the period	(28,321)	(12,619)
Cash, cash equivalents, and restricted cash, beginning of period	193,434	143,093

Cash, cash equivalents, and restricted cash, end of period	$165,113	$130,474

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining ROU asset	1,584	9,614
Purchases of property and equipment unpaid at period-end	419	405
Offering costs unpaid at period-end	—	255
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—
Stock-based compensation	—	—	2,420	—	2,420
Net loss	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$(347,756)	$178,968
Shares issued upon exercises of stock options	25,124	—	95	—	95
Issuance of shares under Employee Stock Purchase Plan	22,972	—	219	—	219
Shares issued upon vesting of restricted stock units	45,000	—	—	—	—
Stock-based compensation	—	—	2,918	—	2,918
Net loss	—	—	—	(15,129)	(15,129)
Balances, June 30, 2021	42,419,129	$—	$529,956	$(362,885)	$167,071
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	37,996,849	$—	$441,216	$(299,529)	$141,687
Shares issued upon exercises of stock options	376,311	—	3,392	—	3,392
Shares issued upon vesting of restricted stock units	13,000	—	—	—	—
Stock-based compensation	—	—	683	—	683
Net loss	—	—	—	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$—	$445,291	$(308,171)	$137,120
Shares issued upon exercises of stock options	98,882	—	303	—	303
Shares issued upon vesting of restricted stock units	1,500	—	—	—	—
Stock-based compensation	—	—	1,022	—	1,022
Net loss	—	—	—	(9,746)	(9,746)
Balances, June 30, 2020	38,486,542	$—	$446,616	$(317,917)	$128,699
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of operations
Neoleukin Therapeutics, Inc. (“Neoleukin” or “the Company”) is a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Neoleukin uses sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins.
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2021, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
(c)Leases
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of June 30, 2021.

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
(d)Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.
At June 30, 2021, and December 31, 2020, the Company had $156.3 million and $108.3 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
(e)Earnings (loss) per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents such as outstanding stock options and unvested restricted stock units are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of June 30, 2021 and June 30, 2020 were 12,663,010 and 10,925,481, respectively, and are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable after 61 days' notice for nominal cash consideration.
(f)Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Awards subject to performance-based vesting requirements are expensed utilizing a graded vesting model if achievement of the performance criteria is determined to be probable. The Company accounts for forfeitures as they occur. The Company utilizes newly issued shares to satisfy option exercises and the vesting of RSUs.
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

(g)Recently issued and recently adopted accounting standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 “Simplifying the Accounting for Income Taxes.” The objective of this ASU is to improve areas of GAAP by removing certain exceptions permitted by Accounting Standards Codification (“ASC”) Topic 740 - Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 became effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a prospective basis. The adoption of this ASU did not have a material impact on the Company's financial condition, results of operations, cash flows, and financial statement disclosures.
3. Cash, cash equivalents, and restricted cash
Restricted cash, included in other non-current assets in the condensed consolidated balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$164,235	$192,556
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$165,113	$193,434
4. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has a lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. The lease commenced on January 15, 2020 and expires on February 1, 2029, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of up to $9.5 million. As of June 30, 2021, there was a tenant improvement allowance receivable of $1.3 million recorded in other current assets related to reimbursable build-out costs incurred by the Company.
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
As of June 30, 2021, and December 31, 2020, the Company’s operating lease right-of-use assets were $11.2 million and $10.2 million, respectively.  As of June 30, 2021, and December 31, 2020, the Company’s finance lease right-of-use assets were $0.3 million and $0.3 million, respectively.

5. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the total number of shares of common stock issued and outstanding was 42,419,129 and 42,196,296, respectively.
As of June 30, 2021, the Company also has pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time, with 61 days' notice, for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed consolidated statement of operations as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,409	$346	$2,427	$629
General and administrative expenses	1,509	676	2,911	1,076
Total stock-based compensation expense	$2,918	$1,022	$5,338	$1,705
Total unrecognized compensation expense for all stock-based compensation plans was $29.5 million as of June 30, 2021. This expense is expected to be recognized over a weighted average remaining vesting period of 2.91.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected volatility	89.12%	93.61%	89.19%	92.09%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	5.94	5.82	5.95	5.91
Risk free rate	1.07%	0.41%	1.00%	0.56%

(c)Stock options
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2020	6,846,289	$6.42	8.71	$53,127
Options granted	1,050,300	$12.29
Options exercised	(116,861)	$3.21
Options cancelled/forfeited	(73,375)	$11.25
Outstanding at June 30, 2021	7,706,353	$7.22	8.43	$26,289
Exercisable as of June 30, 2021	2,487,966	$5.14	7.57	$12,422
During the six months ended June 30, 2021, 116,861 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.2 million. During the six months ended June 30, 2020, 475,193 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $2.4 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and June 30, 2020 was $8.99 and $7.84 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	186,500	$8.19
Restricted stock units granted	70,000	$12.94
Restricted stock units vested	(83,000)	$7.27
Restricted stock units forfeited	—	$—
Non-vested at June 30, 2021	173,500	$10.54
During the six months ended June 30, 2021, the Company granted 50,000 RSUs which vest based on certain performance conditions in two equal tranches. Each RSU entitles the holder to receive one share of the Company's common stock when the RSU vests. Twenty-five thousand of such performance-based RSUs vested during the six months ended June 30, 2021 as the related performance condition was met. Related stock-based compensation expense recognized was $0.3 million. The remaining 25,000 RSUs are not currently considered probable to vest. As such, expense of $0.3 million related to this tranche remained unrecognized as of June 30, 2021.

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
For the six months ended June 30, 2021, the Company issued 22,972 shares of common stock at a purchase price per share of $9.53 under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the six months ended June 30, 2021 was $0.2 million.
6. Earnings (loss) per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Outstanding stock options	7,706,353	5,613,337	7,706,353	5,613,337
Restricted stock units	173,500	131,000	173,500	131,000
Shares issuable under 2020 ESPP	29,102	18,011	29,102	18,011
	7,908,955	5,762,348	7,908,955	5,762,348

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
Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Existing protein engineering methods generally involve the modification of native proteins. With our proprietary platform we design completely new protein structures from the ground up, capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to deliver greater therapeutic benefit. De novo protein cytokine mimetics have the capacity to be receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.
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
On May 5, 2021 we announced dosing the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. The Phase 1 study is planned to enroll up to 120 patients with advanced, relapsed or refractory solid tumors. Patients will receive monotherapy, intravenous NL-201 and may continue treatment until disease progression. The trial will assess safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity. When the recommended dose and schedule are determined, we expect to enroll indication-specific expansion cohorts of patients with renal cell carcinoma and melanoma. The trial will be conducted at multiple sites in North America and Australia.
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

Due to the COVID-19 pandemic, we were investigating the application of our de novo protein technology to prevent or treat SARS-CoV-2 infection, and, in November 2020, we announced the publication of our scientific work in the journal Science detailing the creation of NL-CVX1, a de novo protein decoy that is specifically designed to block infection of SARS-CoV-2, the virus causing the ongoing COVID-19 pandemic. Our findings demonstrated that NL-CVX1 blocks infection of human cells in vitro, even when a high viral burden is used. Furthermore, intranasal administration of NL-CVX1 protected Syrian hamsters from a lethal dose of SARS-CoV-2. In June 2021, in response to the evolving COVID-19 therapeutic landscape, including the widespread availability of effective vaccines, we suspended plans to advance this research program into clinical trials.
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
COVID-19 Impact
The COVID-19 pandemic continues to impact worldwide economic activity and poses a continued health risk. During this unprecedented time, protecting the health and well-being of our employees and community is a top priority. In addition, we are focused on maintaining continuity of our research, development and business activities while balancing potential impacts from the COVID-19 pandemic.
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Beginning in the first quarter of 2021, our offices reopened, with many employees returning to working in person in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC"). Business-critical research and development work has continued throughout the pandemic, adhering to employee safety guidelines. We continually assess our work policies and monitor guidance from the state and the CDC in order to determine any changes to work practices.

Results of Operations
Operating Expenses
The following table summarizes our operating loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$9,824	$4,843	$4,981	103%	$19,506	$10,341	$9,165	89%
General and administrative	5,300	4,926	374	8%	10,566	8,499	2,067	24%
	$15,124	$9,769	$5,355	55%	$30,072	$18,840	$11,232	60%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three and six months ended June 30, 2021, research and development expenses were $9.8 million and $19.5 million, respectively, compared to $4.8 million and $10.3 million for the three and six months ended June 30, 2020, respectively. The increase in research and development expenses during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily due to increased expenses incurred from IND-enabling and clinical trial activities related to our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase was also due to facility-related costs associated with the build-out of our new headquarters and laboratory in Seattle, Washington.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three and six months ended June 30, 2021, general and administrative expenses were $5.3 million and $10.6 million, respectively, compared to $4.9 million and $8.5 million for the three and six months ended June 30, 2020, respectively.  The increase in general and administrative expenses during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, was primarily due to increases in personnel-related costs and facility-related costs associated with the build-out of our new headquarters in Seattle, Washington during the first half of 2021. The increase was partially offset by higher costs incurred in the second quarter of 2020 associated with the termination of our Vancouver, Canada office lease.
Other income (loss), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Interest income	$5	$47	$(42)	(89)%	$8	$480	$(472)	(98)%
Foreign exchange gains/(losses)	1	(5)	6	(120)%	(4)	11	(15)	(136)%
Other expenses	(11)	(19)	8	(42)%	(11)	(39)	28	(72)%
Total other income (loss), net	$(5)	$23	$(28)	(122)%	$(7)	$452	$(459)	(102)%
The decrease in interest income during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020, is primarily due to a decrease in interest rates.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $26.6 million and $15.2 million of cash flows during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $362.9 million, working capital of $159.9 million, and cash and cash equivalents of $164.2 million.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(26,634)	$(15,234)
Investing activities	(2,280)	(1,079)
Financing activities	593	3,691
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	3
Net change in cash, cash equivalents and restricted cash	$(28,321)	$(12,619)

Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2021 increased compared to the six months ended June 30, 2020 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase is also due to personnel-related costs and facility-related costs associated with the build-out of our new headquarters in Seattle, Washington.
Net cash used in investing activities
For the six months ended June 30, 2021 and 2020, cash used in investing activities consisted primarily of acquiring laboratory equipment and office furnishings.
Net cash provided by financing activities
For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was primarily the result of proceeds from stock option exercises and our Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2021, we had approximately $164.2 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:

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
Contractual Obligations and Commitments
Our future minimum contractual commitments were reported in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. As a result of the lease amendment executed in March 2021, as discussed in Note 4, Leases in the Notes to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, future operating lease payments through 2026 increased by $1.9 million.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2021.
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
Changes in internal control over financial reporting. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated any changes in our internal control over financial reporting during the period ended June 30, 2021, and has concluded that there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act.

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
•The continued impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical development activities and clinical trial activities.
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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2021, we had approximately $164.2 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the six months ended June 30, 2021 and June 30, 2020, we reported net losses of $30.1 million and $18.4 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $33.3 million and $69.4 million, respectively. As of June 30, 2021, we had an accumulated deficit since inception of $362.9 million.

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
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, our IND for NL-201 was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for NL-201, other future product candidates may be subject to clinical holds in the future. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Risks Related to Our Business and Operations
The continued impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical and clinical development activities.
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
As of June 30, 2021, we had approximately 92 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management, advisors, and other specialized personnel. We currently do not maintain key person insurance on any of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies related to our Neoleukin Platform, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

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

We may be subject to claims by third parties claiming ownership of what we regard as our own intellectual property, which may prevent, delay or otherwise interfere with our product discovery and development efforts
Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims.
In addition, third parties may from time to time make claims over what we regard as our intellectual property, or we may get into disputes with licensors or licensees of our intellectual property rights over the interpretation of the license terms. If a third party claims that we infringe, misappropriate or otherwise violate our intellectual property rights, we may face a number of issues, including, but not limited to:

•infringement and other intellectual property claims that, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages plus the patent owner’s attorneys’ fees;
•a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights or proprietary technology to us, which it is not required to do, on commercially reasonable terms or at all;
•if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our product candidates;
•the requirement that we redesign our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time; and
•there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.
Our licensors may have the right to terminate their license agreements with us or pursue damages or other legal remedies. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful and could result in a finding that such patents are unenforceable or invalid.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the Canadian Intellectual Property Office, or CIPO, the European Patent Office, or EPO, or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, CIPO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. Any of the foregoing could have a material adverse effect on our business financial condition, results of operations and prospects.
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

Intellectual property rights do not necessarily provide sufficient protection of our technology or address all potential threats to any competitive advantage we may have.
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
•It is possible that there are prior public disclosures that could invalidate our owned or exclusively licensed patents, as the case may be, or parts of our owned or exclusively licensed patents.
•It is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our product candidates or technology similar to ours.
•It is possible that our owned or exclusively licensed patents or patent applications omit one or more individuals that should be listed as inventors or include one or more individuals that should not be listed as inventors, which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable or such omitted individuals may grant licenses to third parties.
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
•We have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing products that are outside the scope of our patents.
•We may not develop additional proprietary technologies that are patentable.
•The patents of others may have an adverse effect on our business.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and exclusive licenses.
The growth of our business may depend in part on our ability to acquire, license or use third-party proprietary rights.
For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
We sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Even if we hold such an option, we may be unable to negotiate a license from the institution within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program.
The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business financial condition, results of operations and prospects could suffer.
Some intellectual property that we have in-licensed may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
Inventions contained within some of our in-licensed patents and patent applications may have been made using U.S. government funding or other non-governmental funding. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act, and implementing regulations. We rely on our licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting, an obligation associated with in-licensed patents and patent applications. The failure of our licensors to meet their obligations may lead to a loss of rights or the unenforceability of relevant patents. For example, the government could have certain rights in such in-licensed patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf for non-commercial purposes. In addition, our rights in such in-licensed government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations and prospects significantly.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits

Number	Description

EX-31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

EX-31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

EX-32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: August 5, 2021	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)