Form 10-Q
period 2021-09-30
Neoleukin Therapeutics, Inc.
filed 2021-11-04
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2021, there were 42,428,134 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2021
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$154,924	$192,556
Other current assets	1,574	1,966
Total current assets	156,498	194,522

Property and equipment, net	6,257	3,570
Operating lease right-of-use assets	11,008	10,154
Intangible asset, net	183	347
Other non-current assets	1,988	1,926
Total assets	$175,934	$210,519

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,774	$7,181
Operating lease liabilities	1,118	659
Finance lease liabilities	104	49
Total current liabilities	8,996	7,889

Non-current operating lease liabilities	12,004	11,306
Non-current finance lease liabilities	68	108
Total liabilities	21,068	19,303

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of September 30, 2021 and December 31, 2020; issued and outstanding, 42,428,134 as of September 30, 2021 and 42,196,296 as of December 31, 2020.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of September 30, 2021 and December 31, 2020; issued and outstanding, 0 as of September 30, 2021 and December 31, 2020.	—	—
Additional paid-in capital	533,197	524,022
Accumulated deficit	(378,331)	(332,806)
Total stockholders’ equity	154,866	191,216
Total liabilities and stockholders’ equity	$175,934	$210,519
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating loss
Research and development	$9,896	$6,216	$29,402	$16,557
General and administrative	5,556	3,860	16,122	12,359
Gain on sale of Aquinox Canada	—	(7,826)	—	(7,826)
Total operating loss	15,452	2,250	45,524	21,090
Other income (loss), net	6	1	(1)	453
Net loss	$(15,446)	$(2,249)	$(45,525)	$(20,637)
Net loss per share – basic and diluted	$(0.28)	$(0.04)	$(0.83)	$(0.41)
Basic and diluted weighted average common shares outstanding	55,087,777	54,121,676	55,020,059	50,896,014
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(45,525)	$(20,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,548	3,393
Depreciation and amortization	916	578
Amortization of operating lease right-of-use assets	730	784
Loss on disposal of property and equipment	—	180
Write-off of right-of-use asset upon lease termination	—	113
Changes in operating assets and liabilities:
Other current assets and other non-current assets	36	(5,026)
Accounts payable and accrued liabilities	332	5,125
Operating lease right-of-use assets	—	(169)
Operating lease liabilities	(427)	313
Net cash used in operating activities	(35,390)	(15,346)

Investing activities
Purchase of property and equipment	(2,867)	(1,566)
Net cash used in investing activities	(2,867)	(1,566)

Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of commissions of $4.6 million	—	71,675
Payment of offering costs	—	(355)
Proceeds from exercise of stock options	408	4,576
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	219	—
Payment on finance lease obligations	(2)	(49)
Net cash provided by financing activities	625	75,847

Net change in cash, cash equivalents, and restricted cash during the period	(37,632)	58,935
Cash, cash equivalents, and restricted cash, beginning of period	193,434	143,093

Cash, cash equivalents, and restricted cash, end of period	$155,802	$202,028

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining ROU asset	1,584	10,618
Purchases of property and equipment unpaid at period-end	297	271
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—
Stock-based compensation	—	—	2,420	—	2,420
Net loss	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$(347,756)	$178,968
Shares issued upon exercises of stock options	25,124	—	95	—	95
Issuance of shares under Employee Stock Purchase Plan	22,972	—	219	—	219
Shares issued upon vesting of restricted stock units	45,000	—	—	—	—
Stock-based compensation	—	—	2,918	—	2,918
Net loss	—	—	—	(15,129)	(15,129)
Balances, June 30, 2021	42,419,129	$—	$529,956	$(362,885)	$167,071
Shares issued upon exercises of stock options	7,505	—	31	—	31
Shares issued upon vesting of restricted stock units	1,500	—	—	—	—
Stock-based compensation	—	—	3,210	—	3,210
Net loss	—	—	—	(15,446)	(15,446)
Balance, September 30, 2021	42,428,134	$—	$533,197	$(378,331)	$154,866
The accompanying notes form an integral part of these condensed consolidated financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2019	37,996,849	$—	$441,216	$(299,529)	$141,687
Shares issued upon exercises of stock options	376,311	—	3,392	—	3,392
Shares issued upon vesting of restricted stock units	13,000	—	—	—	—
Stock-based compensation	—	—	683	—	683
Net loss	—	—	—	(8,642)	(8,642)
Balances, March 31, 2020	38,386,160	$—	$445,291	$(308,171)	$137,120
Shares issued upon exercises of stock options	98,882	—	303	—	303
Shares issued upon vesting of restricted stock units	1,500	—	—	—	—
Stock-based compensation	—	—	1,022	—	1,022
Net loss	—	—	—	(9,746)	(9,746)
Balances, June 30, 2020	38,486,542	$—	$446,616	$(317,917)	$128,699
Issuance of common stock and pre-funded warrants, net of commissions and offering expenses	3,262,471	—	71,320	—	71,320
Shares issued upon exercises of stock options	106,077	—	882	—	882
Shares issued upon vesting of restricted stock units	21,500	—	—	—	—
Stock-based compensation	—	—	1,688	—	1,688
Net loss	—	—	—	(2,249)	(2,249)
Balance, September 30, 2020	41,876,590	$—	$520,506	$(320,166)	$200,340
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2021, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for a full year.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of September 30, 2021.

For leases of office space and equipment, the Company has elected to not separate the lease components from the non-lease components.
For leases with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.
(d)Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and other liabilities, approximate their fair values because of their nature and/or short maturities.
At September 30, 2021, and December 31, 2020, the Company had $152.4 million and $108.3 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
(e)Earnings (loss) per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents such as outstanding stock options and unvested restricted stock units are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of September 30, 2021 and September 30, 2020 were 12,663,010 and are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable after 61 days' notice for nominal cash consideration.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$154,924	$192,556
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$155,802	$193,434
4. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has a lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. The lease commenced on January 15, 2020 and expires on February 1, 2029, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of up to $9.5 million, which had been fully utilized as of September 30, 2021.
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

The Company had a lease agreement for approximately 10,946 square feet of office space in Vancouver, Canada. On June 30, 2020, the Company entered into a lease amendment agreement. Under the amended agreement, the lease term expired on June 30, 2020, and the Company paid an early termination fee of $0.5 million. The Company accounted for the lease amendment as a lease termination which resulted in an extinguishment of the lease liability and the write-off of the related right-of-use asset. After incurring additional expenses included in the termination fee, the Company recognized a loss of $0.3 million on the termination of the lease, which was recorded in general and administrative expenses in the nine months ended September 30, 2020. In addition, the Company wrote-off leasehold improvements and other property and equipment associated with the lease and incurred a loss on disposal of $0.2 million in the nine months ended September 30, 2020.

As of September 30, 2021, and December 31, 2020, the Company’s operating lease right-of-use assets were $11.0 million and $10.2 million, respectively.  As of September 30, 2021, and December 31, 2020, the Company’s finance lease right-of-use assets were $0.2 million and $0.3 million, respectively.
5. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the total number of shares of common stock issued and outstanding was 42,428,134 and 42,196,296, respectively.
As of September 30, 2021, the Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time, with 61 days' notice, for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
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
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed consolidated statement of operations as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$1,423	$571	$3,850	$1,200
General and administrative expenses	1,787	1,117	4,698	2,193
Total stock-based compensation expense	$3,210	$1,688	$8,548	$3,393
Total unrecognized compensation expense for all stock-based compensation plans was $35.9 million as of September 30, 2021. This expense is expected to be recognized over a weighted average remaining vesting period of 2.97 years.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	89.17%	94.84%	89.18%	93.86%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.07	6.07	6.03	6.02
Risk free rate	0.83%	0.34%	0.89%	0.42%

(c)Stock options
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2020	6,846,289	$6.42	8.71	$53,127
Options granted	3,019,749	$8.85
Options exercised	(124,366)	$3.28
Options cancelled/forfeited	(122,534)	$11.14
Outstanding at September 30, 2021	9,619,138	$7.16	8.53	$18,377
Exercisable as of September 30, 2021	3,134,157	$5.90	7.58	$9,339
During the nine months ended September 30, 2021, 124,366 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. During the nine months ended September 30, 2020, 581,270 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $2.8 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and September 30, 2020 was $6.49 and $8.69 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	186,500	$8.19
Restricted stock units granted	70,000	$12.94
Restricted stock units vested	(84,500)	$7.20
Restricted stock units forfeited	(1,500)	$12.00
Non-vested at September 30, 2021	170,500	$10.59
During the nine months ended September 30, 2021, the Company granted 50,000 RSUs which vest based on certain performance conditions in two equal tranches. Each RSU entitles the holder to receive one share of the Company's common stock when the RSU vests. Twenty-five thousand of such performance-based RSUs vested during the nine months ended September 30, 2021 as the related performance condition was met. Related stock-based compensation expense recognized was $0.3 million. The remaining 25,000 RSUs are not currently considered probable to vest. As such, expense of $0.3 million related to this tranche remained unrecognized as of September 30, 2021.

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
For the nine months ended September 30, 2021, the Company issued 22,972 shares of common stock at a purchase price per share of $9.53 under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the nine months ended September 30, 2021 was $0.2 million. As of September 30, 2021, $0.2 million of employee contributions are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.
6. Earnings (loss) per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Outstanding stock options	9,619,138	6,767,930	9,619,138	6,767,930
Restricted stock units	170,500	186,500	170,500	186,500
Shares issuable under 2020 ESPP	24,965	18,011	24,965	18,011
	9,814,603	6,972,441	9,814,603	6,972,441

7. Sale of Aquinox Canada

On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc. (“Aquinox Canada”) to an unrelated third party for cash consideration of $8.2 million. The Company concluded that the sale did not meet the criteria for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As of the date of sale, Aquinox Canada’s remaining assets included intellectual property and other assets developed through past research and development activities, all of which had no book value. The transaction resulted in a net gain on sale of $7.8 million, after deducting $0.4 million in transaction costs, which was recorded as a reduction of operating loss in the Company’s condensed consolidated statement of operations. The sale of Aquinox Canada triggered a significant capital loss carryforward for tax purposes. However, most of the capital loss carryforward was limited by the prior ownership change under Section 382 of the Internal Revenue Code. The remaining unlimited portion of the capital loss carryforward was subject to a full valuation allowance as the Company had determined that it was more likely than not that the benefit of the loss would not be realized.

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
In addition to our ongoing Phase 1 clinical trial of NL-201 for advanced solid tumors, we plan to initiate a Phase 1 clinical trial in hematological malignancies in 2022.
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
Based upon our current operating plan, we believe our cash-on-hand will be sufficient to fund operations into the second half of 2023.
COVID-19 Impact
The COVID-19 pandemic continues to impact worldwide economic activity and poses a continued health risk. During this unprecedented time, protecting the health and well-being of our employees and community is a top priority. In addition, we are focused on maintaining continuity of our research, development, and business activities while balancing potential impacts from the COVID-19 pandemic.
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Beginning in the first quarter of 2021, our offices reopened, with some employees returning to working in person in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC") and applicable regulations. Business-critical research and development work has continued throughout the pandemic, adhering to employee safety guidelines. We continually assess our work policies and monitor federal, state, and local guidance and regulations in order to determine any changes to work practices.

Results of Operations
Operating Loss
The following table summarizes our operating loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Research and development	$9,896	$6,216	$3,680	59%	$29,402	$16,557	$12,845	78%
General and administrative	5,556	3,860	1,696	44%	16,122	12,359	3,763	30%
Gain on sale of Aquinox Canada	—	(7,826)	7,826	(100)%	—	(7,826)	7,826	(100)%
Total operating loss	$15,452	$2,250	$13,202	587%	$45,524	$21,090	$24,434	116%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three and nine months ended September 30, 2021, research and development expenses were $9.9 million and $29.4 million, respectively, compared to $6.2 million and $16.6 million for the three and nine months ended September 30, 2020, respectively. The increase in research and development expenses during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily due to increased expenses incurred from clinical trial activities related to our lead product candidate, NL-201, personnel-related costs, and in connection with the advancement of other Neoleukin technologies. The increase was also due to facility-related costs associated with the build-out of our new headquarters and laboratory in Seattle, Washington.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three and nine months ended September 30, 2021, general and administrative expenses were $5.6 million and $16.1 million, respectively, compared to $3.9 million and $12.4 million for the three and nine months ended September 30, 2020, respectively.  The increase in general and administrative expenses during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily due to increases in personnel-related costs and facility-related costs associated with the build-out of our new headquarters in Seattle, Washington during 2021. The increase was partially offset by higher costs incurred in the second quarter of 2020 associated with the termination of our Vancouver, Canada office lease.
Gain on sale of Aquinox Canada
The gain relates to the sale of Aquinox Canada during the three months ended September 30, 2020. The gain of $7.8 million recognized is the total consideration of $8.2 million, less transaction costs of $0.4 million.

Other income (loss), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Interest income	$6	$7	$(1)	(14)%	$14	$487	$(473)	(97)%
Foreign exchange gains/(losses)	—	(2)	2	(100)%	(3)	9	(12)	(133)%
Other expenses	—	(4)	4	(100)%	(12)	(43)	31	(72)%
Total other income (loss), net	$6	$1	$5	500%	$(1)	$453	$(454)	(100)%
The decrease in interest income during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, is primarily due to a decrease in interest rates.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $35.4 million and $15.3 million of cash flows during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $378.3 million, working capital of $147.5 million, and cash and cash equivalents of $154.9 million.
On November 4, 2021, we entered into an at-the-market equity offering sales agreement with BofA Securities, Inc. (“BofA”), pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $40 million through BofA, as sales agent.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(35,390)	$(15,346)
Investing activities	(2,867)	(1,566)
Financing activities	625	75,847
Net change in cash, cash equivalents, and restricted cash	$(37,632)	$58,935

Net cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase is also due to personnel-related costs and facility-related costs associated with the build-out of our new headquarters in Seattle, Washington.

Net cash used in investing activities
For the nine months ended September 30, 2021 and 2020, cash used in investing activities consisted primarily of acquiring laboratory equipment and office furnishings.
Net cash provided by financing activities
For the nine months ended September 30, 2021, net cash provided by financing activities was primarily the result of proceeds from stock option exercises and our Employee Stock Purchase Plan. For the nine months ended September 30, 2020, net cash provided by financing activities consisted primarily of the proceeds received in our offering of common stock and pre-funded warrants of $71.3 million, net of underwriting discounts and commissions and offering costs.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2021, we had approximately $154.9 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations into the second half of 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:
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
•the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta variant;
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2021.
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

Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2021, we had approximately $154.9 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We are a biotechnology company with a limited operating history. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the nine months ended September 30, 2021 and September 30, 2020, we reported net losses of $45.5 million and $20.6 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $33.3 million and

$69.4 million, respectively. As of September 30, 2021, we had an accumulated deficit since inception of $378.3 million.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, has evolved into a global pandemic. As a result of the COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta variant, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and clinical trial activities, including:
•delays or disruptions in preclinical development activities, including non-clinical experiments and investigational new drug application-enabling GLP standard toxicology studies due to unforeseen circumstances in supply chain;
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
As of September 30, 2021, we had approximately 98 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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

We may be subject to claims by third parties claiming ownership of what we regard as our own intellectual property, which may prevent, delay or otherwise interfere with our product discovery and development efforts.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics such as the COVID-19 pandemic and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.
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
We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed a shelf registration statement covering the sale of up to $400.0 million of any combination of our common stock, preferred stock, debt securities, or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, including the exercise of outstanding options and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our stockholders. New investors could also gain rights, preferences, and privileges senior to those of holders of our common stock.
Pursuant to our 2014 Equity Incentive Plan, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers, and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. Future option grants and issuances of common stock under our 2014 Equity Incentive Plan may have an adverse effect on the market price of our common stock.
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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 4, 2021	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	/s/ Robert Ho
Robert Ho Chief Financial Officer (Principal Financial and Accounting Officer)