Form 10-K
period 2021-12-31
Neoleukin Therapeutics, Inc.
filed 2022-03-01
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $322.8 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. This excludes an aggregate of 7,444,418 shares of the registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 42,493,971 shares of the registrant’s Common Stock issued and outstanding as of February 28, 2022.
_________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”).

NEOLEUKIN THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2021
Except as otherwise indicated herein or as the context otherwise requires, references in this report to, “the Company,” “we,” “us,” “our” and similar references refer to Neoleukin Therapeutics, Inc. (formerly Aquinox Pharmaceuticals, Inc.), a Delaware corporation. The name “Neoleukin” is a trademark of the Company in the United States. This report also contains references to registered marks, trademarks and trade names of other companies that are property of their respective holders. All other trademarks, registered marks and trade names appearing in this report are the property of their respective holders.

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
Item 1. Business.
Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Existing protein engineering treatments generally involve the modification of native proteins. With our proprietary platform, which we refer to as our Neoleukin platform, we design new protein scaffolds from the ground up, capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to deliver greater therapeutic benefit. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer and inflammatory conditions. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, and targeting to tumor or inflamed tissues.
Our lead product candidate, NL-201, is a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer, including renal cell carcinoma, or RCC, melanoma, and hematological malignancies, while limiting the toxicity caused by the preferential binding of native IL-2 and IL-15 to non-target cells. In preclinical studies, a closely-related precursor to NL-201 demonstrated higher levels of activity and lower toxicity in multiple murine solid tumor syngeneic models as compared to recombinant, native IL-2.
De Novo Protein Design Technology
Our Neoleukin platform uses a set of advanced computational algorithms and methods to design functional de novo proteins. A protein is generally defined as one or more chains of covalently-linked amino acids – totaling at least 50 amino acids – that assemble into a 3-dimensional structure. Human cells contain tens of thousands of different proteins; however this is still only a small subset of all possible amino acid sequences that can be assembled to form a protein. While protein engineering to date has largely been conducted through the modification of native proteins, with our Neoleukin platform we are able to explore the full sequence space, guided by the physical principles that underlie protein folding, and design functional proteins from the ground up. Our de novo proteins fit the above definition of a protein, but, unlike native proteins, are designed using our proprietary computational algorithms and methods. Successful de novo protein design is a cutting-edge process that requires both the advanced computational tools and deep insight into how a sequence of amino acids will fold into a stable 3-dimensional protein.
To design a Neoleukin de novo cytokine mimetic using our Neoleukin platform, we begin with an accurate model of the biological target. This is typically a high-resolution crystal structure but may instead be a computationally-modeled structure. Then, critical points of contact between molecular interfaces are identified so that essential interactions can be maintained or strengthened, and undesirable interactions can be avoided. Next, we use a computational algorithm to build idealized 3-dimensional topologies of the biological target and the Neoleukin de novo cytokine mimetic. Finally, we use a separate computational algorithm to select amino acids for each position within the idealized 3-dimensional topologies that maximizes interactions at the desired interface and the thermodynamic stability of the resulting protein. These amino acid sequences are then expressed in bacteria, tested in our laboratory, and further modified to optimize the final sequence. The resulting protein is unlike anything that exists in nature and can be fine-tuned to improve on the desired biological activity.

While we are currently focused on the design of Neoleukin de novo cytokine mimetics, we believe this approach could be used broadly to widen the therapeutic window and improve drug-like characteristics of therapeutic proteins, including chemical stability, pharmacokinetic properties, or novel routes of administration. Furthermore, we believe that the Neoleukin platform can also be used to generate de novo proteins that inhibit activation of specific receptors, a property that could be valuable for treatment of inflammatory or autoimmune conditions. Computational design of therapeutic proteins is in a very early stage of development. The potential is vast, and we are focused on continuing to improve the technology and realizing the tremendous potential of de novo protein design to improve human health.
Our Strategy
Our business model is focused on three primary goals:
•Develop proprietary de novo protein immunotherapies for the treatment of cancer and inflammatory conditions;
•Become the leader in de novo protein design for therapeutic applications by strengthening our intellectual property, including know-how; and
•Collaborate with leading biotechnology, pharmaceutical, and academic partners to expand the scope and application of our platform.
The key elements of our strategy are:
•Rapidly advance NL-201 to clinical proof-of-concept. NL-201 is our lead product candidate and we believe it is the first entirely de novo therapeutic protein to be evaluated in a clinical setting. In 2021, we initiated a Phase 1 clinical trial in patients with advanced, relapsed, or refractory solid tumors. The Phase 1 trial is currently ongoing with interim data expected in the second half of 2022. We also plan to expand our ongoing trial of NL-201 by adding a combination arm with Merck's KEYTRUDA® (pembrolizumab) in mid-2022. In addition, we plan to initiate a Phase 1 clinical trial in hematological malignancies with NL-201 in 2022.
•Generate preclinical data for additional product candidates. Our research activities are currently focused on the development of novel de novo cytokine receptor agonists and antagonists to expand our pipeline. We are currently optimizing and evaluating several early research projects as potential clinical candidates. We initially intend to develop de novo protein therapeutics to address significant unmet medical needs in oncology, inflammation, and autoimmune indications.
•Expand the capabilities of the Neoleukin platform. De novo protein design is in the early stages of development and has the potential to generate therapeutics to treat a wide range of human diseases. We believe that there will be a rapid evolution in the enabling technology, such that it will be feasible to design more complex and dynamic proteins in the future. We intend to devote a significant amount of resources to building our talent, methods, and infrastructure in order to position Neoleukin as a leader in the design and development of de novo protein therapeutics.
•Build partnerships to leverage the Neoleukin platform. There is substantial interest in the field of de novo protein design for therapeutic applications. We intend to seek partners that can provide additional resources and expertise to further advance our pipeline and broaden our potential targets. We may also strategically pursue one or more collaborations to design, out-license, or co-develop de novo proteins.
NL-201
Our lead product candidate, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while enhancing binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201, demonstrated substantial antitumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in the NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates, as well as initiated a first in-human clinical trial. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with cell therapy to expand and maintain populations of transplanted CAR-T and natural killer, or NK, cells.

IL-2 is one of the few immuno-oncology drugs with demonstrated activity as a single agent. IL-2 has a confirmed mechanism of action for treating tumors; however, it has encountered issues as a therapeutic due to the biased activation of cells that contain CD25. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. Preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, while preferential activation of CD25-expressing regulatory T cells can inhibit anti-cancer immune responses. Due to IL-2’s potential for high toxicity, with vascular leak syndrome and cytokine storm being frequent side effects, and reduced efficacy over time, its use as a therapeutic has been limited. Further, low-dose treatments have generally been insufficient to demonstrate therapeutic activity.
While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor signaling while eliminating binding to CD25. Instead of modifying native IL-2, computational methods were used to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding. As opposed to traditional recombinant protein therapeutics, de novo proteins are entirely novel sequences with limited homology to native proteins. While there is a potential that patients may mount an anti-drug immune response against NL-201, we believe that this risk may be mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.
Immunotherapy Market Overview
Over the past several decades, the potential of the immune system to control and/or eliminate cancer has been better understood and appreciated. Immunotherapies, including allogeneic stem cell transplantation, checkpoint inhibitors, and cellular therapies have led to impressive improvements in patient outcomes. Immunotherapy is one of the fastest growing segments of the oncology market and immune checkpoint inhibitors are one of the most widely used classes of cancer immunotherapy. Checkpoint inhibitors promote an anti-cancer immune response by blocking inhibitory signals between cancer cells and the immune microenvironment. Patients with metastatic cancers, who previously had generally poor prognoses, now have the opportunity to achieve durable responses with checkpoint inhibitors. The initial drug in this class, ipilimumab, was approved by the United States Food and Drug Administration, or FDA, in 2011. Since that time, many additional checkpoint inhibitors have been approved by the FDA. In addition to checkpoint inhibitors, other notable cancer immunotherapies expected to improve cancer outcomes over the next decade include bi-specific T-cell engagers, immune agonists, and cellular therapies.
Limitations of Current Treatments
Despite achieving success in a subset of patients, checkpoint inhibitors often fail to control tumor growth. In addition, some patients do not tolerate checkpoint inhibitor therapy regimens. While checkpoint inhibitors work to block the mechanisms by which malignant cells evade immunological surveillance by anti-cancer T cells, they are less effective in patients who lack a favorable tumor microenvironment, expression of the inhibitory ligand, or sufficient tumor-specific antigens. For these patients, novel approaches to immunotherapy are needed that complement and/or enhance checkpoint inhibition. What is needed is a new class of agents that activate immune cells in the tumor microenvironment.
We believe that stimulation of the IL-2 and IL-15 pathways is an attractive approach to generate an anti-cancer immune response because it promotes the proliferation and activation of both CD8+ effector T cells and NK cells. Recombinant human IL-2, or aldesleukin, is a proven therapy and is approved for the treatment of adults with metastatic RCC or metastatic melanoma. However, significant toxicity has resulted in multiple boxed warnings in the labeling, including a requirement that administration occur in the hospital under supervision of an experienced physician. As a result of these toxicities, aldesleukin is not frequently used clinically. In addition, aldesleukin has a relatively modest rate of durable remissions, potentially because it preferentially stimulates the proliferation of regulatory T cells, which can inhibit the antitumor response. We believe there is a clear clinical need for an agent that stimulates an immunological response to cancer with greater selectivity and less toxicity than aldesleukin.
Ongoing Clinical Development
NL-201 is currently being evaluated in a Phase 1 clinical trial in advanced solid tumors. The Phase 1 clinical trial is planned to enroll up to 120 patients with advanced, relapsed, or refractory solid tumors. Patients will receive monotherapy, intravenous NL-201 and may continue treatment until disease progression. The trial is assessing safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity. When the recommended dose and schedule are determined, we expect to enroll indication-specific expansion cohorts of patients with renal cell carcinoma and melanoma. The trial is being conducted at multiple sites in North America and Australia.

In addition to our ongoing Phase 1 clinical trial of NL-201 for advanced solid tumors, we plan to initiate a Phase 1 clinical trial of NL-201 in hematological malignancies in 2022. NL-201 has also shown potential for enhanced antitumor activity in preclinical studies when combined with other therapies such as checkpoint inhibitors, CAR-T cell therapy, and tumor-targeting antibodies. On January 10, 2022, we announced a clinical collaboration with Merck to evaluate NL-201 in combination with KEYTRUDA® (pembrolizumab). We plan to amend the ongoing solid tumor trial in order to add a pembrolizumab combination arm with up to an additional 132 patients.
UW License Agreement
On July 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, entered into an Exclusive License Agreement with the University of Washington, or UW, under which UW (on behalf of itself and Stanford University) granted us an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses may be sublicensed by us without UW’s consent, subject to certain limited conditions. We assumed the benefits and obligations of the Exclusive License Agreement in connection with the completion of the merger of Former Neoleukin into the Company. The Exclusive License Agreement was amended effective as of July 24, 2020 to, among other things, (i) add a jointly owned patent application family directed to de novo cytokine antagonists to the agreement, (ii) specify royalties, milestone payments and sublicense consideration payments payable by Neoleukin for licensed products under certain patent rights related to the jointly owned patent application, (iii) specify the term for achievement of performance milestones for licensed products under certain patents rights related to the jointly owned patent application, and (iv) terminate UW’s right to participate in equity financings. The Exclusive License Agreement was amended a second time, effective as of December 15, 2021 to, among other things, add a second jointly owned patent application family directed to de novo cytokine antagonists to the agreement subject to the same terms of the first jointly owned patent application family.
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
The Exclusive License Agreement will expire upon the expiration of the last valid claim within the licensed patent rights. We may terminate the Exclusive License Agreement upon prior written notice to UW. UW may terminate the Exclusive License Agreement by giving a specified number of days’ notice if we permanently cease operations, become insolvent or similar, or if we challenge the validity of the licensed patent rights. In addition, UW may terminate the Exclusive License Agreement for material breach that is not cured within a specified number of days, which cure period is to be at least doubled if we are proceeding diligently to cure the default.
Other Research Programs
Beyond our initial focus on NL-201, our research team is working on further applying de novo protein design principles to develop therapeutics to address significant unmet medical needs in immuno-oncology, inflammation, and autoimmunity. Our research is powered by our Neoleukin platform, which is our computational framework for developing highly selective, hyper-stable de novo immunomodulatory proteins. Beyond NL-201, we are developing targeted and conditionally active IL-2/IL-15 mimetics, as well as cytokine mimetic programs for other oncology targets. Our research team is also actively applying our Neoleukin platform to generate de novo receptor agonist and antagonist candidates against multiple targets of interest for inflammatory and autoimmune indications. As we validate additional candidates, they will enter our preclinical pipeline.
Due to the COVID-19 pandemic, we investigated the application of our de novo protein technology to prevent or treat SARS-CoV-2 virus infection, and, in November 2020, we announced the publication of our scientific work in the journal Science detailing the creation of NL-CVX1, a de novo protein decoy that is specifically designed to block infection of SARS-CoV-2, the virus which causes the COVID-19 disease. Our findings demonstrated that NL-CVX1 blocks infection of human cells in vitro, even when a high viral burden is used. Furthermore, intranasal administration of NL-CVX1 protected Syrian hamsters from a lethal dose of SARS-CoV-2. In June 2021, in response to the evolving COVID-19 therapeutic landscape, including the widespread availability of effective vaccines, we suspended plans to advance this research program into clinical trials.

Intellectual Property
Our intellectual property strategy is centered around robust protection of our pipeline molecules and enabling technologies. We have licensed rights to patents and patent applications stemming from provisional patent applications that our scientific co-founders authored while they were employees at UW. We have also licensed rights to two provisional patent applications that we jointly own with UW. These patents and patent applications, as applicable, include disclosure and claims encompassing our NL-201 product candidate, the composition of matter of key molecule families, as well as methods of using the computational algorithms that form the basis of our Neoleukin platform. We have secured an exclusive license from UW to develop and commercialize products covered by these patents and patent applications. For NL-201 and related technology, two U.S. patents have issued and will expire in 2039, absent any patent term adjustments or extensions. A third U.S. patent has issued directed to certain targeted Il-2/IL-15 mimetics which will expire in 2039, absent any patent term adjustments or extensions. Additional patent applications are pending in the United States and world-wide. Any patents that may issue from these patent applications in-licensed from UW are expected to expire in 2039, absent any patent term adjustments or extensions. As our product candidate and other programs advance through research and development, we expect to seek to identify and protect new inventions, and we have filed applications on new inventions such as methods of administration and combination therapies.
Also, through our research efforts, we anticipate generating intellectual property covering novel compounds and improvements on existing molecules. We expect that patents that result from this new research will remain Neoleukin’s exclusive property, except to the extent jointly developed with third parties. In addition, our research team is extending and enhancing our computational technology and capabilities. We intend to protect improvements to the Neoleukin platform through a combination of new patent filings and/or the maintenance of trade secrets, as appropriate. We file U.S. non-provisional applications and PCT applications that claim the benefit of the priority date of earlier filed provisional applications, when appropriate. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 153 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications. At the end of the period of 2 1/2 years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first 2 1/2 years of filing.
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

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient, or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the primary factors determining the success of our programs will be the efficacy, safety, and convenience of our product candidates.
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
Commercial Operations
We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that NL-201, or any of our other product candidates, will be approved.
Government Regulation
As a biopharmaceutical company that operates and anticipates seeking approval for pharmaceutical product candidates in the United States, we are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and its implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. Our pharmaceutical product candidates must be approved by the FDA before we can commence clinical trials or market those products in the United States.
Although the discussion below focuses on regulation in the United States, we conduct research activities and anticipate seeking approval for, and marketing of, our products in other countries and regions, such as Canada and Australia. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way through the European Medicines Agency, or EMA, but country-specific regulation remains essential in many respects. The process of obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

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
•submission to the FDA of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may begin;
•approval by an IRB at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with federal regulations and with current good clinical practices, or GCPs, to establish the safety and efficacy of the investigational drug product for each targeted indication;
•development of manufacturing processes to ensure the product candidate’s identity, strength, quality, purity, and potency;
•submission of BLA to the FDA;
•satisfactory completion of an FDA inspection of the manufacturing facilities at which the investigational product is produced to assess compliance with the FDA's Current Good Manufacturing Practice Regulations, or cGMP, and to assure that the facilities, methods and controls are adequate;
•satisfactory completion of FDA inspection of investigator sites; and
•FDA review and approval of the BLA.
With the enactment of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, an abbreviated pathway for the approval of biosimilar and interchangeable biological products was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as interchangeable based on its similarity to an existing reference product. Notwithstanding minor differences in clinically inactive components, biosimilarity sufficient to reference a prior FDA-approved product requires a high similarity to the reference product and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, potency, mechanism of action, conditions of use, route of administration, and dosage formulation. Biosimilarity must be shown through analytical studies, animal studies, and at least one clinical trial, absent a waiver by the FDA.
Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after licensure date of the reference product licensed under a BLA. No application for a biosimilar can be submitted for four years from the licensure date of the reference product. However, certain changes and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest, or other related entity do not qualify for the 12-year exclusivity period.

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
•Phase 3 — Phase 3 clinical trials are controlled clinical trials conducted in an expanded patient population at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the investigational product has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the product, and to provide an adequate basis for product approval. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.
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
Changes to some of the conditions established in an approved application, including changes in indications, labeling, manufacturing processes or facilities, or modification to a REMS, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. Furthermore, should new safety information arise, additional testing, product labeling, or FDA notification may be required.

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
Pediatric Information
Under the Pediatric Research Equity Act, or PREA, BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer.
Fast Track Designation, Accelerated Approval, and Priority Review
A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of BLAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life-threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are more frequent interactions with the FDA and rolling review (submission of portions of an application before the complete marketing application is submitted).
Under Fast Track and the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit.
Based on results of the Phase 3 clinical trial(s) submitted in a BLA, upon the request of an applicant, the FDA may grant the BLA a priority review designation, which sets the target date for FDA action on the application at eight months after the BLA submission. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of twelve months after NDA submission. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.
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

Post-Approval Regulations
After regulatory approval of a biologic is obtained, a company is required to comply with a number of post-approval requirements. For example, as a condition of approval of a BLA, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, as a holder of an approved BLA, a company is required to report adverse reactions and production problems to the FDA, to provide updated safety and efficacy information, and to comply with requirements concerning advertising and promotional labeling for any of its products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to assure and preserve the long-term stability of the drug or biological product. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural and substantive record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon a company and any third-party manufacturers that a company may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
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
After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA approval. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.
Advertising and Promotion
The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion cannot be false or misleading, and product claims must be adequately substantiated. Healthcare providers are permitted to prescribe drugs for “off-label” uses—that is, uses not approved by the FDA and therefore not described in the drug’s labeling—because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under specified conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the U.S. Department of Justice, or DOJ, or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
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
•the institution or organization at which the trial will be conducted, referred to as the “Approving Authority” gives the final approval for the conduct of the trial at the site, having due regard to the advice from the HREC; and
•CTN trials cannot commence until the trial has been notified to the TGA.
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
Clinical trials involve administering the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator. The TGA has developed guidelines for a CTN. Under the CTN process, all material relating to the proposed trial is submitted directly to the HREC of each institution at which the trial is to be conducted. An HREC is an independent review committee set up under guidelines of the Australian National Health and Medical Research Council. The role of an HREC is to ensure the protection of rights, safety and well-being of human subjects involved in a clinical trial by, among other things, reviewing, approving and providing continuing review of trial protocols and amendments, and of the methods and material to be used in obtaining and documenting informed consent of the trial subjects. The TGA is formally notified by submission of a CTN application but does not review the safety of the drug or any aspect of the proposed trial. The approving authority of each institution gives the final approval for the conduct of the clinical trial, having due regard to advice from the HREC. Following approval, responsibility for all aspects of the trial conducted under a CTN application remains with the HREC of each investigator’s institution.
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
Other Healthcare, Data Protection, and Privacy Laws and Compliance Requirements
In the United States, our activities are potentially subject to additional regulation and oversight under other healthcare laws by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, or CMS, other divisions of the HHS (e.g., the Office of Inspector General), the DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These laws include the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for either the referral of an individual, or purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable, in whole or part, under Medicare, Medicaid or another federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor from federal Anti-Kickback Statute liability. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor, however, does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, further strengthened these laws by amending the intent standard under the federal Anti-Kickback Statute and the criminal health care fraud statutes (discussed below), such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).
Federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, including the Medicare and Medicaid programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for off-label, and thus, non-covered, uses.In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data.

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
HIPAA was amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, implementing additional regulations and imposing requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes certain HIPAA standards directly applicable to business associates—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, some state laws may more broadly govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways from HIPPA/HITECH and may not have the same effect, thus complicating compliance efforts.
We may be subject to privacy and data security regulations and legal requirements in the United States, Europe, and throughout the world as it relates to collection, use, disclosure, and protection of personal information that may be broader than as is required under HIPAA or comparable state laws to HIPAA. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protections. Compliance with these laws requires a flexible privacy framework as they are constantly evolving. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs' attorneys have been active in this space.
Also, as we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication, and we may have legal duties to protect that information and, in the event of a security incident, report to affected individuals and government authority.
Other applicable federal, state, and foreign laws related to privacy and data protection, include, without limitation, the following:

•The Federal Trade Commission, or FTC, and state attorneys general enforce consumer protection laws that prohibit unfair and deceptive acts and practices, including Section 5 of the FTC Act, which creates standards for the collection, use, dissemination, and security of health-related and other non-health-related personal information. Individual states have comparable unfair and deceptive acts and practices statutes.
•The California Consumer Privacy Act, or CCPA, came into effect in January 2020 and places increased obligations on businesses, including by requiring covered companies to provide new disclosures to California consumers and provide such consumers certain data protection and privacy rights, including the ability to opt-out of certain sales of personal data. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act, or CPRA, was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022), and modifies the CCPA while also creating a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
•Several states have enacted consumer privacy laws that will take effect in 2023, including: (1) the Virginia Consumer Data Protection Act that gives new data protection rights to Virginia residents and imposes additional obligations on controllers and processors of personal data similar in scope to the CCPA; (2) the Colorado Privacy Act, which is set to take effect on July 1, 2023. As of January 2022, fourteen states have pending legislation under review relating to consumer privacy.
•Domestic laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach.

•European data protection laws will apply to any clinical trial programs we conduct or research collaborations we enter into in the European Economic Area, or the EEA, the United Kingdom, or the UK, or Switzerland. These include European Union, or EU, General Data Protection Regulation 2016/679, or GDPR, which applies extra-territorially and imposes onerous requirements on controllers (e.g., sponsors) and processors (e.g., contract research organizations, laboratories) of personal data, including, for example: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours). The GDPR and comparable UK and Swiss law also prohibits the international transfer of personal data from the EEA/UK/Switzerland to countries outside of those jurisdictions unless made to a country deemed to have adequate data privacy laws by the European Commission (or as applicable under UK/Swiss authority) or where a data transfer mechanism has been put in place. Further, the GDPR provides that countries in the EEA may establish their own laws and regulations further restricting the processing of certain personal data, including genetic data, biometric data, and health data.
•In Canada, the Personal Information Protection and Electronic Documents Act, or PIPEDA, and similar provincial laws may impose obligations with respect to processing personal information, including health-related information. PIPEDA requires companies to obtain an individual’s consent when collecting, using or disclosing that individual’s personal information.
•In Australia, the Privacy Act of 1988 is the primary federal legislation applying to protection of privacy in Australia, applicable to both private and public sectors at the Commonwealth level and outlines Data Subject’s rights, and is supplemented by TGA (Therapeutic Goods Administration).
Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians, physician assistants, certain types of advance practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians, physician assistants, certain types of advance practice nurses and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members.
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

Coverage, Reimbursement, and Pricing
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent that third-party payors provide coverage, and establish adequate reimbursement levels for such drug products. In the United States, third-party payors include federal healthcare programs, state healthcare programs, managed care providers, private health insurers, and other organizations. The process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. NL-201 or our future product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If a drug product is reimbursed under a governmental healthcare program, such as Medicare, Medicaid or TRICARE, additional laws and program requirements will apply.
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
Human Capital Resources
Employees
As of December 31, 2021, we had 91 employees, of whom 25 hold Ph.D. degrees or M.D. degrees and all of which are full time employees. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.
Diversity & Inclusion
We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required annual training to prevent, identify, report, and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation, and advancement at the Company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.
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
Employee Development & Training
We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to in house development and training sessions. Employees are encouraged to attend scientific, clinical, and technological meetings and conferences and have access to the broad resources they need to be successful.
Safety
The safety, health and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we have implemented safety protocols, which are reviewed regularly and revised from time to time based on local and federal guidelines. Since March of 2020, we have made accommodations, including reducing the number and density of people in our facilities, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so and require that employees be fully vaccinated and asymptomatic if they are working on site.
Corporate Information
On August 8, 2019, Former Neoleukin, completed its merger with Aquinox Pharmaceuticals, Inc., or Aquinox, in accordance with the terms of the Agreement and Plan of Merger dated August 5, 2019, or the Merger Agreement by and among Aquinox, Former Neoleukin and Apollo Sub, Inc., a wholly-owned subsidiary of Aquinox. Pursuant to the Merger Agreement, Apollo Sub, Inc. merged with and into Former Neoleukin, with Former Neoleukin surviving the Merger as a wholly-owned subsidiary of Aquinox, referred to herein as the Merger. Upon completion of the Merger, Aquinox was renamed Neoleukin Therapeutics, Inc. and Former Neoleukin was renamed Neoleukin Corporation.

On July 31, 2020, we sold all issued and outstanding capital stock of our Canadian subsidiary, Aquinox Pharmaceuticals (Canada) Inc., or Aquinox Canada, to an unrelated third party. On December 31, 2020, Neoleukin Corporation was merged into Neoleukin Therapeutics, Inc. As a result of these transactions, we have consisted of a single operating company since December 31, 2020.
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
Neoleukin and our other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of Neoleukin Therapeutics, Inc. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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
•The continued impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 disease, could adversely impact our business, including our preclinical development activities and clinical trial activities.
•If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, development and commercialization of our product candidates may be adversely affected.

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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of December 31, 2021, we had approximately $142.5 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of the COVID-19 pandemic;
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the years ended December 31, 2021 and 2020, we reported a net loss of $60.7 million and $33.3 million, respectively. As of December 31, 2021, we had an accumulated deficit since inception of $393.5 million.
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
We have a limited operating history as a company developing therapies using de novo protein design technology, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our acquisition of the former Neoleukin Therapeutics, Inc., our operations to date have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, undertaking preclinical studies and early clinical development activities, and, prior to the merger, developing small molecule drug candidates and conducting clinical trials of rosiptor. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.

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

If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:
•significantly delay, scale back or discontinue clinical trials related to the development or commercialization of any of our current or future product candidates or cease operations altogether;
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
•the clinical development plans we establish for NL-201 and any future product candidates;
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
•the effects of the COVID-19 pandemic on our business and financial results;
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

Risks Related to Discovery, Development, and Commercialization
Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any issues that delay clinical trials or delay and/or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for advanced cancers, i.e. third-line or beyond. When cancer is detected early enough, first-line therapy, usually chemotherapy, surgery, radiation therapy, immunotherapy, hormone therapy, or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current phase 1 clinical trial for NL-201 is in patients who have received one or more prior treatments, and we expect that to be the case for future clinical trials of NL-201. Subsequently, for those of our products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of therapy. Any product candidates we develop, even if approved, may not be successfully approved for earlier lines of therapy, and, prior to any such approvals, we will likely have to conduct additional clinical trials, which are often very lengthy, expensive, and have a significant risk of failure.
Our business is heavily dependent on the success of our Neoleukin platform and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. We have invested a significant portion of our efforts and financial resources in the development of our proprietary system of advanced computational algorithms and methods for the design of functional de novo proteins, which we refer to as our Neoleukin platform, with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Our lead product candidate, NL-201, is a Neoleukin de novo protein derived from our Neoleukin platform. However, NL-201 and our other product candidates are still in early stages of development. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications or patient populations that are not as broad as we intended or desired, approve more limited indications than requested, or require distribution restrictions or strong safety language, such as contraindications or boxed warnings. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
•achieving appropriate reimbursement, pricing, and payment coverage for our product candidates;
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
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by the FDA, EMA or other applicable regulatory authorities. We, the FDA, EMA or other applicable regulatory authorities, or IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. NL-201 was designed to mimic the therapeutic activity of the cytokine interleukin-2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity cause by the preferential binding of native IL-2 and native IL-15 to cells that co-express the alpha subunit known as CD25. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome.
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
We or any collaborators may experience delays in initiating or completing clinical trials or may experience numerous unforeseen events during, or as a result of, any future clinical trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize NL-201 or any future product candidates, including:
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
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, our IND for NL-201 was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for NL-201, NL-201 could be put on clinical hold again, and other future product candidates may be subject to clinical holds in the future. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. The COVID 19 pandemic may also delay clinical trials if there are inadequate clinical resources for sites to safely conduct clinical research. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.
If we are unable to enroll a sufficient number of patients for our clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.
Interim, preliminary, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim or preliminary results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary, or topline data and final data could significantly harm our reputation and business prospects.
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
In the United States in recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented, and to what extent these or any future legislation or regulations by the Biden administration will have on our business or future product candidates. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in establishing their own coverage polices and reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance , which may affect our business practices with healthcare practitioners. Certain provisions of the Affordable Care Act have been subject to judicial and Congressional challenges to repeal or replace certain aspects of the Affordable Care Act.On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the Affordable Care Act and our business, prospects, financial condition or results of operations.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, there has been heightened governmental scrutiny recently over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our future product candidates, if any, may be.
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
Even if we are able to effectively hire a sales force and develop a marketing and sales infrastructure, our sales force and marketing team may not be successful in commercializing our product candidates, which would negatively affect our ability to generate revenue.
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
Our product candidates may face competition from other products that are the same as or similar to ours. If the FDA or comparable foreign regulatory authorities approve biosimilar versions of our product candidates, or such authorities do not grant our products appropriate periods of regulatory exclusivity, the sales of our products could be adversely impacted.
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
A biological product submitted for licensure under a BLA is eligible for a period of exclusivity that commences on the date of its licensure, unless its date of licensure is not considered a date of first licensure because it falls within an exclusion under the PBCIA. Our biological product candidates may qualify for the BPCIA’s 12-year period of exclusivity, but there is a risk that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. There is also a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. For example, there have been efforts to decrease this period of exclusivity to a shorter timeframe—future proposed budgets, international trade agreements, and other arrangements or proposals may affect periods of exclusivity. Most states have enacted substitution laws that permit substitution of only interchangeable biosimilars. The extent to which a highly similar biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we decide to pursue accelerated approval for any of our product candidates, it may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals.
In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For drugs granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition. If any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
Moreover, the FDA may withdraw approval of any product candidate approved under the accelerated approval pathway if, for example:
•the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with such product;
•other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;
•we fail to conduct any required post-approval trial of our product candidate with due diligence; or
•we disseminate false or misleading promotional materials relating to the relevant product candidate.
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
We currently rely and intend to continue to rely in the future on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates. Because we rely on and intend to continue to rely on these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality, and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. Although we have agreements governing the activities of third parties, these investigators, CROs, and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with Good Clinical Practices, or GCPs, including for designing, conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional studies. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the outbreak of COVID-19 has spread across the globe and has resulted in extended shutdowns of businesses in the United States, Canada and many other countries and has had ripple effects to businesses around the world. Global health concerns, such as the COVID-19 pandemic, could also result in adverse effects to our manufacturing operations, including our ability to source raw materials and reagents. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMPs, lot consistency and timely availability of raw materials. For example, certain resins used in the manufacture of biopharmaceuticals have recently experienced limited availability. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product, or provide fill-finish services, to specifications acceptable to the FDA, EMA, or other applicable regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Business and Operations
The continued impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 disease, could adversely impact our business, including our preclinical and clinical development activities.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, is a global pandemic. As a result of the COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies and existing and planned clinical trial activities, including:
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
•diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies and planned clinical trials, including the diversion of hospitals serving as clinical trial sites and potential clinical trial sites, and hospital staff supporting the conduct of clinical trial activities;
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
As of December 31, 2021, we had approximately 91 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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

•the federal Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, certain types of advance practice nurses and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and
•analogous local, state and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; local, state and foreign laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information and/or register their pharmaceutical sales representatives; and local, state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
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
As of December 31, 2021, we had U.S. net operating losses, or NOLs, of $108.2 million, for federal tax purposes, for which we have recorded a full valuation allowance, and R&D credit carryovers of $2.4 million, which may be offset by future taxable income. The R&D credit carryforwards and certain of our NOL carryforwards will expire in various years beginning in 2028, if not utilized. Unused losses incurred in taxable years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely but the deductibility of such federal NOLs (particularly those generated in taxable years beginning after December 31, 2020) in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. Furthermore, utilization of certain of our NOLs and R&D credit carryforwards will be subject to annual limitations on their use as a result of ownership changes under the rules of Sections 382 and 383 of the Internal Revenue Code, or the Code that have historically occurred. Based on our Section 382 analysis to date, we underwent ownership changes in August 2015 and August 2019. As a result of these ownership changes, we believe that certain of our NOLs will be likely to expire before they are able to be utilized under Section 382. In addition, we may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes are outside of our control, and as a result, our ability to utilize NOL and R&D credit carryforwards could become further limited under Sections 382 and 383 and the tax benefits related to our NOLs and R&D credits may be diminished or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Intellectual Property
If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, development and commercialization of our product candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, as amended on October 29, 2020, effective July 24, 2020, and again on December 27, 2021, effective December 15, 2021 we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin platform. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Patents we currently hold, or in the future may obtain, may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our future licensors fail to maintain the patents and patent applications covering our product candidates, our competitive position would be adversely affected.
We may be subject to claims by third parties claiming ownership of what we regard as our own intellectual property, which may prevent, delay or otherwise interfere with our product discovery and development efforts.
Many of our employees, including our senior management, were previously employed at universities or at other biotechnology or biopharmaceutical companies, including our competitors or potential competitors. Some of these employees, including members of our senior management, executed proprietary rights, non-disclosure and non-competition agreements, in connection with such previous employment. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We are not aware of any threatened or pending claims related to these matters or concerning the agreements with our senior management, but in the future litigation may be necessary to defend against such claims. In addition, third parties may from time to time make claims over what we regard as our intellectual property, or we may get into disputes with licensors or licensees of our intellectual property rights over the interpretation of the license terms. If a third party claims that we infringe, misappropriate or otherwise violate their intellectual property rights, we may face a number of issues, including, but not limited to:
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
In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. If a defendant were to prevail on a legal assertion of invalidity and/ or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Defense of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.
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
For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify as necessary or important in our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be nonexclusive, which means our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.
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
•results of clinical trials, including both safety and efficacy, of any of our current or future product candidates or those of our competitors;
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

Our internal computer and information systems, or those used by our CROs, or other contractors or consultants, may fail or suffer security incidents (e.g., cyber-attacks) or other technical failures, which could result in a material disruption of our development programs and may result in extensive and costly legal compliance requirements.
Our de novo protein technology depends on sophisticated computational facilities and storage of vast amounts of data which could be lost or stolen. In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, and other contractors or consultants may become vulnerable to damage from security incidents (such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), natural disasters, terrorism, war, and telecommunication/electrical failures.
While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be significantly delayed.
Our internal and outsourced information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
Although we devote resources to protect our information systems, we realize that cyberattacks resulting in a security incident are a threat, and there can be no assurance of our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing.
Federal, state, and foreign government requirements include obligations of companies to notify regulators and/or individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs. Any failure to prevent or mitigate security breaches or improper access to, use, disclosure or other misappropriation of our data or consumers’ personal data could result in significant legal liability, such as under state breach notification laws, federal law (including HIPAA/HITECH), and international law (e.g., GDPR). Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules and possible government oversight. Our failure to comply with such laws or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member base and revenue. Further, if we are unable to generate or maintain access to essential patient samples or data for our research and development and manufacturing activities for our programs, our business could be materially adversely affected.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. We have registered all currently reserved shares of common stock that we may issue under our equity compensation plans and intend to register in the future any additional reserved or issued shares of common stock. These registered shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. We have also filed a shelf registration statement covering the sale of up to $400.0 million of any combination of our common stock, preferred stock, debt securities, or warrants and may conduct one or more sales of securities pursuant to such registration statement, from time to time. In November 2021, we entered into an ATM “at-the-market” Equity Offering Sales Agreement, or Sales Agreement, with BofA Securities, Inc., or BofA, pursuant to which, from time to time, we may offer and sell through BofA up to $40.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement with BofA could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
Pursuant to our 2014 Equity Incentive Plan, as amended, or 2014 Plan, our compensation committee is authorized to grant equity-based incentive awards to our directors, executive officers, and other employees and service providers, including officers, employees and service providers of our subsidiaries and affiliates. Future option grants and issuances of common stock under our 2014 Plan may have an adverse effect on the market price of our common stock.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Price Range of Our Common Stock
Our common stock is traded on The Nasdaq Global Market under the symbol “NLTX.”
Stockholders
As of February 28, 2022, there were 42,493,971 shares of our common stock outstanding, which were held by 5 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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

Item 6. [Reserved].

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
Results of Operations
Operating Loss
The following table summarizes our operating expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Research and development	$39,162	$24,344	$14,818	61%
General and administrative	21,536	17,210	4,326	25%
Gain on sale of Aquinox Canada	—	(7,826)	7,826	(100)%
Total operating loss	$60,698	$33,728	$26,970	80%
Research and Development Expenses
Research and development expenses consists primarily of costs incurred under arrangements with third parties, such as CROs, manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
Research and development expenses for the year ended December 31, 2021 were $39.2 million compared to $24.3 million for the year ended December 31, 2020. The increase in research and development expenses during the year ended December 31, 2021 was primarily due to increased expenses incurred from clinical trial activities related to our lead product candidate, NL-201, personnel-related costs, and in connection with the advancement of other Neoleukin technologies. The increase was also due to facility-related costs associated with the build-out of our new headquarters and laboratory in Seattle, Washington.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the year ended December 31, 2021, general and administrative expenses were $21.5 million compared to $17.2 million for the year ended December 31, 2020. The increase in general and administrative expenses during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to increases in personnel-related costs.
Gain on sale of Aquinox Canada
The gain relates to the sale of Aquinox Canada in July 2020. The gain of $7.8 million recognized is the total consideration of $8.2 million, less transaction costs of $0.4 million.

Other income, net (in thousands)

	Years Ended December 31,
	2021	2020	$ Change	% Change
Interest income	$19	$490	$(471)	(96)%
Foreign exchange losses	(1)	5	(6)	(120)%
Other expenses	(12)	(44)	32	(73)%
Total other income, net	$6	$451	$(445)	(99)%
Interest income during the year ended December 31, 2021 decreased compared to the year ended December 31, 2020 due to a decrease in interest rates, partially offset by higher money market fund balances for the year ended December 31, 2021.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon sales of common and preferred stock to fund our operations. Our operating activities used $47.6 million and $24.6 million of cash during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $393.5 million, working capital of $135.4 million, and cash and cash equivalents of $142.5 million. We believe that our existing capital resources will be sufficient to fund our operations into the second half of 2023.
On November 4, 2021, we entered into an ATM “at-the-market” Equity Offering Sales Agreement, or the Sales Agreement, with BofA Securities, Inc.,or BofA, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $40.0 million through BofA, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(47,558)	$(24,575)
Investing activities	(3,263)	(2,219)
Financing activities	732	77,135
Net change in cash, cash equivalents and restricted cash	$(50,089)	$50,341
Net cash used in operating activities
Net cash used in operating activities was $47.6 million for the year ended December 31, 2021 compared to $24.6 million for the year ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 due to an increase in operating expenses resulting primarily from expenses incurred in developing our lead product candidate, NL-201, and in connection with the advancement of other Neoleukin technologies. The increase is also due to personnel-related costs and facility-related costs associated with the build-out of our new headquarters in Seattle, Washington.
Net cash used in investing activities
Net cash used in investing activities was $3.3 million for the year ended December 31, 2021 and consisted primarily of acquiring laboratory equipment and office furnishings. Net cash used in investing activities of $2.2 million in the year ended December 31, 2020 consisted primarily of purchases of laboratory and IT equipment.
Net cash provided by financing activities
Net cash provided by financing activities was $0.7 million for the year ended December 31, 2021 compared to $77.1 million in the year ended December 31, 2020. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and our Employee Stock Purchase Plan. For the year December 31, 2020, net cash provided by financing activities consisted primarily of net proceeds received in our offering of common stock and pre-funded warrants of $71.3 million, net of underwriting discounts and commissions and offering costs.

Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2021, we had approximately $142.5 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations into the second half of 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:
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
•the potential delays in our preclinical studies, our development programs and our existing and planned clinical trials due to the effects of the COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2021 (in thousands):

	TOTAL	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations (1)	$19,198	$2,657	$2,718	$2,781	$2,845	$2,806	$5,391
Finance lease obligations	137	64	64	4	4	1	—
	$19,335	$2,721	$2,782	$2,785	$2,849	$2,807	$5,391
1.Operating lease obligations reflect remaining minimum commitments for our office and laboratory spaces in Seattle, Washington. Please see Note 6, Leases in the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information pertaining to operating lease commitments.
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

Milestone, Royalty-Based, and Other Commitments
We have an exclusive license agreement with UW, under which UW (on behalf of itself and Stanford University) granted us an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are sublicensable without UW’s consent, subject to certain limited conditions.
As consideration for the licensed rights, we issued shares of common stock to UW, which upon the Merger were exchanged for 188,974 shares of our common stock and 4,197 shares of our non-voting convertible preferred stock. Such convertible preferred shares were subsequently converted into 419,700 shares of our common stock in November 2019.
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
While our significant accounting policies are described in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
Research and Development Expenses
Research and development costs are charged to expense as incurred and include, but are not limited to, employee-related expenses, including salaries, benefits, and stock-based compensation, expenses incurred under agreements with CROs that conduct clinical trials and preclinical studies, the cost of acquiring, developing and manufacturing clinical trial materials, costs incurred in relation to purchase of technology licenses and patent rights, facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations.
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
Stock-Based Compensation
We measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which services are provided in exchange for the award, generally the vesting period. Share-based payments vest either upon service or performance conditions. We account for forfeitures as they occur. All share-based payments to employees are recognized in the consolidated financial statements based upon their respective grant-date fair values.

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

Recent Accounting Pronouncements
See Note 2(n), Recently issued and recently adopted accounting standards in the Notes to Consolidated Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
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
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neoleukin Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neoleukin Therapeutics, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Seattle, Washington
March 1, 2022

We have served as the Company's auditor since 2020.

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$142,467	$192,556
Other current assets	1,522	1,966
Total current assets	143,989	194,522

Property and equipment, net	6,452	3,570
Operating lease right-of-use asset	10,766	10,154
Intangible asset, net	128	347
Other non-current assets	1,928	1,926
Total assets	$163,263	$210,519

Liabilities
Current liabilities
Accounts payable and other liabilities	$7,415	$7,181
Operating lease liability	1,166	659
Finance lease liability	55	49
Total current liabilities	8,636	7,889

Non-current operating lease liability	11,696	11,306
Non-current finance lease liability	67	108
Total liabilities	20,399	19,303

Stockholders’ equity
Common stock, $0.000001 par value - authorized, 100,000,000 as of December 31, 2021 and December 31, 2020; issued and outstanding, 42,457,471 as of December 31, 2021 and 42,196,296 as of December 31, 2020.	—	—
Preferred stock, $0.000001 par value - authorized, 5,000,000 as of December 31, 2021 and December 31, 2020; issued and outstanding, 0 as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	536,362	524,022
Accumulated deficit	(393,498)	(332,806)
Total stockholders’ equity	142,864	191,216
Total liabilities and stockholders’ equity	$163,263	$210,519
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating loss
Research and development	$39,162	$24,344
General and administrative	21,536	17,210
Gain on sale of Aquinox Canada	—	(7,826)
Total operating loss	60,698	33,728
Other income, net	6	451
Net loss	$(60,692)	$(33,277)
Net loss per common stock - basic and diluted	$(1.10)	$(0.64)
Basic and diluted weighted average number of common stock outstanding	55,041,662	51,825,022
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(60,692)	$(33,277)
Adjustments to reconcile net loss used in operating activities:
Stock-based compensation	11,557	5,622
Depreciation and amortization	1,306	785
Amortization of right-of-use asset	971	1,036
Loss on disposal of property and equipment	—	180
Write-off of right-of-use asset upon lease termination	—	113
Changes in operating assets and liabilities:
Other current assets and non-current assets	129	(2,481)
Accounts payable and accrued liabilities	(142)	3,018
Operating lease right-of-use assets	—	(169)
Operating lease liabilities	(687)	598
Net cash used in operating activities	(47,558)	(24,575)

Investing activities
Purchases of property and equipment	(3,263)	(2,219)
Net cash used in investing activities	(3,263)	(2,219)

Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of commissions of $4.6 million	—	71,675
Payment of offering costs	—	(355)
Proceeds from exercise of stock options	411	5,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	372	199
Payment on finance lease obligations	(51)	(49)
Net cash provided by financing activities	732	77,135

Net change in cash, cash equivalents, and restricted cash during the year	(50,089)	50,341
Cash, cash equivalents, and restricted cash at beginning of year	193,434	143,093

Cash, cash equivalents, and restricted cash at end of year	$143,345	$193,434

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining right-of-use asset	$1,584	$10,364
Purchase of property and equipment unpaid at period end	$412	$36
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Amount	Amount	Amount	Amount
Balances, December 31, 2019	37,996,849	$—	$441,216	$(299,529)	$—	$141,687
Issuance of common stock and pre-funded warrants, net of commissions and offering expenses of $4,930	3,262,471	—	71,320	—	—	71,320
Common stock issued upon exercises of stock options	882,624	—	5,665	—	—	5,665
Common stock issued upon vesting of restricted stock units	36,000	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	18,352	—	199	—	—	199
Stock-based compensation	—	—	5,622	—	—	5,622
Net loss	—	—	—	(33,277)	—	(33,277)
Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$—	$191,216
Common stock issued upon exercises of stock options	124,928	—	411	—	—	411
Common stock issued upon vesting of restricted stock units	84,500	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	51,747	—	372	—	—	372
Stock-based compensation	—	—	11,557	—	—	11,557
Net loss	—	—	—	(60,692)	—	(60,692)
Balances, December 31, 2021	42,457,471	$—	$536,362	$(393,498)	$—	$142,864
The accompanying notes form an integral part of these consolidated financial statements

NEOLEUKIN THERAPEUTICS, INC.
Notes to Consolidated Financial Statements
1. Nature of operations
Neoleukin Therapeutics, Inc. (“Neoleukin” or the “Company”) is a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Neoleukin uses sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. The Company’s lead product candidate, NL-201, is a combined IL-2 and IL-15 agonist designed to eliminate alpha receptor binding.

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
In July 2020, the Company sold all of the issued and outstanding capital stock of Aquinox Pharmaceuticals (Canada) (“Aquinox Canada”) to an unrelated third party, as further described in Note 13, Sale of Aquinox Canada. On December 31, 2020, Neoleukin Corporation, the Company's wholly owned subsidiary, was merged into the Company. As a result, the Company has consisted of a single operating company without any subsidiaries since December 31, 2020.
(b) Use of estimates and assumptions
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, estimated useful lives utilized in the amortization and depreciation of property, plant and equipment and intangible assets, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of December 31, 2021.
For leases of office space, the Company has elected to not separate the lease components from the non-lease components.
For leases of office space with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.
(d) Cash, cash equivalents, and restricted cash
All highly liquid investments with maturities of three months or less at the date of acquisition are considered to be cash equivalents.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$142,467	$192,556
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$143,345	$193,434
(e) Property and equipment
Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years. Expenditures for maintenance and repairs are expensed as incurred.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as of December 31, 2021 and 2020.
(f) Earnings (loss) per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of December 31, 2021 and 2020 of 12,663,010 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time for a nominal cash consideration.
(g) Intangible assets subject to amortization
Long-lived intangible assets are recorded at the acquired cost and amortized using the straight-line method over their estimated useful life.
The intangible asset is tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recognizes an impairment loss when carrying amount is not recoverable and the estimated fair value of the intangible asset is less than its carrying value. Based on management’s assessment there were no indicators of impairment of intangible assets as of December 31, 2021 and 2020.
(h) Income taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the differences between events that have been recognized in the Company’s consolidated financial statements and the tax bases of assets and liabilities and tax carryforwards recognized at enacted tax rates. The measurement of deferred tax assets is reduced, if necessary, to the amount more likely than not to be realized by a valuation allowance.
Investment tax credits relating to scientific research and experimental development are accounted for as a reduction in operating expenses. They are recorded in the period when there is reasonable assurance the credits will be realized. If investment tax credit amounts subsequently received are less or more than originally recorded, the difference is treated as a change in estimate.
(i) Research and development costs
Research and development costs are charged to expense as incurred and include items such as: employee related expenses, including salaries, stock-based compensation, and benefits, expenses incurred under agreements with contract research organizations that conduct clinical trials and preclinical studies, the cost of acquiring, developing, and manufacturing clinical trial materials, facilities, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, and other supplies and costs associated with clinical trials, preclinical activities, and regulatory operations.

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
(j) Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Awards subject to performance-based vesting requirements are expensed utilizing a graded vesting model if achievement of the performance criteria is determined to be probable. The Company accounts for forfeitures as they occur. The Company utilizes newly issued shares to satisfy option exercises, the vesting of RSUs, and Employee Stock Purchase Plan purchases.
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
(k) Segment reporting
The Company operates in one segment, the research and development of de novo protein therapeutics using sophisticated computational algorithms and methods to address unmet medical needs. The Company's primary areas of focus are in oncology, inflammation, and autoimmunity. The Company’s operations and its assets are held in the United States.
(l) Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, approximate their fair values because of their nature and/or short maturities.
At December 31, 2021, and December 31, 2020, the Company had $140.9 million and $108.3 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
(m) Concentration of credit risk
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
(n) Recently issued and recently adopted accounting standards
In December 2019, the FASB issued ASU 2019-12 “Simplifying the Accounting for Income Taxes”. The objective of the standard is to improve areas of GAAP by removing certain exceptions permitted by ASC Topic 740-- Income Taxes and clarifying existing guidance to facilitate consistent application. ASU 2019-12 is effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this standard on January 1, 2021 on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the Company's financial condition, results of operations, cash flows, and financial statement disclosures.

3. Property and equipment, net
Property and equipment, net consist of the following (in thousands):

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Laboratory equipment	$6,237	$1,006	$5,231
Furniture, fixtures, and IT equipment	1,850	629	1,221
	$8,087	$1,635	$6,452

	December 31, 2020
	Cost	Accumulated Amortization	Net Book Value
Laboratory equipment	$3,402	$426	$2,976
Furniture, fixtures, and IT equipment	753	159	594
	$4,155	$585	$3,570
Depreciation expense on property and equipment totaled $1.1 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

4. Intangible asset, net
The following table summarizes intangible asset (in thousands):

	December 31,
	2021	2020
Cost	$659	$659
Accumulated amortization	(531)	(312)
Net intangible asset	$128	$347

Intangible asset, net includes an assembled workforce that was acquired in 2019 and is being amortized over its expected life. Amortization expense was $0.2 million for each of the years ended December 31, 2021 and 2020. The amortization period has been established as 3 years based on management's judgement. The Company will recognize $0.1 million of amortization expense in fiscal year 2022.

5. Accounts payable and other liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Trade accounts payable	$526	$1,323
Accrued clinical and preclinical expenses	2,399	1,687
Accrued compensation and vacation	3,263	3,244
Other accrued liabilities	1,227	927
	$7,415	$7,181

6. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has an operating lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit in accordance with the terms of the lease. The lease term commenced on January 15, 2020 and payments of rent obligations began on February 1, 2021. The lease is scheduled to expire on February 1, 2029, with the option to extend the lease for two five-year terms. The lease provides for a tenant improvement allowance of up to $9.5 million, which is included in the base rent, and has been fully utilized as of December 31, 2021. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating, tax expenses, and utilities costs for the building.
The Company has an operating lease agreement for approximately 6,272 square feet of laboratory and office space in Seattle, Washington, for research and development and related uses. In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026, unless terminated earlier, with the option to extend the lease for an additional 28-month term. The execution of this amendment was accounted for as a modification to the lease due to the extension of the lease term and an increase in lease payments, and the Company recorded an increase in the lease liability and related right-of-use asset of $1.6 million.
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
As of December 31, 2021, and December 31, 2020, the Company’s operating lease right-of-use assets were $10.8 million and $10.2 million, respectively. As of December 31, 2021, and December 31, 2020, the Company's finance lease right-of use-assets, included within property and equipment on the consolidated balance sheet, were $0.2 million and $0.3 million, respectively.
The components of the lease expense were as follows (in thousands):

	December 31,
	2021	2020
Finance lease cost
Amortization of right-of-use asset	$49	$46
Interest on lease liabilities	12	14
Operating lease cost	2,535	2,368
Short term lease cost	40	348
Variable lease cost	2,161	321
Total net lease cost	$4,797	$3,097
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021	2020
Weighted average remaining lease term—finance leases	2.70 years	2.45 years
Weighted average remaining lease term—operating leases	6.86 years	7.97 years
Weighted average discount rate—finance leases	6.98%	7.11%
Weighted average discount rate—operating leases	12.42%	12.88%

Supplemental cash flow information related to leases was as follows (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,249	$460
Cash paid for amounts included in the measurement of finance lease liabilities	$63	$60
The calculation of the present value of the operating lease payments for the Blaine lease did not include the option to extend the lease for two five-year terms.
At December 31, 2021, the future payments under the Company’s operating and finance lease liabilities were as follows (in thousands):

	Finance Lease	Operating Lease
2022	$64	$2,657
2023	64	2,718
2024	4	2,781
2025	4	2,845
2026	1	2,806
Thereafter	—	5,391
Total undiscounted lease payments	137	19,198
Less: imputed interest	(15)	(6,336)
Total lease liabilities	122	12,862
Less: current portion	(55)	(1,166)
Non-current lease liabilities—December 31, 2021	$67	$11,696

7. Stockholders’ equity
(a) Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 per share as of December 31, 2021. As of December 31, 2021, and 2020, the total number of shares of common stock issued and outstanding was 42,457,471, and 42,196,296, respectively.
The Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock as of December 31, 2021. The pre-funded warrants are exercisable at any time, with 61 days' notice, for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
On November 4, 2021, the Company entered into an ATM “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. As of December 31, 2021, no sales of common stock had been made pursuant to the Sales Agreement.
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
(b) Preferred stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share. As of December 31, 2021 and 2020, 0 shares of preferred stock were issued or outstanding.

(c) Stock option plan
The 2014 Equity Incentive Plan (“2014 Plan”), as amended and restated on May 13, 2021, became effective in March 2014 and is the successor to and continuation of the Joint Canadian Stock Option Plan (the “2006 Plan”). No further grants will be made under the 2006 Plan. The 2014 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards, and other forms of equity awards to employees, directors, and consultants.
As of December 31, 2021, the maximum number of shares of common stock that may be issued under the 2014 Plan was 11,264,787. The number of shares of common stock reserved for issuance under the 2014 Plan will be increased by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2021, there were 23,958 shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and ending on and including January 1, 2030, by 4.00% of the sum of (A) the total number of shares of capital stock and (B) the total number of shares of common stock subject to pre-funded warrants, in each case outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. On January 1, 2022, the number of shares of common stock reserved under the 2014 Plan was increased by 2,204,819 shares. All stock options granted pursuant to the 2014 Plan have a contractual term of ten years. All awards granted to date are equity classified and subject to either service or performance based vesting, typically over a period of one to four years.
The number of shares available to be granted under the 2014 Plan was 5,040,300 and 6,037,532 as of December 31, 2021 and 2020, respectively.
Stock options
A summary of the Company's stock option activity and related information for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2020	6,846,289	$6.42	8.71	$53,127
Options granted	3,346,049	$8.70
Options exercised	(124,928)	$3.28
Options cancelled/forfeited	(1,103,465)	$7.31
Outstanding at December 31, 2021	8,963,945	$7.20	8.32	$6,912
Exercisable as of December 31, 2021	3,665,224	$5.99	7.45	$4,729
During the year ended December 31, 2021, 124,928 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. During the year ended December 31, 2020, 882,624 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $6.0 million. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $6.37 and $8.70 per share, respectively.
The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2021	2020
Expected volatility	89%	93%
Expected dividends	0%	0%
Expected terms (years)	6.03	6.02
Risk free rate	0.93%	0.42%

Restricted stock units
A summary of the Company's restricted stock unit activity and related information for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	186,500	$8.19
Restricted stock units granted	70,000	$12.94
Restricted stock units vested	(84,500)	$7.20
Restricted stock units forfeited	(40,000)	$12.70
Non-vested at December 31, 2021	132,000	$9.97

During the year ended December 31, 2021, the Company granted 50,000 RSUs, which vest based on certain performance conditions in two equal tranches. Twenty-five thousand of such performance-based RSUs vested during the year ended December 31, 2021 as the related performance condition was met. Related stock-based compensation expense recognized was $0.3 million. The remaining 25,000 RSUs were forfeited prior to December 31, 2021. Each vested RSU entitles the holder to receive one share of the Company's common stock.
(d) Stock-based compensation
Stock-based compensation expense is classified in the consolidated statements of operations as follows (in thousands):

	December 31,
	2021	2020
Research and development expenses	$5,095	$1,999
General and administrative expenses	6,462	3,623
Total stock-based compensation expense	$11,557	$5,622
Total unrecognized compensation for all stock-based compensation was $29.6 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 2.84 years.
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
During the year ended December 31, 2021, the Company issued 22,972 shares of common stock at a price per share of $9.53 and 28,775 of shares of common stock at a price per share of $5.33, respectively, under the 2020 ESPP. During the year ended December 31, 2020, the Company issued 18,352 shares of common stock at a price per share of $10.84. Cash received from the purchases under the 2020 ESPP for the years ended December 31, 2021 and 2020 was $0.4 million and $0.2 million, respectively. As of December 31, 2021 and 2020, employee contributions included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet were immaterial.

8. Other income, net
Other income is presented for all periods (in thousands):

	December 31
	2021	2020
Interest income	$19	$490
Foreign exchange gains (losses)	(1)	5
Other expenses	(12)	(44)
	$6	$451

9. Net loss per common stock
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	December 31,
	2021	2020
Outstanding stock options	8,963,945	6,848,289
Restricted stock units	132,000	186,500
Shares issuable under 2020 ESPP	53,446	22,521
	9,149,391	7,057,310

10. Income taxes
Income tax recovery varies from the amounts that would be computed by applying the expected U.S. federal income tax rate (21%) as shown in the following table:

	December 31,
	2021	2020
Statutory federal income tax rate	(21.0)%	(21.0)%
Foreign rate differential	—	(0.1)
Stock-based compensation	2.0	1.8
Disposal of Aquinox Canada	—	(5.2)
Change in valuation allowance	21.2	26.5
Expiration of NOLs (section 382)	—	0.5
Tax credits	(2.2)	(2.5)
Income tax recovery	—%	—%

Net loss before taxes (in thousands):	Years Ended December 31,
	2021	2020
Canada	$—	$(522)
U.S.	(60,692)	(32,755)
Total	$(60,692)	$(33,277)

Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
U.S. net operating losses	$22,863	$12,328
Research and development deductions and credits	2,414	1,040
Intangibles	457	422
Lease liability	2,701	2,513
Stock-based compensation	1,695	717
Other	186	162
Total deferred tax assets:	30,316	17,182
Deferred income tax liabilities
Right-of-use assets	2,261	2,132
Other	287	157
Total deferred tax liabilities	2,548	2,289
Net deferred income tax assets	27,768	14,893
Less: valuation allowance	(27,768)	(14,893)
Deferred tax assets, net of valuation allowance	$—	$—
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
At December 31, 2021 and December 31, 2020, the Company had U.S. federal net operating losses ("NOL") carryforwards for tax purposes of approximately $108.2 million and $58.1 million, respectively, which were available to reduce taxable income. Of the $108.2 million of federal NOL carryforwards, $1.7 million will expire between the years 2028 and 2037 and the remaining $106.5 million are indefinite. The Company also has U.S. federal research & development tax credits of $2.4 million and $1.0 million as of December 31, 2021 and December 31, 2020, respectively, that begin to expire in 2039. The Company completed a formal study under IRC Section 382 through 2019 to determine the U.S. tax attributes available for use. The U.S. attributes disclosed reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses and its forecasted losses in the near-term as significant negative evidence. Therefore, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its assets will be maintained. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed. The valuation allowance increased by $12.9 million for the year ended December 31, 2021. The increase is primarily due to an increase in U.S. net operating losses and research and development tax credits. The valuation allowance decreased by $42.9 million for the year ended December 31, 2020. The decrease is primarily due to the sale of Aquinox Canada and the write-off of the related tax attributes, and partially offset by an increase in U.S. net operating losses and research and development tax credits.
The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2021, the Company had no uncertain tax positions.

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

11. License and patent agreements
On July 8, 2019, Neoleukin Therapeutics, Inc., or Former Neoleukin, entered into an exclusive license agreement with the University of Washington ("UW"), under which UW (on behalf of itself and Stanford University) granted the Company an exclusive worldwide license under certain patent rights, to make, have made, use, offer to sell, sell, offer to lease or lease, import, export or otherwise offer to dispose of licensed products in all fields of use, and a nonexclusive worldwide license to use certain know-how. The foregoing licenses are sublicensable by the Company without UW’s consent, subject to certain limited conditions. The Exclusive License Agreement was amended effective as of July 24, 2020 to, among other things, (i) add a jointly owned de novo cytokine antagonist to the agreement, (ii) specify royalties, milestone payments and sublicense consideration payments payable by Neoleukin for certain jointly licensed products, (iii) specify the term for achievement of performance milestones for certainly jointly licensed products, and (iv) terminate UW’s right to participate in equity financings. The Exclusive License Agreement was amended a second time, effective as of December 15, 2021 to, among other things, add a second jointly owned patent application family directed to de novo cytokine antagonists to the agreement subject to the same terms of the first jointly owned patent application family.
As consideration for the licensed rights, Former Neoleukin issued 536,813 shares of common stock to UW. These shares were exchanged for 188,974 shares of common stock of the Company and 4,197 shares of non-voting convertible preferred stock on the completion of the merger of Former Neoleukin into the Company in August 2019. Such convertible preferred shares were subsequently converted into 419,700 shares of common stock in November 2019.
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

12. 401(k) plan
In May 2020, the Company established a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits. The Company makes matching cash contributions up to a pre-defined annual maximum contribution per employee per year. During the years ended December 31, 2021 and December 31, 2020, the Company’s total expense for the matching contributions was immaterial.

13. Sale of Aquinox Canada
On July 31, 2020, the Company sold all issued and outstanding capital stock of its Canadian subsidiary, Aquinox Canada, to an unrelated third party for cash consideration of $8.2 million. The Company concluded that the sale did not meet the criteria for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. As of the date of sale, Aquinox Canada’s remaining assets included intellectual property and other assets developed through past research and development activities, all of which had no book value. The transaction resulted in a net gain on sale of $7.8 million, after deducting $0.4 million in transaction costs, which is recorded as a reduction of operating loss in the Company’s consolidated statement of operations. The sale of Aquinox Canada triggered a significant capital loss carryforward for tax purposes. However, the deferred tax asset related to the capital loss carryforward will be subject to a full valuation allowance as the Company has determined that it is more likely than not that the benefit of the loss will not be realized. Refer to Note 10, Income taxes for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures.    Our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal accounting officer) have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report on Form 10-K. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control.    The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting
This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2021 fiscal year pursuant to Regulation 14A for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and the information to be included in the 2022 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2022 Proxy Statement. Such information is incorporated herein by reference.

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

4.2
Registration Rights Agreement, dated September  19, 2016, by and between Aquinox Pharmaceuticals, Inc. and the persons listed on Schedule A attached thereto—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2016

4.3
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended—Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020

4.4	Form of Pre-Funded Warrant—Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

4.5	Form of Pre-Funded Warrant— Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2020.

10.1
Exclusive Start-Up License Agreement, dated July  8, 2019, by and between the University of Washington and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

10.2
Lease Agreement, dated September  23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3,  LLC.—Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019

10.3
Lease Agreement, dated December 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC—Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020

10.4+
Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.5+
Forms of Option Agreement for Registrant’s Joint Canadian Stock Option Plan—Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.6+
Neoleukin Therapeutics, Inc. Amended and Restated 2014 Equity Incentive Plan, as amended and restated on May 13, 2021—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2021

10.7+
Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan—Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.8+
Neoleukin Therapeutics, Inc. 2020 Employee Stock Purchase Plan—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

10.9
Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers—Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.10*
Exchange Agreement, dated December  17, 2019, by and among Neoleukin Therapeutics, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

Number	Description

10.11
Lease Agreement, dated February  5, 2016, by and between Aquinox Pharmaceuticals (Canada) Inc. and 560677 B.C. Ltd. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 2016

10.12+
Executive Employment Agreement, dated March 16, 2020, Neoleukin Therapeutics, Inc. and Robert Ho—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 6, 2020.

10.13+
Amended and Restated Executive Employment Agreement, dated April 15, 2020, by and between Neoleukin Therapeutics, Inc., and Jonathan G. Drachman—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020

10.14
First Amendment to Lease, dated June 18, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020.

10.15+
Form of Restricted Stock Unit Grant Notice for Registrant’s 2014 Equity Incentive Plan— Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020

10.16
Amendment No. 1 to Exclusive Start-Up License Agreement, dated July 24, 2020, by and between the University of Washington and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.17
First Amendment to Lease, dated November 5, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC—Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.18
Second Amendment to Lease, dated March 24, 2021, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the Securities and Exchange Commission on May 12, 2021

10.19	Amendment No. 2 to Exclusive Start-Up License Agreement, dated December 15, 2021, by and between the University of Washington and Neoleukin Therapeutics, Inc.

10.20
ATM Equity Offering Sales Agreement, dated November 4, 2021, by and between Neoleukin Therapeutics, Inc. and BofA Securities, Inc. – Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on November 4, 2021.

10.21+	Employment Agreement, dated April 14, 2021, by and between Neoleukin Therapeutics, Inc. and Priti Patel.

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

Neoleukin Therapeutics, Inc.

Date: March 1, 2022	By:	/s/ Jonathan G. Drachman
Jonathan G. Drachman President & Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan G. Drachman	Director, President & Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Jonathan G. Drachman

/s/ Robert Ho	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Robert Ho

/s/ Martin Babler	Director	March 1, 2022
Martin Babler

/s/ M. Cantey Boyd	Director	March 1, 2022
M. Cantey Boyd

/s/ Erin Lavelle	Director	March 1, 2022
Erin Lavelle

/s/ Sarah Noonberg	Director	March 1, 2022
Sarah Noonberg

/s/ Todd Simpson	Director	March 1, 2022
Todd Simpson

/s/ Lewis T. Williams	Director	March 1, 2022
Lewis T. Williams