Form 10-Q
period 2022-03-31
Neoleukin Therapeutics, Inc.
filed 2022-05-09
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(Registrant’s telephone number, including area code): (866) 245-0312
__________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.000001 par value	NLTX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2022, there were 42,503,971 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2022
Except as otherwise indicated herein or as the context otherwise requires, references in this report to, “the Company,” “we,” “us,” “our” and similar references refer to Neoleukin Therapeutics, Inc. (formerly Aquinox Pharmaceuticals, Inc.), a Delaware corporation. The name “Neoleukin” is a trademark of the Company in the United States. This report also contains references to registered marks, trademarks, and trade names of other companies that are property of their respective holders.

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$128,057	$142,467
Other current assets	2,308	1,522
Total current assets	130,365	143,989

Property and equipment, net	6,227	6,452
Operating lease right-of-use assets	10,516	10,766
Intangible asset, net	73	128
Other non-current assets	1,945	1,928
Total assets	$149,126	$163,263

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$6,325	$7,415
Operating lease liabilities	1,216	1,166
Finance lease liabilities	55	55
Total current liabilities	7,596	8,636

Non-current operating lease liabilities	11,371	11,696
Non-current finance lease liabilities	66	67
Total liabilities	19,033	20,399

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of March 31, 2022 and December 31, 2021; issued and outstanding, 42,493,971 as of March 31, 2022 and 42,457,471 as of December 31, 2021.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of March 31, 2022 and December 31, 2021; issued and outstanding, 0 as of March 31, 2022 and December 31, 2021.	—	—
Additional paid-in capital	538,942	536,362
Accumulated deficit	(408,849)	(393,498)
Total stockholders’ equity	130,093	142,864
Total liabilities and stockholders’ equity	$149,126	$163,263
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$10,701	$9,707
General and administrative	4,664	5,241
Total operating expenses	15,365	14,948
Other income (loss), net	14	(2)
Net loss	$(15,351)	$(14,950)
Net loss per share – basic and diluted	$(0.28)	$(0.27)
Basic and diluted weighted average common shares outstanding	55,143,537	54,944,421
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(15,351)	$(14,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,446	2,420
Depreciation and amortization	411	247
Amortization of operating lease right-of-use assets	250	265
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(803)	(813)
Accounts payable and accrued liabilities	(769)	(631)
Operating lease liabilities	(275)	104
Net cash used in operating activities	(14,091)	(13,358)

Investing activities
Purchase of property and equipment	(452)	(1,089)
Net cash used in investing activities	(452)	(1,089)

Financing activities
Proceeds from exercise of stock options	134	282
Payment on finance lease obligations	(1)	—
Net cash provided by financing activities	133	282

Net change in cash, cash equivalents, and restricted cash during the period	(14,410)	(14,165)
Cash, cash equivalents, and restricted cash, beginning of period	143,345	193,434

Cash, cash equivalents, and restricted cash, end of period	$128,935	$179,269

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining ROU asset	$—	$1,584
Purchases of property and equipment unpaid at period-end	$91	$794
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Number	Amount	Capital	Deficit	Equity
Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—
Stock-based compensation	—	—	2,420	—	2,420
Net loss	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$(347,756)	$178,968

Balances, December 31, 2021	42,457,471	$—	$536,362	$(393,498)	$142,864
Shares issued upon exercises of stock options	36,500	—	134	—	134
Stock-based compensation	—	—	2,446	—	2,446
Net loss	—	—	—	(15,351)	(15,351)
Balances, March 31, 2022	42,493,971	$—	$538,942	$(408,849)	$130,093
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Notes to the Condensed Financial Statements
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
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2022, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2022.
(b)Use of estimates and assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, amortization and depreciation of property, plant and equipment and intangible assets, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of March 31, 2022.
For leases of office space and equipment, the Company has elected to not separate the lease components from the non-lease components.
For leases with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.

(d)Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable and accrued liabilities, approximate their fair values because of their nature and/or short maturities.
At March 31, 2022, and December 31, 2021, the Company had $126.9 million and $140.9 million in money market funds, respectively. Money market funds are level one financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
(e)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of March 31, 2022 and March 31, 2021 were 12,663,010 and are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
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
The Company estimates the fair value of options using the Black-Scholes option pricing model on the grant date. This approximation uses assumptions regarding a number of inputs that requires management to make significant estimates and judgments. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the Company has based its expected term for awards issued to employees on the simplified method, which represents the average period from vesting to the expiration of the stock option. In addition, the Company does not have sufficient trading history of the Company’s common stock, and therefore, the expected stock price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers. The Company has never declared or paid any cash dividends to common stockholders and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the yields of treasury securities with maturities similar to the expected term of the options for each option group.
The fair value of each RSU is measured using the closing price of the Company’s common stock on the date of grant.
(g)Recently issued and recently adopted accounting standards
The Company monitors and evaluates the issuance of Accounting Standards Updates ("ASUs"). No ASUs have been issued recently which impact the Company's financial statements and disclosures.
3. Cash, cash equivalents, and restricted cash
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$128,057	$142,467
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$128,935	$143,345
4. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has an operating lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. The lease commenced on January 15, 2020 and expires on February 1, 2029, with the option to extend the lease for two five-year terms.  The lease provides for a tenant improvement allowance of up to $9.5 million, which has been fully utilized.
The Company has an operating lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses. In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026, unless terminated earlier, with the option to extend the lease for an additional 28-month term. The execution of this amendment was accounted for as a modification to the lease due to the extension of the lease term and an increase in lease payments, and the Company recorded an increase in the lease liability and related right-of-use asset of $1.6 million.
As of March 31, 2022, and December 31, 2021, the Company’s operating lease right-of-use assets were $10.5 million and $10.8 million, respectively.  As of March 31, 2022, and December 31, 2021, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were $0.2 million and $0.2 million, respectively.
5. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the total number of shares of common stock issued and outstanding was 42,493,971 and 42,457,471, respectively.
As of March 31, 2022, the Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through March 31, 2022, no sales of common stock have been made pursuant to the Sales Agreement.

(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Research and development expenses	$1,264	$1,018
General and administrative expenses	1,182	1,402
Total stock-based compensation expense	$2,446	$2,420
Total unrecognized compensation expense for all stock-based compensation plans was $25.8 million as of March 31, 2022. This expense is expected to be recognized over a weighted average remaining vesting period of 2.63 years.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Expected volatility	83.18%	89.68%
Expected dividends	0%	0%
Expected terms (years)	6.07	6.06
Risk free rate	1.95%	0.61%

(c)Stock options
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2021	8,963,945	$7.20	8.32	$6,912
Options granted	715,500	$2.46
Options exercised	(36,500)	$3.67
Options cancelled/forfeited	(1,345,024)	$8.52
Outstanding at March 31, 2022	8,297,921	$6.60	8.27	$28
Exercisable as of March 31, 2022	3,341,197	$5.71	7.38	$—
During the three months ended March 31, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. During the three months ended March 31, 2021, 91,737 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.0 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and March 31, 2021 was $1.75 and $9.43 per share, respectively.

(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	132,000	$9.97
Restricted stock units granted	700,000	$3.69
Restricted stock units vested	—	$—
Restricted stock units forfeited	(122,000)	$4.95
Non-vested at March 31, 2022	710,000	$4.64
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
As of March 31, 2022, $0.2 million of employee contributions are included in accounts payable and accrued liabilities in the accompanying condensed balance sheet.
6. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2022	2021
Outstanding stock options	8,297,921	6,891,578
Restricted stock units	710,000	148,500
Shares issuable under 2020 ESPP	45,261	22,521
	9,053,182	7,062,599

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2021.
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

NL-201
Our lead product candidate, NL-201, is an IL-2/IL-15 immunotherapy designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while enhancing binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in the NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates, as well as initiated a first in-human clinical trial. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogeneic cellular therapies to expand and maintain populations of transplanted CAR-T and natural killer ("NK") cells.
Recombinant human IL-2 (rhIL-2) is one of the few immuno-oncology drugs with demonstrated activity as a single agent. IL-2 has a confirmed mechanism of action for treating tumors; however, it has encountered issues as a therapeutic due to the preferential binding and activation of cells that contain CD25, the alpha subunit of the heterotrimeric IL-2 receptor. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. At high doses, preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, whereas at low doses, preferential activation of CD25-expressing regulatory T cells (Tregs) can inhibit anti-cancer immune responses. Due to IL-2’s potential for severe toxicity, with vascular leak syndrome and cytokine storm being frequent side effects, and reduced efficacy over time, its use as a therapeutic has been limited. Further, low-dose treatment with IL-2 has generally been insufficient to demonstrate activity.
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
In May 2021, we enrolled the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. On January 10, 2022, we announced a clinical collaboration with Merck to evaluate NL-201 in combination with KEYTRUDA® (pembrolizumab).
The Phase 1 study is planned to enroll up to 252 patients with advanced, relapsed or refractory solid tumors. Patients will receive intravenous NL-201 as monotherapy and in combination with pembrolizumab. The trial is assessing safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity. When a recommended Phase 2 dose and schedule are determined, we expect to enroll indication-specific expansion cohorts of patients with renal cell carcinoma and melanoma. The trial is being conducted at multiple sites in North America and Australia.
In addition to our ongoing Phase 1 clinical trial of NL-201 for advanced solid tumors, we plan to initiate a Phase 1 clinical trial in hematological malignancies. The timing of enrollment in this trial will be dependent on data to come from our ongoing solid tumor Phase 1 trial relating to safety and optimal dosing schedules.
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

In 2020, we reported development of NL-CVX1, a fully de novo decoy protein that was designed to block infection of human cells by the SARS-CoV-2 virus. In June 2021, we suspended plans to develop this molecule as effective vaccines became widely available.
Finances
We will need to raise substantial additional capital to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more product candidates, reduce our early stage research projects, reduce the size of our team, or delay our pursuit of potential in‑licenses or acquisitions.
Based upon our current operating plan, we believe our cash-on-hand will be sufficient to fund operations through 2023.
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
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Beginning in the first quarter of 2021, our offices reopened, with some employees returning to working in person in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC") and applicable regulations. During 2022, we have seen an increase in the number of employees returning to in-office work with hybrid schedules, as well as an increase in travel to in-person conferences and events, and we continue to assess the ongoing impacts of the pandemic on our workforce, supply chain, and availability of critical vendors . Business-critical research and development work has continued throughout the pandemic, adhering to employee safety guidelines. We continually assess our work policies and monitor federal, state, and local guidance and regulations in order to determine any changes to work practices.

Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Research and development	$10,701	$9,707	$994	10%
General and administrative	4,664	5,241	(577)	(11)%
Total operating expenses	$15,365	$14,948	$417	3%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three months ended March 31, 2022, research and development expenses was $10.7 million compared to $9.7 million for the three months ended March 31, 2021. The increase in research and development expenses during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to increased clinical trial expenses related to our lead product candidate, NL-201 and costs incurred in connection with the advancement of other Neoleukin technologies. The increase was partially offset by higher costs incurred during the three months ended March 31, 2021 in connection with the build-out of our headquarters and laboratory space in Seattle, Washington, as well as development costs associated with our NL-CVX1 program which was suspended in June 2021.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three months ended March 31, 2022, general and administrative expenses was $4.7 million compared to $5.2 million for the three months ended March 31, 2021. The decrease in general and administrative expenses during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to decreases in personnel-related and facility-related costs.
Other income (loss), net

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Interest income	$13	$3	$10	333%
Foreign exchange gains/(losses)	1	(5)	6	(120)%
Other expenses	—	—	—	—%
Total other income (loss), net	$14	$(2)	$16	(800)%

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $14.1 million and $13.4 million of cash flows during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $408.8 million, working capital of $122.8 million, and cash and cash equivalents of $128.1 million.
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
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(14,091)	$(13,358)
Investing activities	(452)	(1,089)
Financing activities	133	282
Net change in cash, cash equivalents, and restricted cash	$(14,410)	$(14,165)

Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2022 consisted of our net loss of $15.4 million as well as changes in net operating assets and liabilities of $1.8 million, partially offset by non-cash items, including stock-based compensation, depreciation and amortization, and amortization of our right-of-use assets, totaling $3.1 million. For three months ended March 31, 2021, net cash used in operating activities consisted of our net loss of $14.9 million, as well as changes in net operating assets and liabilities of $1.3 million, partially offset by non-cash items, including stock-based compensation, depreciation and amortization, and amortization of our right-of-use assets, totaling $2.9 million.
Net cash used in investing activities
For the three months ended March 31, 2022 cash used in investing activities consisted primarily of purchases of laboratory equipment. For the three months ended March 31, 2021, cash used in investing activities consisted primarily of acquiring laboratory equipment and office furnishings.
Net cash provided by financing activities
For the three months ended March 31, 2022 and 2021, net cash provided by financing activities was primarily the result of proceeds from stock option exercises.

Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2022, we had approximately $128.1 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations through 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
•the number and characteristics of any future product candidates we develop or may acquire;
•the scope, progress, results, and costs of researching and developing our product candidates or any future product candidates, and conducting preclinical studies and clinical trials;
•the timing of, and the costs involved in, obtaining regulatory approvals for any future product candidates;
•the cost of manufacturing our future product candidates and any products that may achieve regulatory approval;
•the cost of commercialization activities if any products candidates or future product candidates are approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•any product liability or other lawsuits related to our products;
•the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the effects of the ongoing COVID-19 pandemic and related economic pressures, including supply chain disruptions and other disruptions that may occur with any resurgence of cases relating to the spread of future SARS-CoV-2 variants;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of Part II of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2(g), Recently issued and recently adopted accounting standards in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.    Legal Proceedings
We may from time to time be named as a party to legal claims, actions and complaints, including matters involving employment, intellectual property or others. We are not presently a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
•Our clinical trials or those of any future collaborators and additional preclinical studies may reveal significant adverse events not seen in our earlier preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•Our approach to the discovery and development of our therapeutic treatments is based on de novo protein design technology which is unproven and may not result in marketable products.

•We rely on and expect to continue to rely on third parties to conduct certain of our preclinical studies and clinical trials. If those third parties do not perform as contractually required, fail to satisfy legal or regulatory requirements, miss expected deadlines, or terminate the relationship, our development program could be delayed with potentially material and adverse effects on our business, financial condition, results of operations, and prospects.
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
•Unfavorable global economic conditions or other geopolitical developments could adversely affect our business, financial condition, stock price, and results of operations.
•If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, the development and commercialization of our product candidates may be adversely affected.
Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results, and financial condition could be adversely affected. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
Risks Related to Our Financial Position and Capital Needs
We will require substantial additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.
The development of biopharmaceutical product candidates is capital-intensive. If our product candidates enter and advance through preclinical studies and clinical trials, we will need substantial additional funds to expand or create our development, regulatory, manufacturing, marketing, and sales capabilities. We have used substantial funds to develop our technology and product candidates and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any, which are approved for commercial sale. In addition, we expect to continue incurring costs associated with operating as a public company.
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of March 31, 2022, we had approximately $128.1 million in cash and cash equivalents. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements through 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•the cost of regulatory requirements, regulatory submissions and timing of regulatory approvals;
•the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including the COVID-19 pandemic and supply chain disruptions;
•the impact of inflationary pressures on salaries and wages, costs of goods and transportation expenses, among other things
•the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates.
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event, before our product candidates are clinically tested, approved for commercialization and successfully marketed.
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception in 2003. For the three months ended March 31, 2022 and March 31, 2021, we reported net losses of $15.4 million and $15.0 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $60.7 million and $33.3 million, respectively. As of March 31, 2022, we had an accumulated deficit since inception of $408.8 million.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to identify, acquire, and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If any of our product candidates or future product candidates fail in clinical trials or do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We have a limited operating history as a company developing therapies using de novo protein design technology, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Since our acquisition of the former Neoleukin Therapeutics, Inc., our operations have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, and undertaking preclinical studies and early clinical development activities. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.
We currently have no source of product revenue and may never become profitable.
To date, we have not generated any revenues from commercial product sales, or otherwise. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability, alone or with any future collaborators, to successfully commercialize any products that we may develop, in-license, or acquire in the future. Even if we can successfully achieve regulatory approval for any product candidates or future product candidates, we do not know when any of these products will generate revenue from product sales for us, if at all. Our ability to generate revenue from any of our product candidates or future product candidates also depends on several additional factors, including our or any future collaborators’ ability to:
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

•develop a commercial organization capable of sales, marketing, and distribution for any products for which we obtain marketing approval and intend to sell ourselves in the markets in which we choose to commercialize on our own;
•find suitable distribution partners to help us market, sell, and distribute our approved products in other markets;
•obtain coverage and adequate reimbursement from third-party payors, including government and private payors;
•achieve market acceptance for our products, if any;
•establish, maintain, and protect our intellectual property rights; and
•attract, hire, and retain qualified personnel.
In addition, because of the numerous risks and uncertainties associated with biological product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials. Therefore, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we can complete the development and regulatory process for any product candidates or future product candidates, we anticipate incurring significant costs associated with commercializing these products.
Even if we can generate revenues from the sale of any product candidates or future product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and may be forced to reduce our operations.
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
If we need to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:
•significantly delay, scale back, or discontinue clinical trials related to the development or commercialization of any of our current or future product candidates or cease operations altogether;
•seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or
•relinquish, or license on unfavorable terms, our rights to any future product candidates that we otherwise would seek to develop or commercialize ourselves.

If we need to conduct additional fundraising activities and we do not raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results, and prospects.
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
•the initiation, progress, timing, costs, and results of clinical trials for any future product candidates;
•the clinical development plans we establish for NL-201 and any future product candidates;
•the achievement of milestones and our obligation to make milestone payments under our present or any future in-licensing agreements;
•the number and characteristics of product candidates that we discover, or in-license and develop;
•the outcome, timing, and cost of regulatory review by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;
•the cost to establish, maintain, expand, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending, and enforcing any patent claims and maintaining and enforcing other intellectual property rights;
•the effects of the COVID-19 pandemic, including secondary effects on financial markets such as supply chain disruptions, on our business and financial results;
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
We are in the early stages of our development efforts. We have no products on the market and all of our product candidates, including NL-201, are still in early clinical, preclinical, or drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Additionally, we have a portfolio of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. If we do not receive regulatory approvals for clinical testing and commercialization of our product candidates, we may not be able to continue our operations.
We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any issues that cause or require us to delay or abandon preclinical or clinical trials or delay and/or prevent regulatory approval of or our ability to commercialize product candidates, including:
•preclinical study results showing the product candidate to be less effective than desired or to have harmful or problematic side effects;
•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours;
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
•delays in submitting INDs or comparable foreign applications, or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•supply chain disruptions that may impact our ability to obtain materials for preclinical testing or supply materials to clinical testing sites or significantly increase our costs;

•greater than anticipated costs of our clinical trials;
•manufacturing costs, formulation issues, pricing or reimbursement issues or other factors that no longer make a product candidate economically feasible;
•harmful side effects or inability of our product candidates to meet efficacy endpoints during clinical trials;
•failure to demonstrate a benefit-risk profile acceptable to the FDA, EMA, or other applicable regulatory authorities;
•unfavorable inspection and review by the FDA, EMA, or other applicable regulatory authorities of one or more clinical trial sites or manufacturing facilities used in the testing and manufacture of any of our product candidates;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy, and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
•varying interpretations of our data by the FDA, EMA, or other applicable regulatory authorities.
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
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. We have invested a significant portion of our efforts and financial resources in the development of our proprietary system of advanced computational algorithms and methods for the design of functional de novo proteins, which we refer to as our Neoleukin platform, with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Our lead product candidate, NL-201, is a Neoleukin de novo protein derived from our Neoleukin platform. However, NL-201 and our other product candidates are still in early stages of development. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications, or patient populations that are not as broad as we intended or desired, approve more limited indications than requested, or require distribution restrictions or strong safety language, such as contraindications or boxed warnings. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
•acceptance of our product candidates, if and when approved, by patients, the medical community, and third-party payors;
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
If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by applicable regulatory authorities. We, applicable regulatory authorities, or IRB, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. NL-201 was designed to mimic the therapeutic activity of the cytokine interleukin-2, or IL-2, and interleukin-15, or IL-15, while limiting the toxicity cause by the preferential binding of native IL-2 and native IL-15 to cells that co-express the alpha subunit known as CD25. However, it is possible NL-201 will demonstrate significant adverse events similar to, or in addition to, those associated with IL-2 and IL-15, such as vascular leak syndrome, hypotension, impaired kidney and liver function, and mental status changes. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome.
Further, de novo proteins are a new class of therapeutics that have not been previously tested in humans. De novo proteins can be substantially different from all known proteins and as a result it is unknown to what extent, if any, these de novo proteins will produce immunologic reactions in patients. Immunologic reactions could substantially limit the effectiveness of the treatment, the duration of treatment, or represent safety risks.
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
Any of these developments could materially harm our business, financial condition, and prospects.
If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
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
While we have had favorable preclinical study results related to NL-201, we are still in the early stages of product development of NL-201. Our approach may be unsuccessful in moving NL-201 through clinical development, or in discovering additional product candidates, and NL-201 or any product candidates that we are currently developing may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known, or extensively studied product candidates. Because the FDA has no prior experience with de novo proteins as therapeutics, we anticipate that this may increase the complexity, uncertainty, and length of the regulatory approval process for our product candidates. We or any future partners may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our Neoleukin platform and research programs prove to be ineffective, unsafe, or commercially unviable, our Neoleukin platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
All of our product candidates are in early clinical, preclinical, or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the success of later-stage clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support clinical development of our current or any of our future product candidates.
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
We may encounter substantial delays in the commencement or completion of our clinical trials, or may be required to terminate or suspend such trials, which could result in increased costs to us or delay or limit our ability to generate revenue, adversely affecting our commercial prospects.
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

•regulators or institutional review boards, ethics committees, FDA, EMA, or other applicable regulatory authorities, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trial sites may deviate from trial protocol or drop out of a trial;
•clinical trials of any product candidates may fail to show safety or efficacy, or may produce negative or inconclusive results, which in turn may cause us to decide, or regulators to require us, to conduct additional preclinical studies or clinical trials, or we may decide to abandon product development programs;
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
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial, or may be adversely impacted by global supply chain issues;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. For example, our IND for NL-201 was initially placed on clinical hold. Even though the FDA removed the clinical hold on the IND for NL-201, NL-201 could be put on clinical hold again, and other future product candidates may be subject to clinical holds in the future. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
Our product development costs will increase if we experience delays in clinical testing or obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.
If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the number and location of clinical sites we enroll, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the inability to obtain and maintain patient consents, the risk that enrolled participants will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or therapeutic biologics that may be approved for the indications being investigated by us. The COVID-19 pandemic may also delay clinical trials if there are inadequate clinical resources for sites to safely conduct clinical research or if there are continued impacts from disruptions to the global supply chain relating to the pandemic. Furthermore, we expect to rely on our collaborators, CROs, and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians encounter unresolved ethical issues associated with enrolling patients in future clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.
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

Interim, preliminary, and topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, and such changes in the final data may be material.
From time to time, we may publish preliminary or topline data from our clinical trials, which is based on a preliminary analysis of then-available data. Those results and any related findings and conclusions are subject to change following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim or preliminary results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, interim, preliminary, and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary, or topline data and final data could significantly harm our reputation and business prospects.
Failure to obtain regulatory approval would prevent any future product candidates from being marketed.
In order to market and sell our products, we must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval differ substantially from jurisdiction to jurisdiction. In many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Approval by a single regulatory authority does not ensure approval by other regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our future product candidates by regulatory authorities, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.
Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of, and commercialization of, our future product candidates and affect the prices we may obtain.
The regulations that govern, among other things, marketing approvals, coverage, pricing, and reimbursement for new drug products vary from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our future product candidates, restrict or regulate post-approval activities, and affect our ability to successfully sell any product candidates for which we obtain marketing approval.

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
In March 2010, President Obama signed into law the Affordable Care Act in an effort to, among other things, broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers and impose additional health policy reforms. The Affordable Care Act, among other things, also expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program, imposed a significant annual, nondeductible fee on companies that manufacture or import certain branded prescription drug products, and enacted substantial provisions affecting compliance, which may affect our business practices with healthcare practitioners. Certain provisions of the Affordable Care Act have been subject to judicial and Congressional challenges to repeal or replace certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the Affordable Care Act and in turn our business, prospects, financial condition, or results of operations.

Other legislative measures impacting federal expenditures on health care may also have an adverse impact on our business. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. The Medicare reductions phase back in starting with a 1% reduction in effect from April 1, 2022 to June 30, 2022 before increasing to the full 2% reduction. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, in the past few years there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, including Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our future product candidates, if any, may be.
In the United States, the European Union and other potentially significant markets for our future product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional coverage, pricing, and reimbursement controls in the European Union will put additional pressure on product coverage, pricing, reimbursement, and utilization, which may adversely affect our business, results of operations, financial condition, cash flows, and future prospects. These pressures can arise from various sources, including but not limited to, rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies, and pricing in general.
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
Laws and regulations governing international operations may preclude us from developing, manufacturing, and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.
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

The FCPA prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry because in many countries hospitals are operated by the government, and therefore doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
Various laws, regulations, and executive orders also restrict the use and dissemination outside the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside the United States, which could limit our growth potential and increase our development costs.
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
Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government authorities, private health insurers, health maintenance organizations, and third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private health insurers are critical to new product acceptance. Patients are unlikely to use our future product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what that level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, obtaining coverage does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sales, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used. Reimbursement rates may also be based in part on existing reimbursement amounts for lower cost drugs or may be bundled into the payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage and reimbursement determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
We have never marketed a drug before. If we are able to identify and develop or acquire a product candidate that is ultimately approved for sale but are unable to establish an effective sales force and marketing infrastructure or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue.
We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical drug products, and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In addition, NL-201 is our only product candidate in clinical development, and such clinical development is in the early stages. If we are able to successfully advance NL-201 or any other product candidates we may establish or acquire through clinical development to approval by the FDA and comparable foreign regulatory authorities, we will need to either build our sales, marketing and distribution operations, including managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.
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
Because we have limited financial and managerial resources, we focus our research and development efforts on our lead product candidate, NL-201, with initial indications including renal cell carcinoma and melanoma. As a result, we may forgo or delay pursuit of opportunities with other product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We face substantial competition, including companies developing novel treatments and technology platforms in oncology. If these companies develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize product candidates may be adversely affected.
The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies, and emerging biotechnology companies, as well as with technologies and product candidates being developed at academic institutions, governmental agencies, and other public and private research institutions. Our competitors have developed, are developing, or will develop product candidates and processes competitive with our product candidates and processes. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments, including those based on novel technology platforms that enter the market. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we are trying, or may try, to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical, and interleukin and immunoregulatory therapeutics fields. Competition from many sources exists or may arise in the future. Our competitors include larger and better funded biopharmaceutical, biotechnological, and therapeutics companies, including companies focused on oncology therapeutics, as well as numerous small companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. Some of these companies are well-capitalized and, in contrast to us, have significant clinical experience, and may include our future partners. In addition, these companies compete with us in recruiting scientific and managerial talent.
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
Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.

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

We rely on and expect to continue to rely on third-party manufacturers and suppliers to supply materials used in our research and development and preclinical testing as well as components of our product candidates. The loss of our third-party manufacturers or suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic. Additionally, raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price. There can be no assurance that our preclinical and clinical development product supplies will not be limited, or that they will available at acceptable prices, if at all. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, global supply chain disruption may hamper our ability to source materials needed for our research and development, including our preclinical trial programs, may increase our costs due to scarcity or may require us to buy materials on spec in advance of when we need it, which may impact our ability to budget or forecast expenditures, and may also hamper our ability to complete our preclinical trials on time, or at all.
The manufacturing process for a product candidate is subject to review by the FDA, EMA, or other applicable regulatory authorities. We, and our suppliers and manufacturers, must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices, or cGMPs. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA and foreign regulatory authorities. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or other applicable regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our product candidates and approval may be delayed. Moreover, although we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements, we are responsible for ensuring that our products comply with regulatory requirements. If any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to enter into an agreement with another third party, which we may not be able to do in a timely manner or on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such to another third party. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program. The costs and delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, as the outbreak of COVID-19 spread across the globe it resulted in extended shutdowns of businesses in the United States, Canada, and many other countries and has had ripple effects to businesses around the world. Global health concerns, such as the COVID-19 pandemic, and the ensuing impacts on financial markets and supply chain logistics could also result in adverse effects to our manufacturing operations, including our ability to source raw materials and reagents. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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

We may, in the future, seek to enter into collaborations with other third parties for the discovery, development, and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products, and we may never receive milestone payments or future royalties under these agreements.
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
As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished, or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
We may have conflicts with our collaborators, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations, or the ownership of intellectual property developed during our collaboration. If any conflicts arise with any of our collaborators, such collaborator may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a collaborator to pay us milestone payments or royalties we believe are due to us under a collaboration, which could require us to raise additional capital; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the collaborator to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a collaborator to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating of litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

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
We cannot assure you that following any such collaboration, or other strategic transaction, we will achieve the expected synergies to justify the transaction. For example, such transactions may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty, and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership, and the inability to retain key employees of any acquired business.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, is a global pandemic. As a result of the COVID-19 pandemic, including the resurgence of cases relating to the spread of Delta and Omicron variants, or similar pandemics, we may experience disruptions that could severely impact our business, manufacturing, preclinical development activities, preclinical studies, and existing and planned clinical trial activities, including:
•delays or disruptions in preclinical development activities, including non-clinical experiments and investigational new drug application-enabling GLP standard toxicology studies, due to unforeseen circumstances in supply chain;
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
•delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, and recruiting clinical site investigators and clinical site staff;
•delays or difficulties in enrolling patients in clinical trials;
•increased rates of patients withdrawing from any planned clinical trials following enrollment as a result of contracting COVID-19 or being forced to quarantine;
•diversion of healthcare resources away from the conduct of our preclinical development activities, preclinical studies, and planned clinical trials, including the diversion of hospitals serving as clinical trial sites and potential clinical trial sites, and hospital staff supporting the conduct of clinical trial activities;
•interruption of planned key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers, and others, or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential) which may impact the integrity of subject data and planned clinical study endpoints;
•limitations on employee or collaborator resources that would otherwise be focused on the conduct of our preclinical development activities, preclinical studies, and clinical trial activities, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home, or mass transit disruptions; and
•reduced ability to engage with the medical and investor communities due to the cancellation of conferences scheduled throughout the year.

These and other factors arising from the COVID-19 pandemic could worsen in countries afflicted with COVID-19, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct preclinical development activities, preclinical studies, clinical trial activities, and our business generally, and could have a material adverse impact on our operations and our financial condition and results.
In addition, the trading prices for our common stock and other biopharmaceutical companies, as well as the broader equity and debt markets, have been highly volatile in part due to the COVID-19 pandemic and the resulting impact on economic activity. As a result, we may face difficulties raising capital when needed, and any such sales may be on unfavorable terms to us. Further, to the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted.
The extent to which the COVID-19 pandemic may impact our business, manufacturing, preclinical development activities, preclinical studies, and clinical trial activities and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the pandemic, the potential for a second pandemic after it is contained, travel restrictions, and actions to address the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
We will need to grow our organization, and we may experience difficulties in managing our growth and expanding our operations, which could adversely affect our business.
As of March 31, 2022, we had approximately 89 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources, and may not be able to retain key employees or identify and hire the personnel we need to accommodate that growth. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Our relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors are and will be subject, directly and indirectly, to applicable anti-kickback, fraud and abuse, privacy, transparency, and other healthcare laws and regulations, which could expose us to penalties, including without limitation, civil, criminal, and administrative sanctions, civil penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations.
As a biopharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid, or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our future arrangements with third-party payors and customers who are in a position to purchase, recommend, and/or prescribe our product candidates for which we obtain marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain our future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including our marketing practices, educational programs, and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving, providing, or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
•federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalty laws which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, and, among other things, prohibit individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent, or from knowingly making a false statement to improperly avoid, decrease, or conceal an obligation to pay money to the federal government;
•HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses, and healthcare providers;
•the federal Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), physician assistants, certain types of advance practice nurses, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined above) and their immediate family members and payments or other “transfers of value” to such physician owners and their immediate family members; and
•analogous local, state, and foreign laws and regulations, including: state anti-kickback and false claims laws which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; local, state, and foreign laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information and/or register their pharmaceutical sales representatives; and local, state, and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.
Efforts to ensure that our internal operations and any business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Recent healthcare reform legislation has also strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal Anti-Kickback Statute, such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to penalties, including without limitation, significant civil, criminal, and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity obligations, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, we expect there will continue to be federal, state, local and foreign laws and regulations, proposed and implemented, that could impact our operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on our business remains uncertain.

We may form strategic alliances in the future, and we may not realize the benefits of such alliances.
We may form strategic alliances, create joint ventures or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships or those like them may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for any future drug candidates and programs because our research and development pipeline may be insufficient, our drug candidates and programs may be deemed to be at too early a stage of development for collaborative effort and third parties may not view our drug candidates and programs as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our drug candidates could also delay the development and commercialization of our drug candidates and reduce their competitiveness even if they reach the market.
Our employees, independent contractors, principal investigators, CROs, consultants, vendors, and collaboration partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, CROs, consultants, vendors, and collaboration partners, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state data privacy and security, fraud and abuse and other healthcare laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Specifically, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct for our directors, officers, and employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, results of operations, financial condition, and cash flows from future prospects, including the imposition of significant fines or other sanctions.
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
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders, and harm our business, results of operations, financial condition, and cash flows and future prospects.
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
We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by customers, financial markets, or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:
•problems integrating the purchased business, products, or technologies;
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
As of December 31, 2021, we had U.S. net operating losses, or NOLs, of $108.2 million, for federal tax purposes, for which we have recorded a full valuation allowance, and R&D credit carryovers of $2.4 million, which may be offset by future taxable income. The R&D credit carryforwards and certain of our NOL carryforwards will expire in various years beginning in 2028 if not used. Unused losses incurred in taxable years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs (particularly those generated in taxable years beginning after December 31, 2020) is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. Furthermore, use of certain of our NOLs and R&D credit carryforwards will be subject to annual limitations on their use as a result of ownership changes under the rules of Sections 382 and 383 of the Internal Revenue Code, or the Code that have historically occurred. Based on our Section 382 analysis to date, we underwent ownership changes in August 2015 and August 2019. As a result of these ownership changes, we believe that certain of our NOLs will be likely to expire before they are able to be used under Section 382. In addition, we may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes are outside of our control, and as a result, our ability to utilize NOL and R&D credit carryforwards could become further limited under Sections 382 and 383, and the tax benefits related to our NOLs and R&D credits may be diminished or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Intellectual Property
If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin platform technology, or other proprietary technologies we may develop, the development and commercialization of our product candidates may be adversely affected.
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
Our de novo protein technology depends on sophisticated computational facilities and storage of vast amounts of data which could be lost or stolen. In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, and other contractors or consultants may become vulnerable to damage from security incidents (such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), natural disasters, terrorism, war, including the recent conflict between Russia and Ukraine, and telecommunication/electrical failures.
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
Our internal and outsourced information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, including Russia's recent invasion of Ukraine, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.
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
Unfavorable global economic conditions or other geopolitical dev could adversely affect our business, financial condition, stock price, and results of operations.
In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the conflict in Ukraine could increase incidences of cybersecurity attacks against companies in the United States as retaliation for sanctions levied against Russia, which could increase our risk of being the subject of such an attack. We cannot anticipate all of the ways in which the foregoing, and the current economic climate, financial market conditions and geipolitical developments generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

We have incurred and will incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.
As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses will likely increase even more given we are no longer an “emerging growth company.” We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On March 1, 2022 we filed a Current Report on Form 8-K with the SEC, which, among other disclosures, announced the appointment of Sean Smith as our Principal Accounting Officer (the “Announcement”). Included in the Announcement was a disclosure that we intended to file the full text of Mr. Smith’s employment agreement as an exhibit to this Quarterly Report on Form 10-Q. No such employment agreement was entered into between us and Mr. Smith upon his appointment as our Principal Accounting Officer, and as such, no employment agreement will be filed as an exhibit to Quarterly Report on Form 10-Q.

Item 6.    Exhibits

Number	Description

EX-31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a).

EX-32.1#	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: May 9, 2022	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive and Financial Officer)