Form 10-Q
period 2022-06-30
Neoleukin Therapeutics, Inc.
filed 2022-08-09
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2022, there were 42,579,852 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$77,526	$142,467
Short-term investments	38,931	—
Other current assets	2,028	1,522
Total current assets	118,485	143,989

Property and equipment, net	6,241	6,452
Operating lease right-of-use assets	10,257	10,766
Intangible asset, net	18	128
Other non-current assets	2,020	1,928
Total assets	$137,021	$163,263

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,886	$7,415
Operating lease liabilities	1,267	1,166
Finance lease liabilities	118	55
Total current liabilities	9,271	8,636

Non-current operating lease liabilities	11,032	11,696
Non-current finance lease liabilities	10	67
Total liabilities	20,313	20,399

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of June 30, 2022 and December 31, 2021; issued and outstanding, 42,579,852 as of June 30, 2022 and 42,457,471 as of December 31, 2021.	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of June 30, 2022 and December 31, 2021; issued and outstanding, 0 as of June 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	541,317	536,362
Accumulated other comprehensive income (loss)	(72)	—
Accumulated deficit	(424,537)	(393,498)
Total stockholders’ equity	116,708	142,864
Total liabilities and stockholders’ equity	$137,021	$163,263
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$10,956	$9,824	$21,656	$19,506
General and administrative	4,915	5,300	9,580	10,566
Total operating expenses	15,871	15,124	31,236	30,072
Loss from operations	(15,871)	(15,124)	(31,236)	(30,072)
Other income (loss), net	183	(5)	197	(7)
Net loss	$(15,688)	$(15,129)	$(31,039)	$(30,079)
Comprehensive income (loss):
Unrealized loss on available-for-sale securities	(72)	—	(72)	—
Comprehensive loss	$(15,760)	$(15,129)	$(31,111)	$(30,079)

Net loss per share – basic and diluted	$(0.28)	$(0.27)	$(0.56)	$(0.55)
Basic and diluted weighted average common shares outstanding	55,203,709	55,026,404	55,173,789	54,985,639
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(31,039)	$(30,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,758	5,338
Depreciation and amortization	870	560
Amortization of operating lease right-of-use assets	509	494
Amortization and accretion of premiums/discounts on available-for-sale securities	3	—
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(537)	(1,614)
Accounts payable and accrued liabilities	614	(1,157)
Operating lease liabilities	(563)	(176)
Net cash used in operating activities	(25,385)	(26,634)

Investing activities
Purchase of property and equipment	(684)	(2,280)
Purchase of available-for-sale securities	(39,067)	—
Net cash used in investing activities	(39,751)	(2,280)

Financing activities
Proceeds from exercise of stock options	134	376
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	63	219
Payment on finance lease obligations	(2)	(2)
Net cash provided by financing activities	195	593

Net change in cash, cash equivalents, and restricted cash during the period	(64,941)	(28,321)
Cash, cash equivalents, and restricted cash, beginning of period	143,345	193,434

Cash, cash equivalents, and restricted cash, end of period	$78,404	$165,113

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining ROU asset	$—	$1,584
Purchases of property and equipment unpaid at period-end	$265	$419
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2021	42,457,471	$—	$536,362	$—	$(393,498)	$142,864
Shares issued upon exercises of stock options	36,500	—	134	—	—	134
Stock-based compensation	—	—	2,446	—	—	2,446
Net loss	—	—	—	—	(15,351)	(15,351)
Balances, March 31, 2022	42,493,971	$—	$538,942	$—	$(408,849)	$130,093
Issuance of shares under Employee Stock Purchase Plan	75,881	—	63	—	—	63
Shares issued upon vesting of restricted stock units	10,000	—	—	—	—	—
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized loss on available-for-sale securities	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(15,688)	(15,688)
Balance, June 30, 2022	42,579,852	$—	$541,317	$(72)	$(424,537)	$116,708
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	income (loss)	Deficit	Equity
Balances, December 31, 2020	42,196,296	$—	$524,022	$—	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—	—
Stock-based compensation	—	—	2,420	—	—	2,420
Net loss	—	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$—	$(347,756)	$178,968
Shares issued upon exercises of stock options	25,124	—	95	—	—	95
Issuance of shares under Employee Stock Purchase Plan	22,972	—	219	—	—	219
Shares issued upon vesting of restricted stock units	45,000	—	—	—	—	—
Stock-based compensation	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	(15,129)	(15,129)
Balances, June 30, 2021	42,419,129	$—	$529,956	$—	$(362,885)	$167,071
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
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2022, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2022.
(b)Use of estimates and assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, amortization and depreciation of property, plant and equipment, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of June 30, 2022.
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
Certain of the Company’s financial instruments are measured at fair value on a recurring basis. The Company determines the fair value of those financial instruments based upon the fair value hierarchy, which prioritizes valuation inputs based on the observable nature of those inputs. The three levels of the fair value hierarchy are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed on the measurement date
Level 2 - quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data
Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities
At June 30, 2022, and December 31, 2021, the Company had $76.4 million and $140.9 million in money market funds, respectively. Money market funds and short-term investments, consisting entirely of investments in U.S. treasury securities, are Level 1 financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
The following table presents information about the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$76,431	$76,431	$—	$—
Short-term investments	38,931	38,931	—	—
Total financial assets	$115,362	$115,362	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$140,856	$140,856	$—	$—
Short-term investments	—	—	—	—
Total financial assets	$140,856	$140,856	$—	$—
(e)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the condensed balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the three and six months ended June 30, 2022 and 2021.
The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the six months ended June 30, 2022, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of June 30, 2022. The aggregate fair value of investments with unrealized losses as of June 30, 2022 is $38.9 million.

(f)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of June 30, 2022 and June 30, 2021 are 12,663,010 and are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
(g)Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company utilizes newly issued shares to satisfy option exercises, the vesting of RSUs, and 2020 Employee Stock Purchase Plan ("2020 ESPP") purchases.
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
(h)Recently issued and recently adopted accounting standards
In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company has elected to adopt this standard in conjunction with the investment in debt securities during the quarter ended June 30, 2022.
3. Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2022 and December 31, 2021 consisted of money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$77,526	$142,467
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$78,404	$143,345
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
4. Investments
The Company's investments consist of the following:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities - due within 1 year	$39,003	$—	$(72)	$38,931
Money market funds	76,431	—	—	76,431
Total	$115,434	$—	$(72)	$115,362

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities - due within 1 year	$—	$—	$—	$—
Money market funds	140,856	—	—	140,856
Total	$140,856	$—	$—	$140,856
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

As of June 30, 2022, and December 31, 2021, the Company’s operating lease right-of-use assets were $10.3 million and $10.8 million, respectively.  As of June 30, 2022, and December 31, 2021, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were $0.2 million and $0.2 million, respectively.
6. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the total number of shares of common stock issued and outstanding was 42,579,852 and 42,457,471, respectively.
As of June 30, 2022, the Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through June 30, 2022, no sales of common stock have been made pursuant to the Sales Agreement.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$1,051	$1,409	$2,315	$2,427
General and administrative expenses	1,261	1,509	2,443	2,911
Total stock-based compensation expense	$2,312	$2,918	$4,758	$5,338
Total unrecognized compensation expense for all stock-based compensation plans was $21.0 million as of June 30, 2022. This expense is expected to be recognized over a weighted average remaining vesting period of 2.42 years.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	82.68%	89.12%	83.01%	89.19%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	5.73	5.94	5.96	5.95
Risk free rate	2.77%	1.07%	2.22%	1.00%

(c)Stock options
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2021	8,963,945	$7.20	8.32	$6,912
Options granted	1,079,700	$2.06
Options exercised	(36,500)	$3.67
Options cancelled/forfeited	(2,368,752)	$7.87
Outstanding at June 30, 2022	7,638,393	$6.29	8.11	$4
Exercisable as of June 30, 2022	3,189,117	$6.08	7.20	$—
During the six months ended June 30, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. During the six months ended June 30, 2021, 116,861 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.2 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and June 30, 2021 was $1.47 and $8.99 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	132,000	$9.97
Restricted stock units granted	700,000	$3.69
Restricted stock units vested	(10,000)	$12.49
Restricted stock units forfeited	(219,000)	$5.13
Non-vested at June 30, 2022	603,000	$4.39
(e)Employee stock purchase plan
The Company’s 2020 ESPP was adopted by the Company’s Board of Directors in March 2020 and approved by the Company’s stockholders in May 2020. A total of 759,936 shares of common stock have been reserved for issuance under the 2020 ESPP.
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
For the six months ended June 30, 2022, the Company issued 75,881 shares of common stock at a purchase price of $0.83 per share under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the six months ended June 30, 2022 was $0.1 million. As of June 30, 2022, $0.1 million of employee contributions are included in accounts payable and accrued liabilities in the accompanying condensed balance sheet.

7. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outstanding stock options	7,638,393	7,706,353	7,638,393	7,706,353
Restricted stock units	603,000	173,500	603,000	173,500
Shares issuable under 2020 ESPP	76,872	29,102	76,872	29,102
	8,318,265	7,908,955	8,318,265	7,908,955

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

Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Protein engineering methods generally involve the modification of native proteins. With our de novo protein design process we design new protein scaffolds from the ground up, capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to deliver greater therapeutic benefit. With the introduction of machine learning to this process in recent months, we have been able to accelerate our timeline for adding potential candidates in our pipeline. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer and inflammatory conditions. We are initially focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, potency and targeting to tumor or inflamed tissues.
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
NL-201
Our lead product candidate, NL-201, is an IL-2/IL-15 agonist designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while enhancing binding to the beta and gamma subunits. We believe it to be the first fully de novo protein to be put into clinical trials. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in the NL-201 product candidate. We have since completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates, as well as initiated a first in-human clinical trial. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 is intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors. In addition, we believe NL-201 holds promise in combination with allogeneic cellular therapies to expand and maintain populations of transplanted CAR-T and natural killer ("NK") cells.
Recombinant human IL-2 (rhIL-2) is one of the few immuno-oncology drugs with demonstrated activity as a single agent. IL-2 has a confirmed mechanism of action for treating tumors; however, it has encountered issues as a therapeutic due to the preferential binding and activation of cells that contain CD25, the alpha subunit of the heterotrimeric IL-2 receptor. CD25 induces conformational changes in IL-2 that enable high-affinity binding to the beta and gamma subunits of the IL-2 receptor. At high doses, preferential binding to endothelial cells expressing CD25 is believed to exacerbate vascular leak syndrome, whereas at low doses, preferential activation of CD25-expressing regulatory T cells (Tregs) can inhibit anticancer immune responses. Due to IL-2’s potential for severe toxicity, with vascular leak syndrome and cytokine storm being frequent side effects, and reduced efficacy over time, its use as a therapeutic has been limited. Further, low-dose treatment with IL-2 has generally been insufficient to demonstrate antitumor activity.

While the problem posed by IL-2 is well understood, it has been difficult to modify native IL-2 to retain potent activation of IL-2 receptor while eliminating binding to CD25. Instead of modifying native IL-2, NL-201 was developed using computational methods to design a new sequence with the proper intermolecular interactions to efficiently bind the beta and gamma subunits while eliminating CD25 binding. As opposed to traditional recombinant protein therapeutics, de novo proteins are entirely novel sequences with limited homology to native proteins. While there is a potential that patients may mount an anti-drug immune response against NL-201, we believe that this risk may be mitigated by several factors, including the stability of the protein and its resistance to proteolytic degradation.
In May 2021, we enrolled the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. On May 16, 2022, we announced that we had begun dosing patients in a new arm of the clinical trial study with a combination of NL-201 and Merck's checkpoint inhibitor KEYTRUDA® (pembrolizumab).
The Phase 1 study is planned to enroll up to 252 patients with advanced, relapsed or refractory solid tumors, with approximately 120 patients expected to receive intravenous NL-201 as monotherapy and up to 132 patients expected to receive NL-201 in combination with pembrolizumab. The trial is assessing safety, pharmacokinetics, pharmacodynamics, immunogenicity, and antitumor activity. When a recommended Phase 2 dose and schedule are determined, we expect to enroll indication-specific expansion cohorts of patients with renal cell carcinoma and melanoma. The trial is being conducted at multiple sites in North America and Australia.
The trial is evaluating two different schedules and multiple dose levels, with doses escalating gradually from 0.1 μg/kg to 24 μg/kg. Intermediate dose levels have been added to both schedules, which has extended the timeline to reach the anticipated Phase 2 dose. Dose escalation continues in both schedules, and we now anticipate disclosing interim data in 2023.
In addition to our ongoing Phase 1 clinical trial of NL-201 for advanced solid tumors, we plan to initiate a Phase 1 clinical trial in hematological malignancies. The timing of enrollment in this trial will be dependent on data to come from our ongoing solid tumor Phase 1 trial relating to safety and optimal dosing schedules.
Other Research Programs
Beyond our initial focus on NL-201, our research team is using de novo protein design to develop additional molecules as therapeutic candidates. In 2020, we reported development of NL-CVX1, a fully de novo decoy protein that was designed to block infection of human cells by the SARS-CoV-2 virus. In June 2021, we suspended plans to develop this molecule as effective vaccines became widely available, however we believe this is a powerful example of the capability of our technology to develop potential de novo therapies in a short time frame. In 2021, we reported preclinical data for an inhibitor of IL-2 and IL-15 activity, Neo-5171, which demonstrated in vivo anti-inflammatory activity.
Recently, our scientists have been incorporating machine learning and neural networks to our existing de novo protein design methods to more quickly develop potential therapeutics that we believe will be able to address significant unmet medical needs in areas including oncology, inflammation, and autoimmunity. Advances in machine learning, combined with the expertise and experience of our protein design and research team, expands the scope of our de novo protein design process to include complex structures.
We are currently exploring targeted and/or conditionally active IL-2/IL-15 mimetics, targeted T-Reg agonists, and other cytokine mimetics that we believe will provide important mechanisms of action for immuno-oncology and treatment of inflammation. Additional candidates will enter our preclinical pipeline as they become validated.

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
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Beginning in the first quarter of 2021, our offices reopened, with some employees returning to working in person in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC") and applicable regulations. During 2022, we have seen an increase in the number of employees returning to in-office work with hybrid schedules, as well as an increase in travel to in-person conferences and events, and we continue to assess the ongoing impacts of the pandemic on our workforce, supply chain, and availability of critical vendors. Business-critical research and development work has continued throughout the pandemic, adhering to employee safety guidelines. We continually assess our work policies and monitor federal, state, and local guidance and regulations in order to determine any changes to work practices.

Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Research and development	$10,956	$9,824	$1,132	12%	$21,656	$19,506	$2,150	11%
General and administrative	4,915	5,300	(385)	(7)%	9,580	10,566	(986)	(9)%
Total operating expenses	$15,871	$15,124	$747	5%	$31,236	$30,072	$1,164	4%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three and six months ended June 30, 2022, research and development expenses were $11.0 million and $21.7 million, respectively, compared to $9.8 million and $19.5 million for the three and six months ended June 30, 2021, respectively. The increase in research and development expenses during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to increased clinical trial expenses related to our lead product candidate, NL-201.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three and six months ended June 30, 2022, general and administrative expenses were $4.9 million and $9.6 million, respectively, compared to $5.3 million and $10.6 million for the three and six months ended June 30, 2021, respectively. The decrease in general and administrative expenses during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was primarily due to decreases in personnel-related and facility-related costs.
Other income (loss), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$194	$5	$189	3780%	$207	$8	$199	2488%
Foreign exchange gains/(losses)	5	1	4	400%	6	(4)	10	(250)%
Other expenses	(16)	(11)	(5)	45%	(16)	(11)	(5)	45%
Total other income (loss), net	$183	$(5)	$188	(3760)%	$197	$(7)	$204	(2914)%
The increase in interest income during the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, was due to broad increases in the interest rate environment resulting in higher interest earned on our money market fund investments. Additionally, the increase is due to purchases of U.S. treasury securities during the three months ended June 30, 2022 which yield a higher rate of interest than investments in money market funds.

Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $25.4 million and $26.6 million of cash flows during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $424.5 million, working capital of $109.2 million, and cash, cash equivalents, and short-term investments of $116.5 million.
On November 4, 2021, we entered into an ATM "at-the-market" Equity Offering Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or BofA, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $40.0 million through BofA, as sales agent. No sales of our common stock have been made pursuant to this Sales Agreement to date.
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(25,385)	$(26,634)
Investing activities	(39,751)	(2,280)
Financing activities	195	593
Net change in cash, cash equivalents, and restricted cash	$(64,941)	$(28,321)

Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2022 and June 30, 2021 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the six months ended June 30, 2022, a net loss of $31.0 million was adjusted for non-cash items including stock-based compensation expense of $4.8 million and a net decrease of $0.5 million due to changes in operating assets and liabilities. For the six months ended June 30, 2021, a net loss of $30.1 million was adjusted for non-cash items including stock-based compensation expense of $5.3 million and a net decrease of $2.9 million due to changes in operating assets and liabilities.
Net cash used in investing activities
For the six months ended June 30, 2022, cash used in investing activities consisted primarily of purchases of available-for-sale securities and laboratory equipment. For the six months ended June 30, 2021, cash used in investing activities consisted primarily of purchases of laboratory equipment and office furnishings.
Net cash provided by financing activities
For the six months ended June 30, 2022 and June 30, 2021, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of common stock under our 2020 Employee Stock Purchase Plan.

Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2022, we had approximately $116.5 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations through 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
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
•the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the continued impacts of the COVID-19 pandemic and related economic pressures, including supply chain disruptions, and other disruptions that may occur with any resurgence of acute cases of SARS-CoV-2, including resurgances relating to new variants;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of Part II of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2022 other than those discussed in Note 2(g) in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our business is heavily dependent on the success of our Neoleukin de novo protein design technology and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin design process, or other proprietary technologies we may develop, the development and commercialization of our product candidates may be adversely affected.

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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of June 30, 2022, we had approximately $116.5 million in cash, cash equivalents, and short-term investments. We expect to incur substantial expenditures in the foreseeable future as we seek to advance NL-201 and any future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2023. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the impact of inflationary pressures on salaries and wages, costs of goods and transportation expenses, among other things;
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
We will be required to seek additional funding in the future and currently intend to do so through additional collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Any future debt financings we may do, if available to us, are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish some or all of our rights to certain product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the six months ended June 30, 2022 and June 30, 2021, we reported net losses of $31.0 million and $30.1 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $60.7 million and $33.3 million, respectively. As of June 30, 2022, we had an accumulated deficit since our inception as Aquinox of $424.5 million.

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
Since we became Neoleukin Therapeutics, Inc., our operations have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, and undertaking preclinical studies and early clinical development activities. We have not yet obtained regulatory approval for any product candidate. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any current or future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our ongoing activities, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements for at least the next 12 months. However, circumstances may cause us to consume capital more rapidly than we anticipate. We will likely require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds sooner to pursue a more accelerated development of future product candidates.
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

Our business is heavily dependent on the success of our Neoleukin design process and of our most advanced product candidate, NL-201. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. We have invested a significant portion of our efforts and financial resources in the development of advanced computational algorithms and other methods, including machine learning for the design of functional de novo proteins with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Our lead product candidate, NL-201, is a Neoleukin de novo protein derived from our Neoleukin design process. However, NL-201 and our other product candidates are still in early stages of development. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our lead product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. Regulatory authorities may approve a product candidate for targets, disease indications, or patient populations that are not as broad as we intended or desired, approve more limited indications than requested, or require distribution restrictions or strong safety language, such as contraindications or boxed warnings. Regulatory authorities may also require Risk Evaluation and Mitigation Strategies, or REMS, or the performance of costly post-marketing clinical trials. Even if we successfully obtain regulatory approvals to market our product candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.
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
The success of our Neoleukin design process, NL-201, and our other product candidates will depend on many factors, including the following:
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
The success of our business depends primarily upon our ability to discover, develop, and commercialize a pipeline of product candidates using our Neoleukin design process. Unlike traditional protein-based therapeutics that modify native proteins, our Neoleukin design process allows us to create new proteins from the ground up. Our design process uses advanced computational algorithms and methods to design functional de novo proteins that are hyper-stable, modifiable, and are designed to optimize desired intermolecular interactions and eliminate undesirable interactions. While we believe this approach will enable us to develop product candidates that may offer unique therapeutic benefits, the scientific basis of our efforts to develop product candidates using our Neoleukin design process is ongoing and may not result in viable product candidates.
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
To date, NL-201 is our only product candidate currently being tested in a clinical trial, and testing is in the early stages. We have not tested any of our other product candidates in any clinical trials. We may ultimately discover that our Neoleukin design process and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue, or they may trigger immune responses that inhibit the activity of the product candidate or that cause adverse side effects in humans. We may spend substantial funds attempting to mitigate these properties and may never succeed in doing so. In addition, product candidates based on our Neoleukin design process may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our Neoleukin design process and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways.

The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known, or extensively studied product candidates. Because the FDA has no prior experience with de novo proteins as therapeutics, we anticipate that this may increase the complexity, uncertainty, and length of the regulatory approval process for our product candidates. We or any future partners may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If the products resulting from our Neoleukin design process and research programs prove to be ineffective, unsafe, or commercially unviable, our Neoleukin design process and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
We may not be successful in our efforts to use our Neoleukin design process to expand our pipeline of product candidates and develop marketable products.
The success of our business depends in part upon our ability to discover, develop, and commercialize products based on our Neoleukin design process, which may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources.
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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the global outbreak of the COVID-19 pandemic resulted in extended shutdowns of businesses in the United States, Canada, and many other countries and had ripple effects to businesses around the world. Global health concerns, such as the COVID-19 pandemic, and the ensuing impacts on financial markets and supply chain logistics could also result in adverse effects to our manufacturing operations, including our ability to source raw materials and reagents. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
As of June 30, 2022, we had approximately 79 full-time employees. As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial, and other resources, and may not be able to retain key employees or identify and hire the personnel we need to accommodate that growth. In addition, we have limited experience in product development. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development and regulatory capabilities and contract with other organizations to provide manufacturing and other capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management, advisors, and other specialized personnel. We currently do not maintain key person insurance on any of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of key scientific and other skilled personnel because of the nature of our research and development process, de novo protein design and technologies required to create product candidates, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
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

Risks Related to Intellectual Property
If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin design process technology, or other proprietary technologies we may develop, the development and commercialization of our product candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, as amended on October 29, 2020, effective July 24, 2020, and again on December 27, 2021, effective December 15, 2021, we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of key molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin design process. However, we may not be able to apply for patents on certain aspects of our product candidates in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Patents we currently hold, or in the future may obtain, may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions, such as market volatility and economic uncertainty due to rising interest rates, inflation, the war in Ukraine, and the COVID-19 pandemic.
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
These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: August 9, 2022	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive and Financial Officer)