Form 10-Q
period 2022-09-30
Neoleukin Therapeutics, Inc.
filed 2022-11-14
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 11, 2022, there were 42,594,602 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2022
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$40,335	$142,467
Short-term investments	66,543	—
Other current assets	1,979	1,522
Total current assets	108,857	143,989

Property and equipment, net	5,817	6,452
Operating lease right-of-use assets	9,990	10,766
Intangible asset, net	—	128
Other non-current assets	1,912	1,928
Total assets	$126,576	$163,263

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$8,858	$7,415
Operating lease liabilities	1,320	1,166
Finance lease liabilities	59	55
Total current liabilities	10,237	8,636

Non-current operating lease liabilities	10,683	11,696
Non-current finance lease liabilities	9	67
Total liabilities	20,929	20,399

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of September 30, 2022 and December 31, 2021; issued and outstanding, 42,594,602 as of September 30, 2022 and 42,457,471 as of December 31, 2021	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of September 30, 2022 and December 31, 2021; issued and outstanding, 0 as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	543,348	536,362
Accumulated other comprehensive income (loss)	(92)	—
Accumulated deficit	(437,609)	(393,498)
Total stockholders’ equity	105,647	142,864
Total liabilities and stockholders’ equity	$126,576	$163,263
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$9,471	$9,896	$31,128	$29,402
General and administrative	4,138	5,556	13,718	16,122
Total operating expenses	13,609	15,452	44,846	45,524
Loss from operations	(13,609)	(15,452)	(44,846)	(45,524)
Interest income	559	6	766	14
Other income (loss), net	(22)	—	(32)	(15)
Net loss	$(13,072)	$(15,446)	$(44,112)	$(45,525)
Comprehensive income (loss):
Unrealized loss on available-for-sale securities	(20)	—	(92)	—
Comprehensive loss	$(13,092)	$(15,446)	$(44,204)	$(45,525)

Net loss per share – basic and diluted	$(0.24)	$(0.28)	$(0.80)	$(0.83)
Basic and diluted weighted average common shares outstanding	55,251,039	55,087,777	55,199,822	55,020,059
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(44,112)	$(45,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,789	8,548
Depreciation and amortization	1,193	916
Amortization of operating lease right-of-use assets	776	730
Amortization and accretion of premiums/discounts on available-for-sale securities	(105)	—
Loss on disposal of property and equipment	108	—
Changes in operating assets and liabilities:
Other current assets and other non-current assets	(287)	36
Accounts payable and accrued liabilities	1,823	332
Operating lease liabilities	(859)	(427)
Net cash used in operating activities	(34,674)	(35,390)

Investing activities
Purchases of property and equipment	(1,006)	(2,867)
Purchases of available-for-sale securities	(81,595)	—
Proceeds from maturities of available-for-sale securities	15,000	—
Net cash used in investing activities	(67,601)	(2,867)

Financing activities
Proceeds from exercise of stock options	134	408
Payment on finance lease obligations	(54)	(2)
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	63	219
Net cash provided by financing activities	143	625

Net change in cash, cash equivalents, and restricted cash during the period	(102,132)	(37,632)
Cash, cash equivalents, and restricted cash, beginning of period	143,345	193,434

Cash, cash equivalents, and restricted cash, end of period	$41,213	$155,802

Supplemental disclosure of non-cash investing and financing activities:
Operating lease liabilities arising from obtaining ROU asset	$—	$1,584
Purchases of property and equipment unpaid at period-end	$28	$297
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2021	42,457,471	$—	$536,362	$—	$(393,498)	$142,864
Shares issued upon exercises of stock options	36,500	—	134	—	—	134
Stock-based compensation	—	—	2,446	—	—	2,446
Net loss	—	—	—	—	(15,351)	(15,351)
Balances, March 31, 2022	42,493,971	$—	$538,942	$—	$(408,849)	$130,093
Issuance of shares under Employee Stock Purchase Plan	75,881	—	63	—	—	63
Shares issued upon vesting of restricted stock units	10,000	—	—	—	—	—
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized loss on available-for-sale securities	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(15,688)	(15,688)
Balances, June 30, 2022	42,579,852	$—	$541,317	$(72)	$(424,537)	$116,708
Shares issued upon vesting of restricted stock units	14,750	—	—	—	—	—
Stock-based compensation	—	—	2,031	—	—	2,031
Unrealized loss on available-for-sale securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(13,072)	(13,072)
Balances, September 30, 2022	42,594,602	$—	$543,348	$(92)	$(437,609)	$105,647
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	income (loss)	Deficit	Equity
Balances, December 31, 2020	42,196,296	$—	$524,022	$—	$(332,806)	$191,216
Shares issued upon exercises of stock options	91,737	—	282	—	—	282
Shares issued upon vesting of restricted stock units	38,000	—	—	—	—	—
Stock-based compensation	—	—	2,420	—	—	2,420
Net loss	—	—	—	—	(14,950)	(14,950)
Balances, March 31, 2021	42,326,033	$—	$526,724	$—	$(347,756)	$178,968
Shares issued upon exercises of stock options	25,124	—	95	—	—	95
Issuance of shares under Employee Stock Purchase Plan	22,972	—	219	—	—	219
Shares issued upon vesting of restricted stock units	45,000	—	—	—	—	—
Stock-based compensation	—	—	2,918	—	—	2,918
Net loss	—	—	—	—	(15,129)	(15,129)
Balances, June 30, 2021	42,419,129	$—	$529,956	$—	$(362,885)	$167,071
Shares issued upon exercises of stock options	7,505	—	31	—	—	31
Shares issued upon vesting of restricted stock units	1,500	—	—	—	—	—
Stock-based compensation	—	—	3,210	—	—	3,210
Net loss	—	—	—	—	(15,446)	(15,446)
Balances, September 30, 2021	42,428,134	$—	$533,197	$—	$(378,331)	$154,866
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
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2022, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2022.The Company reclassified prior year interest income in the condensed statements of operations and comprehensive income (loss) to conform to current year presentation. This reclassification had no effect on net loss or comprehensive loss.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of September 30, 2022.
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

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed on the measurement date
Level 2 - quoted prices (in non-active markets or in active markets for similar assets or liabilities), observable inputs other than quoted prices and inputs that are not directly observable but are corroborated by observable market data
Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities
At September 30, 2022 and December 31, 2021, the Company had $39.7 million and $140.9 million in money market funds, respectively. Money market funds and short-term investments, consisting entirely of investments in U.S. treasury securities, are Level 1 financial instruments as they are valued at the closing price reported by the fund sponsor from an actively traded exchange.
The following table presents information about the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$39,684	$39,684	$—	$—
Short-term investments	66,543	66,543	—	—
Total financial assets	$106,227	$106,227	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Cash equivalents	$140,856	$140,856	$—	$—
Short-term investments	—	—	—	—
Total financial assets	$140,856	$140,856	$—	$—
(e)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the condensed balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the three and nine months ended September 30, 2022 and 2021.
The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the nine months ended September 30, 2022, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of September 30, 2022. The aggregate fair value of investments with unrealized losses as of September 30, 2022 is $66.5 million.
(f)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of September 30, 2022 and September 30, 2021 are 12,663,010 and are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
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
(h)Recently issued and recently adopted accounting standards
In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard in conjunction with the investment in debt securities during the quarter ended June 30, 2022.
3. Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2022 and December 31, 2021 consisted of money market funds.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$40,335	$142,467
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$41,213	$143,345
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
4. Investments
The Company's investments consist of the following:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities - due within 1 year	$66,635	$—	$(92)	$66,543
Money market funds	39,684	—	—	39,684
Total	$106,319	$—	$(92)	$106,227

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities - due within 1 year	$—	$—	$—	$—
Money market funds	140,856	—	—	140,856
Total	$140,856	$—	$—	$140,856
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

As of September 30, 2022, and December 31, 2021, the Company’s operating lease right-of-use assets were $10.0 million and $10.8 million, respectively.  As of September 30, 2022, and December 31, 2021, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were $0.2 million and $0.2 million, respectively.
6. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the total number of shares of common stock issued and outstanding was 42,594,602 and 42,457,471, respectively.
As of September 30, 2022, the Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through September 30, 2022, no sales of common stock have been made pursuant to the Sales Agreement.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$973	$1,423	$3,288	$3,850
General and administrative expenses	1,058	1,787	3,501	4,698
Total stock-based compensation expense	$2,031	$3,210	$6,789	$8,548
Total unrecognized compensation expense for all stock-based compensation plans was $17.8 million as of September 30, 2022. This expense is expected to be recognized over a weighted average remaining vesting period of 2.33 years.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	84.18%	89.17%	83.80%	89.18%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	6.08	6.07	6.04	6.03
Risk free rate	2.83%	0.83%	2.63%	0.89%

(c)Stock options
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2021	8,963,945	$7.20	8.32	$6,912
Options granted	3,360,450	$1.34
Options exercised	(36,500)	$3.67
Options cancelled/forfeited	(2,871,996)	$7.86
Outstanding at September 30, 2022	9,415,899	$4.92	8.30	$—
Exercisable as of September 30, 2022	3,729,902	$6.04	7.16	$—
During the nine months ended September 30, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. During the nine months ended September 30, 2021, 124,366 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and September 30, 2021 was $0.96 and $6.49 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	132,000	$9.97
Restricted stock units granted	700,000	$3.69
Restricted stock units vested	(24,750)	$12.20
Restricted stock units forfeited	(353,000)	$4.86
Non-vested at September 30, 2022	454,250	$4.14
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
For the nine months ended September 30, 2022, the Company issued 75,881 shares of common stock at a purchase price of $0.83 per share under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the nine months ended September 30, 2022 was $0.1 million. As of September 30, 2022, $0.1 million of employee contributions are included in accounts payable and accrued liabilities in the accompanying condensed balance sheet.

7. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Outstanding stock options	9,415,899	9,619,138	9,415,899	9,619,138
Restricted stock units	454,250	170,500	454,250	170,500
Shares issuable under 2020 ESPP	61,922	24,965	61,922	24,965
	9,932,071	9,814,603	9,932,071	9,814,603

8. Subsequent events
Effective November 12, 2022, the Company's Board of Directors approved a strategic decision to discontinue further development of NL-201, and to move forward focusing the Company's investment in early stage pre-clinical development of the next generation of de novo proteins. The Board of Directors also approved a restructuring plan, including a reduction in force of approximately 40%. The Company's current best estimate of costs it will incur total between $6.3 million and $8.3 million, consisting of severance, benefits, costs associated with the discontinuation of further development of NL-201, and other costs. The majority of these costs are expected to be incurred during the fourth calendar quarter of 2022 and the first half of 2023, and the Company expects the execution of the restructuring plan will be substantially complete by the second calendar quarter of 2023.

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

Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Protein engineering methods generally involve the modification of native proteins. With our de novo protein design process we design new protein scaffolds from the ground up, capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to deliver greater therapeutic benefit. With the introduction of machine learning to this process in recent months, we have been able to accelerate our timeline for adding potential candidates in our pipeline. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer and inflammatory conditions. To date, we have been focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. Neoleukin de novo cytokine mimetics can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, potency and targeting to tumor or inflamed tissues.
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
Recent Developments
On November 12, 2022, we made a strategic decision to focus our resources on the next generation of immunotherapies using de novo protein design, advanced machine learning, and the lessons we have learned from our development of de novo cytokine mimetics, including NL-201. Moving forward, we expect to focus on technology that widens the therapeutic window, such as the development of targeted and conditionally activated molecules to create potent immune agonists. We believe we are well positioned to do this work based on our expertise in de novo protein design combined with our experience in advanced machine learning and neural networks, which allows us to predict and create structures for de novo proteins with more sophisticated and dynamic structural elements than was previously possible.
This shift in focus coincides with our strategic decision to discontinue development for our lead product candidate, NL-201. We believe NL-201 was the first fully de novo protein to be evaluated in clinical trials, and during the monotherapy arm of the trial, we were able to demonstrate engagement of the target receptor and expected pharmacodynamic changes for a potent IL-2/IL-15 agonist. Furthermore, our preliminary monotherapy data does not demonstrate significant immunogenicity even after multiple cycles of therapy, which is an important de-risking of the potential for de novo proteins. However, based on a review of the preliminary data, the expected benefit to risk ratio for patients, and recent developments in the field of IL-2 therapeutics, we determined that the resources required to continue development would be better applied to advancing the next generation of de novo protein therapeutics.
As a result of the decision to discontinue development of NL-201, on November 12, 2022, our Board of Directors approved a restructuring plan, including a reduction in force of approximately 40%. Cost savings as a result of this reduction in force as well as the discontinuation of development of NL-201 are expected to extend our existing cash runway into the second half of 2025.

NL-201
NL-201 is an IL-2/IL-15 agonist designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while enhancing binding to the beta and gamma subunits, We elected to take NL-201 into clinical trial initially because of the potential for differentiation from IL-2 demonstrated in initial research. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial anti-tumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in the NL-201 product candidate. We then completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates, and initiated our first in-human clinical trial. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 was intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors, and may also hold promise as a therapeutic to be used in combination with allogeneic cellular therapies to expand and maintain populations of transplanted CAR-T and natural killer ("NK") cells.
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
In May 2021, we enrolled the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. On May 16, 2022, we announced that we had begun dosing patients in a new arm of the clinical trial study with a combination of NL-201 and Merck's checkpoint inhibitor KEYTRUDA® (pembrolizumab). On November 12, 2022, we made the decision to discontinue development of NL-201 for strategic reasons and focus our resources on advancing the next generation of de novo protein therapeutics, using the lessons we have learned from our development of NL-201. We have also discontinued plans for any future trials, including a Phase 1 clinical trial in hematological malignancies.
Other Research Programs
Beyond our initial focus on NL-201, our research team is using de novo protein design to develop additional molecules as therapeutic candidates. In 2020, we reported development of NL-CVX1, a fully de novo decoy protein that was designed to block infection of human cells by the SARS-CoV-2 virus. In June 2021, we suspended plans to develop this molecule as effective vaccines became widely available; however, we believe this is a powerful example of the capability of our technology to develop potential de novo therapies in a short time frame. In 2021, we reported preclinical data for an inhibitor of IL-2 and IL-15 activity, Neo-5171, which demonstrated in vivo anti-inflammatory activity. In 2022, we announced that we are exploring a targeted activator of T-regulatory cells for the treatment of inflammation and autoimmune diseases.

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
Following the decision to discontinue development of NL-201, we are focused on research into the next generation of de novo cytokine mimetics that widen the therapeutic window, such as the development of targeted and conditionally activated molecules to create potent immune agonists. We expect to combine our expertise in de novo protein design, including data gathered from the development of NL-201 and research into other novel cytokine mimetics, with advances in machine learning and neural networks to create more sophisticated and dynamic structural elements than was previously possible. Additional candidates will enter our preclinical pipeline as they become validated.
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
Based upon our current operating plan, we believe our cash-on-hand will be sufficient to fund operations into the second half of 2025.
COVID-19 Impact
The COVID-19 pandemic has impacted worldwide economic activity during a time of extremely elevated health risks that necessitated a move away from business as usual. During this unprecedented time, protecting the health and well-being of our employees and community was a top priority, which we had to balance against trying to maintain continuity of our research, development, and business activities. Our industry, along with many others, has also experienced supply chain disruptions related to the COVID-19 pandemic that impacted our ability to do business as usual and increased certain costs of doing business.
In March 2020, we transitioned to a work from home policy for our employees and discontinued all work-related travel. Beginning in the first quarter of 2021, our offices reopened, with some employees returning to working in person in accordance with guidance from Washington State and the U.S. Centers for Disease Control and Prevention ("CDC") and applicable regulations. As of the end of the third quarter of 2022, we have returned essentially all of our employees to in-office work with hybrid schedules, and have resumed travel to in-person conferences and events, although we continue to assess the ongoing impacts of the COVID-19 pandemic on our workforce, supply chain, and availability of critical vendors. We have been able to continue our business-critical research and development work throughout the pandemic, adhering to employee safety guidelines. As we move forward, we will continue to assess our work policies and monitor federal, state, and local guidance and regulations to determine any changes to work practices that may be necessary in the event of any resurgence of the COVID-19 pandemic.

Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Research and development	$9,471	$9,896	$(425)	(4)%	$31,128	$29,402	$1,726	6%
General and administrative	4,138	5,556	(1,418)	(26)%	13,718	16,122	(2,404)	(15)%
Total operating expenses	$13,609	$15,452	$(1,843)	(12)%	$44,846	$45,524	$(678)	(1)%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations ("CROs"), manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
For the three months ended September 30, 2022, research and development expenses were $9.5 million, compared to $9.9 million for the three months ended September 30, 2021. The decrease in research and development expenses during the three months ended September 30, 2022 is primarily due to a decrease in personnel-related costs, offset partially by increases in costs related to our Phase 1 clinical trial of NL-201.
For the nine months ended September 30, 2022, research and development expenses were $31.1 million, compared to $29.4 million for the nine months ended September 30, 2021. The increase in research and development expenses during the nine months ended September 30, 2022 is due to increases in costs related to our Phase 1 clinical trial of NL-201, offset partially by a decrease in personnel-related costs and a decrease in NL-CVX1 costs due to the suspension of this program in June 2021.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three months ended September 30, 2022, general and administrative expenses were $4.1 million, compared to $5.6 million for the three months ended September 30, 2021. The decrease in general and administrative expenses during the three months ended September 30, 2022 was primarily due to a decrease in personnel-related costs.
For the nine months ended September 30, 2022, general and administrative expenses were $13.7 million, compared to $16.1 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses during the nine months ended September 30, 2022 was primarily due to decreases in personnel-related and facility-related costs.

Other income (loss), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Interest income	$559	$6	$553	*	$766	$14	$752	*
Foreign exchange gains/(losses)	1	—	1	*	8	(3)	11	*
Other expenses	(23)	—	(23)	*	(40)	(12)	(28)	*
Total other income (loss), net	$537	$6	$531	*	$734	$(1)	$735	*
*Not meaningful
The increase in interest income during the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, was due to broad increases in the interest rate environment resulting in higher interest earned on our money market fund investments. Additionally, the increase is due to purchases of U.S. treasury securities during 2022 which yield a higher rate of interest than investments in money market funds.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $34.7 million and $35.4 million of cash flows during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $437.6 million, working capital of $98.6 million, and cash, cash equivalents, and short-term investments of $106.9 million.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(34,674)	$(35,390)
Investing activities	(67,601)	(2,867)
Financing activities	143	625
Net change in cash, cash equivalents, and restricted cash	$(102,132)	$(37,632)

Net cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2022 and September 30, 2021 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the nine months ended September 30, 2022, a net loss of $44.1 million was adjusted for non-cash items including stock-based compensation expense of $8.8 million and a net decrease of $0.7 million due to changes in operating assets and liabilities. For the nine months ended September 30, 2021, a net loss of $45.5 million was adjusted for non-cash items including stock-based compensation expense of $8.5 million and a net decrease of $0.1 million due to changes in operating assets and liabilities.

Net cash used in investing activities
For the nine months ended September 30, 2022, cash used in investing activities consisted primarily of purchases of available-for-sale securities and laboratory equipment. For the nine months ended September 30, 2021, cash used in investing activities consisted primarily of purchases of laboratory equipment and office furnishings.
Net cash provided by financing activities
For the nine months ended September 30, 2022 and September 30, 2021, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of common stock under our 2020 Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2022, we had approximately $106.9 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations into the second half of 2025. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
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
•the cost of commercialization activities if any product candidates or future product candidates are approved for sale, including marketing, sales and distribution costs;
•the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•any product liability or other lawsuits related to our products;
•the potential delays in our preclinical studies, our development programs and our planned clinical trials due to the continued impacts of the COVID-19 pandemic and related economic pressures, including supply chain disruptions, and other disruptions that may occur with any resurgence of acute cases of SARS-CoV-2, including resurgences relating to new variants;
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of Part II of this Quarterly Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2022 other than those discussed in Note 2(g) in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our current stock price does not meet the listing requirements for the Nasdaq market on which our common stock is traded, and failure to meet listing requirements may result in a delisting of our stock from that exchange, which would adversely impact our ability to raise capital through future equity financings and decrease the value and liquidity of our common stock.
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
•Our business is heavily dependent on the success of our Neoleukin de novo protein design technology. Existing and future preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
•Future clinical trials or additional preclinical studies may reveal significant adverse events not seen in our earlier preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
•If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin design process, or other proprietary technologies we may develop, and the development and commercialization of our product candidates may be adversely affected.

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
Preclinical studies and clinical trials for our product candidates will require substantial funds to complete. As of September 30, 2022, we had approximately $106.9 million in cash, cash equivalents, and short-term investments. We expect to incur substantial expenditures in the foreseeable future as we seek to advance future product candidates through preclinical and clinical development, the regulatory approval process and, if approved, commercial launch activities. In addition, we will incur costs related to the discontinued development of NL-201 in the near term. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for approved products. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the potential delays in our preclinical studies, our development programs and our ongoing and planned clinical trial activities due to the effects of global events, including macroeconomic conditions and continued supply chain disruptions;
•the impact of inflationary pressures on salaries and wages, and costs of goods and transportation expenses, among other things;
•the cost of commercialization activities if our product candidates or any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•our efforts to enhance operational systems and hire additional personnel, including personnel to support development of our product candidates.
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or future clinical trials, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event would we recognize such revenues, before our product candidates are clinically tested, approved for commercialization and successfully marketed.
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, and all of our product candidates are in early clinical or preclinical development. We continue to incur significant expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the nine months ended September 30, 2022 and September 30, 2021, we reported net losses of $44.1 million and $45.5 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $60.7 million and $33.3 million, respectively. As of September 30, 2022, we had an accumulated deficit since our inception as Aquinox of $437.6 million.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we seek to identify, acquire, and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we are unable to bring any of our product candidates or future product candidates through full clinical trials for any reason, or if such product candidates or future product candidates do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
The continued listing standards of the Nasdaq Stock Market, or Nasdaq, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. On October 26, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until April 24, 2023, to regain compliance with the bid price requirement. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we fail to regain compliance by April 24, 2023, we may be eligible for a second 180 day compliance period, provided that, on such date, we meet the continued listing requirement for market value of publicly held shares and all other applicable Nasdaq listing requirements (other than the minimum closing bid price requirement) and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Such extension of the grace period would be subject to Nasdaq’s discretion, and there can be no guarantee that we would be granted an extension.
We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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
In addition, because of the numerous risks and uncertainties associated with biological product development, any future product candidates may not advance through development or achieve the endpoints of applicable clinical trials. Therefore, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform studies or trials in addition to those that we initially anticipate for any future product candidate. Even if we can complete the development and regulatory process for any product candidates or future product candidates, we anticipate incurring significant costs associated with commercializing these products.

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
•relinquish, or license on unfavorable terms, our rights to any future product candidates that we otherwise would seek to develop or commercialize ourselves; or
•significantly delay, scale back, or discontinue future clinical trials related to the development or commercialization of any of our future product candidates or cease operations altogether.
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
•the estimated costs for discontinuing development of NL-201;
•the clinical development plans we establish for any future product candidates;
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
•the effects of the global macroeconomic trends, including supply chain disruptions, inflationary pressures, unemployment rates and impacts of a potential market recession, on our business and financial results;
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
We are in the early stages of our development efforts. We have no products on the market, we have elected to discontinue development of NL-201, all of our remaining product candidates are still in [preclinical or] drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of any future product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Moreover, our development portfolio consists of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. If we do not receive regulatory approvals for clinical testing and commercialization of our product candidates, we may not be able to continue our operations.
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
•a failure to demonstrate that the dose for the product candidate has been optimized;
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

•delays in submitting Investigational New Drug, or INDs, or comparable foreign applications, or delays or failures in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
Our inability to complete development of, or commercialize our product candidates, or significant delays in doing so due to one or more of these factors, could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Further, cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for advanced cancers, i.e. third-line or beyond. When cancer is detected early enough, first-line therapy, usually chemotherapy, surgery, radiation therapy, immunotherapy, hormone therapy, or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect that our product candidates will initially be targeted to second- or third-line patients, and that if those product candidates prove to be sufficiently beneficial in those initial trials, we would expect to seek subsequent approval in earlier lines of therapy. Any product candidates we develop, even if approved, may not be successfully approved for earlier lines of therapy, and, prior to any such approvals, we will likely have to conduct additional clinical trials, which are often very lengthy, expensive, and have a significant risk of failure.

Our business is heavily dependent on the success of our Neoleukin design process. Preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. We have invested a significant portion of our efforts and financial resources in the development of advanced computational algorithms and other methods, including machine learning for the design of functional de novo proteins with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. We recently made a strategic decision to discontinue development for our lead product candidate, NL-201, and intend to focus our investment on early stage research of Neoleukin de novo proteins based, in part, on lessons learned from the clinical trial and preclinical studies of NL-201, which means we will continue for the near term to develop early stage product candidates. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. Our product candidates may not be successful in clinical trials or receive regulatory approval. Even if they are successful in clinical trials, regulatory authorities may not complete their review in a timely manner, or additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose or doses that maximizes not only the efficacy of a drug but the safety and tolerability as well. This shift from the prior approach, which generally determined the maximum tolerated dose, may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection in a target population. Other recent Oncology Center of Excellence initiatives have included Project FrontRunner, a new initiative with a goal of developing a framework for identifying candidate drugs for initial clinical development in the earlier advanced setting rather than for treatment of patients who have received numerous prior lines of therapies or have exhausted available treatment options. We are considering these policy changes as they relate to our programs.

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
The success of our Neoleukin design process and our future product candidates will depend on many factors, including the following:
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
Clinical trials for our product candidates may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of those product candidates.
If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to revise, pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by applicable regulatory authorities. We, applicable regulatory authorities, or institutional review boards, or IRBs, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome, and there is no guarantee that these side effects can be avoided through de novo protein design.
Further, de novo proteins are a new class of therapeutics that have not been tested in humans prior to our initial Phase 1 clinical trial of NL-201. De novo proteins can be substantially different from all known proteins and as a result it is unknown to what extent, if any, de novo proteins may produce immunologic reactions in patients. Immunologic reactions could substantially limit the effectiveness of the treatment, the duration of treatment, or represent safety risks.
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
The success of our business depends primarily upon our ability to discover, develop, and commercialize a pipeline of product candidates using our Neoleukin de novo protein design process. Unlike traditional protein-based therapeutics that modify native proteins, our Neoleukin design process allows us to create new proteins from the ground up. Our design process uses advanced computational algorithms and methods to design functional de novo proteins that are hyper-stable, modifiable, and are designed to optimize desired intermolecular interactions and eliminate undesirable interactions. While we believe this approach will enable us to develop product candidates that may offer unique therapeutic benefits, the scientific basis of our efforts to develop product candidates using our Neoleukin design process is ongoing and may not result in viable product candidates.
While we had favorable preclinical study results related to NL-201, and monotherapy data that demonstrated engagement of the target receptor, expected pharmacodynamic changes for a potent IL-2/IL-15 agonist, and preliminary data that did not demonstrate significant immunogenicity even after multiple cycles of therapy, we determined that the resources required to continue clinical development would be better applied to advancing the next generation of de novo immunotherapies. We may not be successful in moving any of our future product candidates into clinical development, and any product candidates that we are able to bring into clinical trials may subsequently be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
Following our decision to discontinue development of NL-201 in November 2022, we will not have any product candidate currently being tested in a clinical trial. We have not tested any of our other product candidates in any clinical trials. We may ultimately discover that our Neoleukin design process and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue, or they may trigger immune responses that inhibit the activity of the product candidate or that cause adverse side effects in humans. We may spend substantial funds attempting to mitigate these properties and may never succeed in doing so. In addition, product candidates based on our Neoleukin design process may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our Neoleukin design process and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways.

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
Following the decision in November 2022 to discontinue development of NL-201, all of our product candidates will be in preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, or we may decide, as we did with NL-201, to stop development for strategic reasons at any time. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the success of later-stage clinical trials. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our clinical trials will ultimately be successful or support clinical development of our product candidates.
Commencement of any future clinical trials for our product candidates is subject to finalizing the trial design and receiving approval from the FDA to proceed with clinical testing or similar approval from the EMA or other comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, the FDA, EMA, or comparable foreign regulatory authorities could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, which may require us to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.
We may encounter substantial delays in the commencement or completion of our clinical trials, or may be required to terminate or suspend such trials, which could result in increased costs to us or delay or limit our ability to generate revenue, adversely affecting our commercial prospects.
We may experience delays in initiating or completing clinical trials or may experience numerous unforeseen events during, or as a result of, any future clinical trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize any future product candidates, including:
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial or other reasons related to our overall business strategy. For example, our IND for NL-201 was initially placed on clinical hold, and while the FDA removed that clinical hold, there is no guarantee that any future clinical trials we pursue may not experience a similar hold. In addition, we elected in November 2022 to discontinue development of NL-201 for strategic reasons, to allow us to focus our resources on the next generation of de novo protein design. Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
If we experience delays or difficulties in the enrollment of patients in clinical trials, our future clinical development activities could be delayed or otherwise adversely affected.
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
If we are unable to enroll a sufficient number of patients for our future clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Preliminary, topline, and interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, and such changes in the final data may be material.
From time to time, we may publish preliminary or topline data from our recently terminated or future clinical trials, which is based on a preliminary analysis of then-available data. Those results and any related findings and conclusions are subject to change following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. Results from prespecified interim analyses that we may conduct are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. As a result, preliminary and topline data and prespecified interim analyses should be viewed with caution until the final data are available. Adverse differences between preliminary, topline, or interim data and final data could significantly harm our reputation and business prospects.
Failure to obtain regulatory approval would prevent any future product candidates from being marketed.
In order to market and sell our products, we must obtain marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval differs substantially from jurisdiction to jurisdiction. In many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Approval by a single regulatory authority does not ensure approval by other regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities. A failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our future product candidates by regulatory authorities, the commercial prospects of that product candidate may be significantly diminished and our business prospects could decline.
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
In the United States in recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act, or IRA, in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation.

In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in establishing their own coverage polices and reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.
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
We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical drug products, and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In addition, following the decision to discontinue development of NL-201 in November 2022, we do not have any product candidates in clinical development. If we are able to successfully advance any of our future product candidates through clinical development to approval by the FDA and comparable foreign regulatory authorities, we will need to either build our sales, marketing and distribution operations, including managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.
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
Because we have limited financial and managerial resources, we must choose the product candidates on which we focus our research and development efforts, which may require us to forgo or delay pursuit of opportunities with other product candidates that may ultimately have greater commercial potential. For instance, prior to November 2022, we were primarily focused on developing our lead product candidate, NL-201, and invested significant resources in the preclinical and Phase 1 clinical trial for that product candidate, but ultimately decided that our limited resources would be better spent on early stage research of the next generation de novo protein design and so elected to discontinue development of NL-201 even though that product candidate had demonstrated on target activity in reviews of preliminary data. Our resource allocation decisions may require us to make strategic decisions, which in turn may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
In the future, we may decide to pursue accelerated approval for one or more of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biological product for a serious or life-threatening disease or condition that provides a meaningful advantage over available therapies based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. For products granted accelerated approval, post-marketing confirmatory trials are required to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence, and the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If we were to pursue accelerated approval for a product candidate for a disease or condition, we would do so on the basis that there is no available therapy for that disease or condition. If standard of care were to evolve or if any of our competitors were to receive full approval on the basis of a confirmatory trial for a drug or biological product for a disease or condition for which we are seeking accelerated approval before we receive accelerated approval, the disease or condition would no longer qualify as one for which there is no available therapy, and accelerated approval of our product candidate would not occur. Many cancer therapies rely on accelerated approval, and the treatment landscape can change quickly as the FDA converts accelerated approvals to full approvals on the basis of successful confirmatory trials.
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
Recently, the accelerated approval pathway has come under scrutiny within the FDA and by Congress. The FDA has put increased focus on ensuring that confirmatory studies are conducted with diligence and, ultimately, that such studies confirm the benefit. For example, FDA has convened its Oncologic Drugs Advisory Committee to review what the FDA has called dangling or delinquent accelerated approvals where confirmatory studies have not been completed or where results did not confirm benefit. In addition, the Oncology Center of Excellence has recently announced Project Confirm, which is an initiative to promote the transparency of outcomes related to accelerated approvals for oncology indications and provide a framework to foster discussion, research and innovation in approval and post-marketing processes, with the goal to enhance the balance of access and verification of benefit for therapies available to patients with cancer and hematologic malignancies. Furthermore, in addition, Congress is considering various proposals to potentially make changes to the accelerated approval pathway, including proposals to increase the likelihood of withdrawal of approval in such circumstances.
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
We currently rely and intend to continue to rely in the future on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates, and will need to continue to rely on certain of those third parties who have assisted in our NL-201 Phase 1 clinical trial as we wind down development. Because we rely on, and intend to continue to rely on, these third parties and will not have the ability to conduct all preclinical studies or clinical trials independently, we will have less control over the timing, quality, and other aspects of preclinical studies and clinical trials than we would have had we conducted them on our own. Although we have agreements governing the activities of third parties, these investigators, CROs, and consultants will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We currently rely, and expect to continue to rely, on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic. Additionally, raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price. There can be no assurance that our preclinical and clinical development product supplies will not be limited, or that they will be available at acceptable prices, if at all. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, global supply chain disruption may hamper our ability to source materials needed for our research and development, including our preclinical trial programs, may increase our costs due to scarcity or may require us to buy materials on spec in advance of when we need it, which may impact our ability to budget or forecast expenditures, and may also hamper our ability to complete our preclinical trials on time, or at all.
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
We cannot assure you that any stability or other issues relating to the manufacture of any of our product candidates or products will not occur in the future. Our de novo protein product candidates may not demonstrate sufficient long-term stability to support a BLA submission or obtain approval, or the product shelf life may be limited by stability results. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. If our third-party manufacturers were to encounter any of these difficulties, our ability to provide any product candidates to patients in planned clinical trials and products to patients, once approved, would be jeopardized. Any delay, interruption or other issues that arise in the manufacture, fill- finish, packaging, or storage of clinical trial supplies could delay the completion of planned clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely. Any adverse development affecting clinical or commercial manufacturing of our product candidates or products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our product candidates or products. We may also have to take inventory write-offs and incur other charges and expenses for product candidates or products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could adversely affect our business and delay or impede the development and commercialization of any of our product candidates or products, if approved, and could have an adverse effect on our business, prospects, financial condition, and results of operations.
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

Risks Related to Our Business and Operations
The continued impact of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19 disease, could adversely impact our business.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The outbreak of a novel strain of coronavirus, which causes the disease called COVID-19, is a global pandemic. As a result of the COVID-19 pandemic, including the resurgence of cases relating to the spread of Delta and Omicron variants, or similar pandemics, we have experienced and may continue to experience disruptions that could severely impact our business, manufacturing, preclinical development activities, and preclinical studies, including:
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
•
•diversion of healthcare resources away from the conduct of our preclinical development activities and preclinical studies;
•
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

We may experience difficulties in preparing our operations for potential future growth, which could adversely affect our business.
As of September 30, 2022, we had approximately 77 full-time employees. As we shift our focus away from development of NL-201 and toward early stage development of the next generation of de novo protein design, we expect to restructure our employee base, including a reduction in force for departments focused on clinical and technical operations matters, as well as changes in other areas of our operations. As we return to early stage development, we expect to have more limited experience in product development, and if we are able to advance any product candidates through preclinical studies and into clinical trials, we will need to rebuild and potentially expand our development and regulatory capabilities, which will also likely require us to contract with other organizations to provide manufacturing and other capabilities for us. In the future, we also expect to have to manage additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to prepare for future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
We have experienced high turnover in the past year, and expect we may continue to experience high turnover as we make changes to our workforce in connection with the discontinuation of further development of NL-201 and the planned focus on early stage development of the next generation of de novo protein design. The reduction in workforce announced in November 2022 may make retention of our current personnel both more important and more challenging. We cannot guarantee that we will be able to retain key employees necessary to carry out our revised strategic plan, and if such employees were to leave, we may not be able to identify and hire the personnel we need to replace them. Our success largely depends on the continued service of key management, advisors, scientists and other specialized personnel. We currently do not maintain key person insurance on any of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of key scientific and other skilled personnel because of the nature of our research and development process, de novo protein design and technologies required to create product candidates, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
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
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items, or services relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses, and healthcare providers;

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
Our de novo protein technology depends on sophisticated computational facilities and storage of vast amounts of data which could be lost or stolen. In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, and other contractors or consultants may become vulnerable to damage from security incidents (such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), natural disasters, terrorism, war, including the recent conflict between Russia and Ukraine, and telecommunication and electrical failures.
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
Unfavorable global economic conditions or other geopolitical developments could adversely affect our business, financial condition, stock price, and results of operations.
In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the conflict in Ukraine could increase incidences of cybersecurity attacks against companies in the United States as retaliation for sanctions levied against Russia, which could increase our risk of being the subject of such an attack. We cannot anticipate all of the ways in which the foregoing, and the current economic climate, financial market conditions and geopolitical developments generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information

Effective November 12, 2022, the Company's Board of Directors approved a strategic decision to discontinue further development of NL-201, and to move forward focusing the Company's investment in early stage pre-clinical development of the next generation of de novo proteins. The Board of Directors also approved a restructuring plan, including a reduction in force of approximately 40%. The Company's current best estimate of costs it will incur total between $6.3 million and $8.3 million, consisting of severance, benefits, costs associated with the discontinuation of further development of NL-201, and other costs. Approximately $1.1 million of these costs are expected to be non-cash expenses. The majority of these costs are expected to be incurred during the fourth calendar quarter of 2022 and the first half of 2023, and we expect the execution of the restructuring plan will be substantially complete by the second calendar quarter of 2023. The estimates of costs and expenses that we expect to incur in connection with the discontinued development of NL-201 and restructuring plan are subject to a number of assumptions and actual results may differ materially. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the discontinued development of NL-201 and restructuring plan.
On November 12, 2022, the Company's Board of Directors approved a decision for Dr. Priti Patel to transition out of her role as our Chief Medical Officer. The Company is in the process of discussing the details of the transition, including her termination date. Dr. Patel is expected to receive post-employment benefits in accordance with her employment agreement.

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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 14, 2022	/s/ Jonathan G. Drachman
Jonathan G. Drachman President and Chief Executive Officer (Principal Executive and Financial Officer)