Form 10-K
period 2022-12-31
Neoleukin Therapeutics, Inc.
filed 2023-03-20
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on The Nasdaq Global Market reported for such date. This excludes an aggregate of 7,572,915 shares of the registrant’s common stock held as of such date by officers, directors, and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

There were 42,818,346 shares of the registrant’s Common Stock issued and outstanding as of March 16, 2023.
_________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”).

NEOLEUKIN THERAPEUTICS, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2022
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
Item 1. Business.
Overview
We are a biopharmaceutical company that has focused on creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We developed sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. With our de novo protein design process, we have been able to design new protein scaffolds from the ground up that are capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to potentially deliver greater therapeutic benefit. With the introduction of machine learning to this process, we believe timelines for developing potential candidates can be accelerated. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer and inflammatory conditions.
Our work has been primarily focused on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics, that can be modified to adjust affinity, thermodynamic stability, resistance to biochemical modification, pharmacokinetic characteristics, potency and targeting to tumor or inflamed tissues. Our first product candidate was NL-201, a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer, including renal cell carcinoma, or RCC, melanoma, and hematological malignancies, while limiting the toxicity cause by the preferential binding of IL-2 and IL-15 to non-target cells. We initiated a Phase 1 clinical trial for NL-201 in May 2021, however, based on a review of the preliminary data from this trial, the benefit to risk ratio for patients and recent developments in the field of IL-2 therapeutics, we made a strategic decision to close that trial in November 2022. Following the decision to discontinue development of NL-201, we turned our focus to research into the next generation of de novo cytokine mimetics that further widen the therapeutic window, such as the development of targeted and conditionally activated molecules to create potent immune agonists.
Corporate Restructurings
In November 2022, we announced a corporate restructuring as a result of the strategic decision to discontinue development of NL-201 and turn our focus to the next generation of de novo cytokine mimetics that further widen the therapeutic window. While we believe that there are promising developments in this field of research, we also continued to evaluate strategic alternatives in light of the challenging capital markets. In March 2023, we announced a further corporate restructuring to significantly reduce our workforce and suspend our research and development activities in order to conserve capital and focus on other strategic alternatives for the Company. Such alternatives may include a sale, merger, divestiture of assets, licensing or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.
As a result of the restructuring plan approved by our Board of Directors on November 12, 2022 in connection with our decision to discontinue development of NL-201, we reduced our workforce by approximately 40%. In connection with the decision to focus on strategic alternatives, our Board adopted a second restructuring plan on March 6, 2023, further reducing our workforce by approximately 70% of our remaining employees. We expect these restructurings to be completed by the end of the second quarter of 2023.

De Novo Protein Design Technology
Our de novo protein design process uses a set of advanced computational algorithms and methods to design functional de novo proteins. A protein is generally defined as one or more chains of covalently-linked amino acids – totaling at least 50 amino acids – that assemble into a 3-dimensional structure. Human cells contain tens of thousands of different proteins; however, this is still only a small subset of all possible amino acid sequences that can be assembled to form a protein. While protein engineering to date has been conducted primarily through the modification of native proteins, with our de novo protein design methods we are able to explore the full sequence space, guided by the physical principles that underlie protein folding, and design functional proteins from the ground up. Our de novo proteins fit the above definition of a protein, but, unlike native proteins, are designed using our proprietary computational algorithms and methods. Successful de novo protein design is a cutting-edge process that requires both advanced computational tools and deep insight into how a sequence of amino acids will fold into a stable 3-dimensional protein. By incorporating machine learning and neural networks into our existing de novo protein design methods, our scientists have been able to accelerate the discovery process and expand the scope and complexity of addressable protein structures.
To design a de novo cytokine mimetic prior to the era of machine learning and neural networks, we required an accurate model of the biological target, typically a high-resolution crystal structure. With recent advances in machine learning being implemented in our design process, it is now possible to predict structures even when they have not been experimentally determined. Our methods preserve or modify critical protein/protein interfaces and build unique scaffolds to stabilize the de novo proteins. Amino acid sequences that will fold into the desired structures are encoded as DNA, which can then be expressed and experimentally tested for the desired biological activity and specificity. The resulting proteins are unlike anything that exists in nature and can be fine-tuned to improve on the desired biological activity.
Our Strategy
Following the decision by our Board of Directors in March 2023 to further restructure the Company and suspend our research and development activities to conserve capital, we are focused on strategic alternatives that may include a sale, merger, divestiture of assets, licensing or other strategic transaction.
Our historical business model has been focused on three primary goals:
•Develop proprietary de novo protein immunotherapies for the treatment of cancer and inflammatory conditions;
•Become the leader in de novo protein design for therapeutic applications by strengthening our intellectual property, including know-how; and
•Collaborate with leading biotechnology, pharmaceutical, and academic partners to expand the scope and application of our platform.
Immunotherapy Market Overview
Over the past several decades, the potential of the immune system to control and/or eliminate cancer has been better understood and appreciated. Research and development into a range of immunotherapies, including allogeneic stem cell transplantation, checkpoint inhibitors, T-cell engagers, immune agonists and cellular therapies in some cases have led to impressive improvements in patient outcomes.
Immune checkpoint inhibitors are one of the most widely used classes of cancer immunotherapy and have allowed some patients with metastatic cancers who have had generally poor prognoses, the ability to achieve durable responses. The initial drug in this class, ipilimumab, was approved by the United States Food and Drug Administration, or FDA, in 2011. Since that time, many additional checkpoint inhibitors have been approved by the FDA. However, checkpoint inhibitors have their limitations: despite achieving success in a subset of patients, checkpoint inhibitors often fail to control tumor growth, and some patients cannot tolerate the therapy regimen. While checkpoint inhibitors work to block the mechanisms by which malignant cells evade immunological surveillance by anti-cancer T cells, they are less effective in patients who lack a favorable tumor microenvironment, expression of the inhibitory ligand, or sufficient tumor-specific antigens. For these patients, novel approaches to immunotherapy are needed that complement and/or enhance checkpoint inhibition. What is needed is a new class of agents that activate and recruit immune cells in the tumor microenvironment.

Clinical Trial of NL-201
Our first product candidate to be taken into clinical trial was NL-201, a computationally designed CD25-independent agonist of the IL-2 and IL-15 receptors. NL-201 was designed to eliminate binding to the alpha subunit of the IL-2 receptor (also known as CD25) while enhancing binding to the beta and gamma subunits. In multiple preclinical animal models, a precursor to NL-201 demonstrated substantial antitumor activity without detectable binding to CD25, as compared to native IL-2. Following these preclinical studies, we further refined our precursor to extend its half-life, resulting in the NL-201 product candidate. We then completed multi-dose, non-GLP and GLP toxicology studies of NL-201 in rats and non-human primates, and initiated our first in-human clinical trial. This included completion of GLP in-life dosing with no unexpected toxicities observed. NL-201 was intended to be used as either a single-agent or in combination with complementary therapeutic modalities, including checkpoint inhibitors.
In May 2021, we enrolled the first patient in a Phase 1 clinical trial of NL-201 for advanced solid tumors. On May 16, 2022, we announced that we had begun dosing patients in a new arm of the clinical trial study with a combination of NL-201 and Merck's checkpoint inhibitor KEYTRUDA® (pembrolizumab). On November 12, 2022, we made the decision to discontinue development of NL-201 for strategic reasons and to focus our resources on advancing the next generation of de novo protein therapeutics, using the lessons we have learned from our development of NL-201. We have also discontinued plans for any future trials of NL-201, including a Phase 1 clinical trial in hematological malignancies.
Preclinical Research Programs
Following the decision to discontinue development of NL-201, we turned our focus to research into the next generation of de novo cytokine mimetics that further widen the therapeutic window, such as the development of targeted and conditionally activated molecules to create potent immune agonists. We have been combining our expertise in de novo protein design, including data gathered from the development of NL-201 and research into other novel cytokine mimetics, with advances in machine learning and neural networks to expand the scope of our design process to include more complex protein structures and create more sophisticated and dynamic structural elements than were previously possible.
Our research team has also developed other molecules using our de novo protein design capabilities, including potential therapeutic candidates that may be developed in the future. In 2020, we reported development of NL-CVX1, a fully de novo decoy protein that was designed to block infection of human cells by the SARS-CoV-2 virus. In June 2021, we suspended plans to develop this molecule as effective vaccines became widely available; however, we believe this is a powerful example of the capability of our technology to develop potential de novo therapies in a short time frame. In 2021, we reported preclinical data for an inhibitor of IL-2 and IL-15 activity, Neo-5171, which demonstrated in vivo anti-inflammatory activity. In December 2022, we presented data on NEO-TRA1, a precision-tuned agonist of the IL-2 receptor beta and gamma subunits that is targeted to and selectively expands T-regulatory cells, at the American Society of Hematology (ASH) meeting ASH.
Following the decision by our Board of Directors in March 2023 to further restructure the Company to conserve capital and focus on strategic alternatives, we have suspended our research and development activities.
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
Intellectual Property
Our intellectual property strategy is centered around robust protection of our pipeline molecules and enabling technologies. We have licensed rights to patents and patent applications stemming from provisional patent applications that our scientific co-founders authored while they were employees at UW. We have also licensed rights to two provisional patent applications that we jointly own with UW. These patents and patent applications, as applicable, include disclosure and claims encompassing NL-201 the composition of matter of other IL-2/IL-15 cytokine mimetics, as well as methods of using the computational algorithms that form the basis of our de novo protein design process. We have secured an exclusive license from UW to develop and commercialize products covered by these patents and patent applications. For NL-201 and related technology, three U.S. patents have issued and will expire in 2039, absent any patent term adjustments or extensions. A fourth U.S. patent has issued directed to certain targeted Il-2/IL-15 mimetics which will expire in 2039, absent any patent term adjustments or extensions. Additional patent applications are pending in the United States and world-wide. Any patents that may issue from these patent applications in-licensed from UW are expected to expire in 2039, absent any patent term adjustments or extensions. As our programs advance through research and development, we expect to seek to identify and protect new inventions.
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
We have historically pursued patent issuance and protection in key commercial markets where we expect significant product sales may occur.
Competition
The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, including the use of machine learning techniques to advance the development of molecular design, among other things, fierce competition, and in many cases strong defense of intellectual property. At the same time, some of the processes we have used in our design include access to publicly available computational tools, which are also readily accessible to many of our competitors. While we believe that our de novo protein design process combined with our knowledge, experience, and scientific resources provide us with competitive advantages for developing our product candidates, our product candidates face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions, among others.

The development of next-generation cancer immunotherapy is an area of intense interest within the biotechnology industry. We are aware of several immune agonists in various stages of clinical development, including engineered variants of IL-2 that attempt to improve on rhIL-2's narrow therapeutic window by inhibiting IL-2’s natural high-affinity interaction with CD25 using traditional protein engineering approaches including steric inhibition and mutagenesis. While we are no longer pursuing clinical trials of NL-201 and have suspended our research and development activities, our product candidates may still be competitive with these types of immune agonists.
Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, and human resources than we do. Accordingly, our competitors may be more successful than us in developing their product candidates on a faster timeline, obtaining approval for treatments, and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient, less expensive or have a wider therapeutic window than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. We believe the primary factors determining the success of our programs will be the efficacy, safety, and convenience of our product candidates.
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
Commercial Operations
We do not currently have an organization for the sales, marketing and distribution of pharmaceutical products. We may rely on licensing and co-promotion agreements with strategic partners for the commercialization of our products in the United States and other territories. If we choose to build a commercial infrastructure to support marketing in the United States, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, an internal marketing group and distribution support. To develop the appropriate commercial infrastructure internally, we would have to invest financial and management resources, some of which would have to be deployed prior to any confirmation that any of our potential product candidates would be approved.
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

Federal civil and criminal false claims laws, including the False Claims Act, and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, including the Medicare and Medicaid programs. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for off-label, and thus, non-covered, uses. In the United States, there are numerous federal and state laws and regulations governing data privacy of personal data and the collection, use, disclosure, and protection of health data, genetic data, consumer data, and children's data. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
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

Healthcare Reform
Healthcare reforms that have been adopted, and that will be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices, disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act of 2022, or IRA, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D. However, only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in January 2023 for Medicare Part B and October 2022 for Medicare Part D, the IRA will also, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplace through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.
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
Human Capital Resources
Employees
As of December 31, 2022, following a reorganization that was in line with our plans to terminate our clinical trial of NL-201 and shift the focus of our research and development team, we had 56 employees, of whom 10 hold Ph.D. degrees or M.D. degrees and all of which are full time employees. In March 2023, we announced a further restructuring including a workforce reduction of approximately 70% of our total number of employees at that time. We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We believe that relations with our employees are good.
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
Safety
The safety, health and wellness of our employees is a top priority. In response to the COVID-19 pandemic, we implemented safety protocols based on local and federal guidelines, which we regularly review and revise from time to time based on changes in COVID-19 risks in our community and developing guidance from health officials. During 2022, all of our employees who are not classified as remote workers returned to in-office work with hybrid schedules, and we resumed travel to in-person conferences and events. Our business-critical research and development work was able to move forward throughout the COVID-19 pandemic within our employee safety guidelines.
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

Item 1A. Risk Factors
Summary of Risk Factors
An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:
•We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful. If we are able to complete any such transaction, it may not result in additional value to stockholders and may present additional challenges. We may also elect to pursue a dissolution and liquidation of the Company instead of a strategic transaction, which may impact the timing and amount of payments to our stockholders.
•We will require substantial additional capital to finance our operations which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of our product candidates.
•The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
•We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.
•We have a limited operating history as a company developing therapies using de novo protein design technology, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
•Our business is heavily dependent on the success of our Neoleukin design process. Preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
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

Risks Related to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

In November 2022, we made the strategic decision to wind down our clinical trial of NL-201, a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer. In connection with that decision, our Board of Directors, or Board, approved a reduction in our workforce designed to reduce our operating expenses to increase our cash runway. In March 2023, based on the challenging capital markets and resources required to bring our earlier stage programs forward to a point of potential viability, the Board approved a plan to significantly reduce the remainder of our workforce while we undertake a comprehensive assessment of strategic options to maximize stockholder value. These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. In addition, we may not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction.

There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including NL-201 and our de novo protein design methodology. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our the orderly operation of our company.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•increased near-term and long-term expenditures;
•exposure to unknown liabilities
•higher than expected acquisition, disposition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations
•write-downs of assets or incurrence of non-recurring, impairment or other charges;

•difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership
•inability to retain key employees of our company or any acquired business; and
•possibility of future litigation

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects

Our decision to wind down our clinical trial of NL-201, suspend our early stage research and development work and significantly reduce our workforce may not result in the anticipated savings and could disrupt our business.

In November 2022, we made the decision to wind down our clinical trial of NL-201 and restructure our research team to focus early stage, next generation de novo protein design for immunotherapies. In March 2023, we decided to further restructure the Company by suspending our early stage research and development and further reducing our workforce with the goal of substantially reducing our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reduction in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and, whether or not such strategic transaction is completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In March 2023, we implemented a further reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic options as well as business operations.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Capital Needs
We will require substantial additional capital to complete a strategic transaction and finance future operations, which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of any future product candidates.
The development of biopharmaceutical product candidates is capital-intensive. As of December 31, 2022, we had approximately $96.4 million in cash, cash equivalents, and short-term investments. We have spent a significant amount of money on our operations to date, including research and development, preclinical and clinical studies. We will continue to incur costs related to the discontinued development of NL-201 and suspension of our research and development activities. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months following the filing date of this Form 10-K. However, our current operating plan does not contemplate the resumption of research and development activities or the commencement of any clinical trials, and we do not expect to be able to fully support our operations based on the assumptions of that operating plan. We announced in March 2023 that we have suspended our research and development operations so that we can focus on reviewing strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or other strategic alternative, with the intention of improving shareholder value, While we expect to have adequate capital to fund our operations through this process, our future capital requirements and the period during which we expect to complete this strategic process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. In addition, even if we are successful in completing a strategic transaction, we may still need to raise additional funds for any research and development or clinical programs we may pursue in the future. Our monthly spending levels may vary, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have suspended our research and development activities while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•our ability to complete a strategic transaction in a timely manner and on acceptable terms;
•the timing, cost and progress of research, preclinical, and clinical development activities;
•the number and scope of development, preclinical and clinical programs we decide to pursue;
•the terms of any collaborations and/or research and development agreements we may enter into, which may impact the cost, timing and development plans of one or more of our product candidate programs;
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
•the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs; and
•our efforts to enhance operational systems and hire personnel to support development of any future product candidates.
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to pursue less advantageous strategic opportunities, limit future research and development, or dissolve the Company and liquidate our assets. We do not expect to realize revenue from sales of commercial products or royalties from licensed products in the foreseeable future, if at all, and, in no event would we recognize such revenues before any future product candidates are clinically tested, approved for commercialization, and successfully marketed.

We may seek the additional funding we will need to continue operating in the future through collaborations and/or licensing agreements, public or private equity offerings or debt financings, credit or loan facilities, or a combination of one or more of these funding sources. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we are able to raise additional funds through future debt financings, the terms of such financings are likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. We also could be required to seek collaborators for product candidates at an earlier stage than otherwise would be desirable or relinquish some or all of our rights to certain product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. Failure to obtain capital when needed on acceptable terms may force us to delay, limit or terminate our product development and commercialization of our current or future product candidates, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future.
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, all of our product candidates are in early stages of research and development and we have suspended our research and development activities for the near term while we focus on evaluating strategic alternatives for the Company. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the years ended December 31, 2022 and 2021, we reported a net loss of $57.6 million and $60.7 million, respectively. As of December 31, 2022,we had an accumulated deficit since our inception as Aquinox of $451.1 million.
While we have taken measures to reduce our expenses in the near term, we continue to incur significant expenses related to our ongoing operations, including expenses relating to the wind down of our clinical program for NL-201 and expenses related to our ongoing corporate restructuring, and are not currently moving any of our existing product candidates toward commercialization. We therefore expect to continue to have operating losses for the foreseeable future. If we are able to complete a strategic transaction that will allow us to resume research and development activities, we may resume our work to identify, acquire, and conduct research and development of future product candidates, and potentially begin to commercialize any future products that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we are unable to bring any of our product candidates or future product candidates through full clinical trials for any reason, or if such product candidates or future product candidates do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
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
Since we became Neoleukin Therapeutics, Inc., our operations have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, and undertaking preclinical studies and early clinical development activities. We have not yet obtained regulatory approval for any product candidate. In addition, in November 2022 and March 2023, we announced corporate restructurings which will result in a wind-down of the clinical trial for our first product candidate, NL-201, the suspension of our research and development activities, and a significant reduction in our workforce with the intention of focusing on evaluation of a potential strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or other strategic transaction. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any current or future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our current strategic initiatives, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements through at least 12 months following the filing date of this Form 10-K. However, circumstances may cause us to consume capital more rapidly than we anticipate. If we are successful in completing a strategic transaction and able to resume our research and development activities, we will require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds to pursue a more accelerated development of future product candidates.
If we seek to secure additional financing, fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize future product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we do not raise additional capital when required or on acceptable terms, we may need to:
•seek strategic alliances for research and development programs at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available;
•relinquish, or license on unfavorable terms, our rights to any future product candidates that we otherwise would seek to develop or commercialize ourselves; or
•significantly delay, scale back, or discontinue the development or commercialization of any of our future product candidates or cease operations altogether.
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results, and prospects.
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
•our ability to identify or acquire additional product candidates for development;
•the initiation, progress, timing, costs, and results of clinical trials for any future product candidates;
•the estimated costs for discontinuing the development of NL-201;
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
•the effects of global macroeconomic trends, including supply chain disruptions, inflationary pressures, unemployment rates and impacts of a potential market recession, on our business and financial results;
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
Risks Related to Discovery, Development, and Commercialization
Product candidates in early stages of development may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Any product candidates that we have are in the early stages of development efforts. We have no products on the market, we have elected to discontinue development of NL-201, we have suspended development of all of our remaining product candidates, which are still in drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA, and have significantly reduced our clinical trial team in connection with the discontinuation of development of NL-201. Before obtaining regulatory approval for the commercial distribution of any future product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Moreover, our development portfolio consists of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development, and in March 2023 we suspended deveopment of all of our current product candidates to focus on evaluation of strategic alternatives for the Company while reducing operating costs in the near te. If we are able to resume development, or if we are able to acquire or in-license additional product candidates, but we do not receive regulatory approvals for clinical testing and commercialization of such product candidates, we may not be able to continue our operations.
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
•the inability of third-party manufacturers to successfully manufacture our products or to meet regulatory specifications;
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

•conditions imposed by the FDA, the European Medicines Agency, or EMA, or other applicable regulatory authorities regarding the scope or design of our future clinical trials;
•delays in enrolling patients in clinical trials for future product candidates;
•high drop-out rates of patients in our future clinical trial patients;
•inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our future clinical trials;
•inability to obtain alternative sources of supply for which we have a single source for product candidate components or materials;
•supply chain disruptions that may impact our ability to obtain materials for research and development, preclinical or future clinical testing or significantly increase our costs;
•greater than anticipated costs of development, including preclinical studies and clinical trials;
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
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. We have invested a significant portion of our efforts and financial resources in the development of advanced computational algorithms and other methods, including machine learning for the design of functional de novo proteins with an initial focus on key cytokine mimetics, which we refer to as Neoleukin de novo cytokine mimetics. In the fourth quarter of 2022, based on a review of the preliminary data, the expected benefit to risk ratio for patients, and recent developments in the field of IL-2 therapeutics, we made a strategic decision to discontinue development for our lead product candidate, NL-201, and undertake a corporate restructuring to focus investment on the next generation of de novo protein design. As a result, all product candidates we have pursued in recent months are in early stages of development. In March 2023, our Board of Directors approved a further restructuring of the Company which resulted in the near term suspension of all research and development activities to focus on a review of strategic alternatives. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. If we are able to bring any of our product candidates to clinical trial, they may not be successful in those trials or, even if they are, they may not receive regulatory approval in a timely manner, or at all. Regulatory agencies, such as an FDA Advisory Committee or similar authority, may recommend non-approval or place restrictions on approval, which may also increase costs and delay commercialization. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which maximizes not only the efficacy of a drug but the safety and tolerability as well. This may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection. Other recent Oncology Center of Excellence initiatives include Project FrontRunner, a framework for identifying candidate drugs for initial clinical development in the earlier lines of therapies rather than only after exhausting available treatment options. We are considering these policy changes as they relate to our programs.

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
We expect to seek regulatory approval to commercialize any future product candidates we may bring forward for clinical development both in the United States and in selected foreign countries. In order to market and sell our product candidates in the European Union and many other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. The approval procedure varies among countries and can involve additional testing. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may be required to expend significant resources to obtain regulatory approval, which may not be on a timely basis or successful at all, and to comply with ongoing regulations in these jurisdictions.
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
Future clinical trials or additional preclinical studies may reveal significant adverse events not seen in our earlier preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, we may be required to revise, pause, delay, or abandon the trials or our development efforts of one or more product candidates altogether, we may be required to have more restrictive labeling, or we may experience the delay or denial of regulatory approval by applicable regulatory authorities. We, applicable regulatory authorities, or IRBs, may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Therapies involving cytokines have been known to cause side effects such as neurotoxicity and cytokine release syndrome, and there is no guarantee that these side effects can be avoided through de novo protein design.
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
The success of our recent development programs depends primarily upon the ability to discover, develop, and commercialize a pipeline of product candidates using our Neoleukin de novo protein design process. Unlike traditional protein-based therapeutics that modify native proteins, our Neoleukin design process allows us to create new proteins from the ground up. Our design process uses advanced computational algorithms and methods to design functional de novo proteins that are hyper-stable, modifiable, and are designed to optimize desired intermolecular interactions and eliminate undesirable interactions. While we believe this approach will enable the development of product candidates that may offer unique therapeutic benefits, the scientific basis of our efforts to develop product candidates using our Neoleukin design process is ongoing and may not result in viable product candidates.
While we had favorable preclinical study results related to NL-201, and monotherapy data that demonstrated engagement of the target receptor, expected pharmacodynamic changes for a potent IL-2/IL-15 agonist, and preliminary data that did not demonstrate significant immunogenicity even after multiple cycles of therapy, and in November 2022 we determined that the resources required to continue clinical development would be better applied to advancing the next generation of de novo immunotherapies. We may not be successful in moving any of our future product candidates into clinical development, and any product candidates that we are able to bring into clinical trials may subsequently be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing or make the product candidates unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
Following the completion of the wind-down of our NL-201 clinical trial, we will not have any product candidate currently being tested in a clinical trial, nor do we have near term plans to commence any additional clinical trials. We have not tested any of our other product candidates in clinical trials. We may ultimately discover that our Neoleukin design process and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Our product candidates may also be unable to remain stable in the human body for the period of time required for the drug to reach the target tissue, or they may trigger immune responses that inhibit the activity of the product candidate or that cause adverse side effects in humans. We may spend substantial funds attempting to mitigate these properties and may never succeed in doing so. In addition, product candidates based on our Neoleukin design process may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Our Neoleukin design process and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways.
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

Development of immunotherapies involves a lengthy and expensive process, with an uncertain outcome, and results of early studies and trials may not be predictive of future trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any of our product candidates.
Following the decision in November 2022 to discontinue development of NL-201, all of our product candidates are now in preclinical or earlier development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and the outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Failure can occur at any time during the clinical trial process, or we may decide, as we did with NL-201, to stop development for strategic reasons at any time. The results of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our clinical trials will ultimately be successful or support clinical development of our product candidates.
Commencement of any future clinical trials for our product candidates is subject to finalizing the trial design and receiving approval from the FDA to proceed with clinical testing or similar approval from the EMA or other comparable foreign regulatory authorities. Even after we submit our IND or comparable submissions in other jurisdictions, if the FDA, EMA, or comparable foreign regulatory authorities disagree that we have satisfied their requirements to commence our clinical trials or disagree with our study design, we may be required to complete additional preclinical studies or amend our protocols or impose stricter conditions on the commencement of clinical trials.
We may encounter substantial delays in the commencement or completion of our clinical trials, or may be required to terminate or suspend such trials, which could result in increased costs to us or delay or limit our ability to generate revenue, adversely affecting our commercial prospects.
If we are able to move any of our product candidates to the clinical trial stage, we may experience delays in initiating or completing clinical trials or may experience numerous unforeseen events during, or as a result of, any such future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any future product candidates, including:
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
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial or other reasons related to our overall business strategy.For example, prior to our discontinuation of development of NL-201, NL-201 was subject to an FDA clinical hold, which was later lifted.  Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
Our product development costs will increase if we experience delays in clinical testing or obtaining marketing approvals. We do not know whether we will be able to bring any of our product candidates forward to clinical trial and, if we do, if any of our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our clinical development programs may harm our business, financial condition, and results of operations significantly.
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
In the United States in recent years, Congress has considered reductions in Medicare reimbursement for drugs administered by physicians. The Centers for Medicare and Medicaid Services, or CMS, the agency that administers the Medicare program, also has the authority to revise reimbursement rates and to implement coverage restrictions for drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of, and reimbursement for, any approved products, which in turn could affect the price we can receive for those products. For example, on September 9, 2021, the Biden administration published a wide-ranging list of policy proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices, disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the IRA in August 2022, which will, among other things, allow the U.S. Department of Health and Human Services, or HHS, to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation.

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
Other legislative measures impacting federal expenditures on health care may also have an adverse impact on our business. For example, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension followed by reduction from May 1, 2020 through June 30, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. In addition, on January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Furthermore, in the past few years there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, including Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer’s patient programs, and reform government program reimbursement methodologies for drug products. We cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our future product candidates, if any, may be.
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
We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical drug products, and the cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In addition, following the decision to discontinue development ofNL-201 in November 2022, we do not have any product candidates in clinical development. If we are able to successfully advance any of our future product candidates through clinical development to approval by the FDA and comparable foreign regulatory authorities, we will need to either build our sales, marketing and distribution operations, including managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.
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
Because we have limited financial and managerial resources, we must choose the product candidates on which we focus our research and development efforts, which may require us to forgo or delay pursuit of opportunities with other product candidates that may ultimately have greater commercial potential. For instance, prior to November 2022, we were primarily focused on developing our lead product candidate, NL-201, and invested significant resources in the preclinical and Phase 1 clinical trial for that product candidate, but ultimately decided that our limited resources would be better spent on early stage research of the next generation de novo protein design and so elected to discontinue development of NL-201 even though that product candidate had demonstrated on target activity in reviews of preliminary data. Our resource allocation decisions may require us to make strategic decisions, which in turn may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
Any product candidates we develop that are regulated as biological products, or biologics, may be subject to competition sooner than anticipated.
Our product candidates may face competition from other products that are the same as or similar to ours. For any product candidates that are biological products, if the FDA or comparable foreign regulatory authorities approve biosimilar versions of those product candidates, or such authorities do not grant our products appropriate periods of regulatory exclusivity, the sales of those products could be adversely impacted.
The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar biological products (both highly similar and interchangeable biosimilar biological products). The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the first licensure date of the reference product licensed under a BLA. The law is complex and some provisions are still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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
We rely on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates, including certain third parties who will continue to assist in the wind-down of our NL-201 Phase 1 clinical trial. To the extent we rely on these third parties, we will have less control over the timing, quality, and other aspects of certain preclinical studies and clinical trials than we would have had we conducted them on our own. Although we have agreements governing the activities of third parties, consultants are not and will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our development work,preclinical studies or clinical trials, which could result in such work being delayed or unsuccessful.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy applicable legal and regulatory requirements or meet expected deadlines, ourdevelopment programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with Good Clinical Practices, or GCPs, including for designing, conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional studies. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
We do not own or operate facilities for drug manufacturing, storage, distribution, or quality testing. We therefore must rely on third-party contract manufacturers to manufacture bulk drug substances, drug products, raw materials, samples, components, or other materials and reports, and conduct fill-finish services. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. Our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic. Additionally, raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price. There can be no assurance that our preclinical and clinical development product supplies will not be limited, or that they will be available at acceptable prices, if at all. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements. In addition, global supply chain disruption may hamper our ability to source materials needed for our research and development, including our preclinical trial programs, may increase our costs due to scarcity or may require us to buy materials on spec in advance of when we need it, which may impact our ability to budget or forecast expenditures, and may also hamper our ability to complete our preclinical trials on time, or at all.

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
Additionally, our contract manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. For example, the global outbreak of the COVID-19 pandemic resulted in extended shutdowns of businesses in the United States, Canada, and many other countries andhad ripple effects to businesses around the world. Global health concerns, such as the COVID-19 pandemic, and the ensuing impacts on financial markets and supply chain logistics could also result in adverse effects to our manufacturing operations, including our ability to source raw materials and reagents. If our contract manufacturers were to encounter any of these difficulties, our ability to provide our product candidates to patients in preclinical and clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
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
As of December 31, 2022, we had approximately 56 full-time employees, and in March 2023 announced a further corporate restructuring that reduced our headcount by approximately 70% of the workforce in place at that time. We have also announced a shift to focusing on strategic alternatives for the Company and a suspension of our research and development programs in connection with that restructuring. If we are successful in completing a strategic transaction in the future, we expect that we will need to invest in additional growth for the Company, which may include potentially expanding our development and regulatory capabilities, contracting with other organizations to provide manufacturing and other capabilities for us, and managing additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to prepare for future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
We have experienced high turnover in the past year, and will rely on our remaining employees to execute any strategic alternatives the Board may approve under the current plan. The changes in our strategic direction and in our workforce may make retention of our current personnel both more important and more challenging. We cannot guarantee that we will be able to retain key employees necessary to carry out our revised strategic plan, and if such employees were to leave, we may not be able to identify and hire the personnel we need to replace them. Our success largely depends on the continued service of key management, advisors, and other specialized personnel. We currently do not maintain key person insurance on any of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay any strategic initiative we may elect to pursue, and have a material and adverse effect on our business, financial condition, results of operations, and prospects. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.
If we are successful in completing a strategic transaction, we will need to retain the key managers, scientists and personnel necessary for the future growth of the Company following such transaction. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

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
As of December 31, 2022, we had U.S. net operating losses, or NOLs, of $124.9 million, for federal tax purposes, for which we have recorded a full valuation allowance, and R&D credit carryovers of $3.9 million, which may be offset by future taxable income. The R&D credit carryforwards and certain of our NOL carryforwards will expire in various years beginning in 2028 if not used. Unused losses incurred in taxable years beginning on or prior to December 31, 2017 will carry forward to offset future taxable income, if any, until such unused losses expire. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs (particularly those generated in taxable years beginning after December 31, 2020) is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. Furthermore, use of certain of our NOLs and R&D credit carryforwards will be subject to annual limitations on their use as a result of ownership changes under the rules of Sections 382 and 383 of the Internal Revenue Code, or the Code that have historically occurred. Based on our Section 382 analysis to date, we underwent ownership changes in August 2015 and August 2019. As a result of these ownership changes, we believe that certain of our NOLs will be likely to expire before they are able to be used under Section 382. In addition, we may experience ownership changes in the future as a result of future changes in our stock ownership, some of which changes are outside of our control, and as a result, our ability to utilize NOL and R&D credit carryforwards could become further limited under Sections 382 and 383, and the tax benefits related to our NOLs and R&D credits may be diminished or lost. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial condition, cash flow and future prospects. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Intellectual Property
If we are not able to obtain, maintain, and enforce patent protection and other intellectual property rights for our product candidates, our Neoleukin design process technology, or other proprietary technologies we may develop, the development and commercialization of our product candidates may be adversely affected.
Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. Under our License Agreement with the University of Washington, dated July 8, 2019, as amended on October 29, 2020, effective July 24, 2020, and again on December 27, 2021, effective December 15, 2021, we have an exclusive license to develop and commercialize products covered by patent applications with claims covering the composition of matter of certain molecule families as well as methods of using the computational algorithms that form the basis of the Neoleukin design process. However, we may not be able to apply for patents on certain aspects of our product candidates or methods in a timely fashion or at all. Further, we may not be able to prosecute all necessary or desirable patent applications, or maintain, enforce, and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not have the right to control the preparation, filing, and prosecution of all patent applications that we license from third parties, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Patents we currently hold, or in the future may obtain, may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our future issued or granted patents will not later be found to be invalid or unenforceable or that any future issued or granted patents will include claims that are sufficiently broad to cover our product candidates or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and biopharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely affect our position in the market.
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
These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in ourcertificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
We also lease approximately 6,272 square feet of office space at 360-1616 Eastlake Avenue East, Seattle, Washington 98102. In December 2022, we entered into an agreement to sublease this space to an unrelated third party. Pursuant to the terms of the sublease, we are entitled to receive up to $0.5 million in base lease payments. The term of the sublease is through August 2023, with an option by the sublessee to extend such term through November 2023.
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
Stockholders
As of March 16, 2023, there were 42,818,346 shares of our common stock outstanding, which were held by 6 holders of record of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties, and other factors. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Item 1A—Risk Factors.” We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
We are a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We use sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins.
In November 2022, we announced a corporate restructuring as a result of the strategic decision to discontinue development of NL-201 and turn our focus to the next generation of de novo cytokine mimetics that further widen the therapeutic window. While we believe that there are promising developments in this field of research, we also continued to evaluate strategic alternatives in light of the challenging capital markets. In March 2023, we announced a further corporate restructuring to significantly reduce our workforce and suspend our research and development activities in order to conserve capital and focus on other strategic alternatives for the Company. Such alternatives may include a sale, merger, divestiture of assets, licensing or other strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.
Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Research and development	$41,129	$39,162	$1,967	5%
General and administrative	17,968	21,536	(3,568)	(17)%
Total operating expenses	$59,097	$60,698	$(1,601)	(3)%
Research and Development Expenses
Research and development expenses consists primarily of costs incurred under arrangements with third parties, such as CROs, manufacturing organizations, and consultants, personnel related costs (including stock-based compensation and travel expenses), facility-related costs, and lab supplies.
Research and development expenses for the year ended December 31, 2022 were $41.1 million compared to $39.2 million for the year ended December 31, 2021. The increase in research and development expenses during the year ended December 31, 2022 is due to increased expenses incurred from our NL-201 clinical trial, as well as restructuring charges incurred in 2022, discussed further below. These increases are partially offset by decreases in NL-CVX1 costs due to the suspension of this program in June 2021, as well as decreases NL-201 manufacturing costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel related costs (including stock-based compensation and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the year ended December 31, 2022, general and administrative expenses were $18.0 million compared to $21.5 million for the year ended December 31, 2021. The decrease in general and administrative expenses during the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to decreases in personnel-related costs.
Workforce Reduction
On November 14, 2022, we announced the strategic decision to halt further clinical development of NL-201 and focus our resources on the next generation of immunotherapies using de novo protein design. In conjunction with this decision, our Board of Directors approved a restructuring plan that includes a reduction in force of approximately 40% of our workforce.

We expect to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, of which $1.4 million was incurred during the year ended December 31, 2022 and the remaining $0.4 million will be incurred during the quarter ended March 31, 2023 due to future service requirements by certain employees to receive severance benefits. Of the $1.4 million of restructuring charges incurred during the year ended December 31, 2022, $0.2 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the statement of operations and comprehensive income. We expect to pay all remaining restructuring charges by the end of 2023.
Interest Income
Interest income during the year ended December 31, 2022 was $1.6 million as compared to $19.0 thousand during the year ended December 31, 2021. The increase during the year ended December 31, 2022 is due to broad increases in the interest rate environment resulting in higher interest earned on our investments in money market funds and U.S. treasury securities.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations and relied upon sales of common and preferred stock to fund our operations. Our operating activities used $45.6 million and $47.6 million of cash during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $451.1 million, working capital of $88.1 million, and cash, cash equivalents, and short-term investments of $96.4 million. We believe that our existing capital resources will be sufficient to fund our operations through at least 12 months following the filing date of this Form 10-K.
On November 4, 2021, we entered into an ATM “at-the-market” Equity Offering Sales Agreement, or the Sales Agreement, with BofA Securities, Inc.("BofA"), pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $40.0 million through BofA, as sales agent. No sales of common stock have been made pursuant to this Sales Agreement to date.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(45,607)	$(47,558)
Investing activities	(59,134)	(3,263)
Financing activities	161	732
Net change in cash, cash equivalents and restricted cash	$(104,580)	$(50,089)
Net cash used in operating activities
Net cash used in operating activities for the years ended December 31, 2022 and December 31, 2021 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the year ended December 31, 2022, a net loss of $57.6 million was adjusted for non-cash items of $11.1 million, including stock-based compensation expense of $8.8 million, and a net increase of $0.9 million due to changes in operating assets and liabilities. For the year ended December 31, 2021, a net loss of $60.7 million was adjusted for non-cash items of $13.8 million, including stock-based compensation expense of $11.6 million, and a net decrease of $0.7 million due to changes in operating assets and liabilities.
Net cash used in investing activities
For the year ended December 31, 2022, cash used in investing activities consisted primarily of purchases of available-for-sale securities, net of maturities, and acquiring laboratory equipment. For the year ended December 31, 2021 consisted primarily of purchases of laboratory equipment and office furnishings.
Net cash provided by financing activities
For the years ended December 31, 2022 andDecember 31, 2021, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and our 2020 Employee Stock Purchase Plan.

Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of December 31, 2022, we had approximately $96.4 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-K.. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows and future prospects. Our future capital requirements will depend on many factors, including:
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
•the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales, and distribution costs;
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
•the expenses needed to attract and retain skilled personnel; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and the outcome of such litigation.
Please see Item 1A of this Annual Report on Form 10-K titled “Risk Factors” for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
The following is a summary of our long-term contractual cash obligations as of December 31, 2022 (in thousands):

	TOTAL	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations (1)	$16,542	$2,718	$2,781	$2,845	$2,806	$2,557	$2,835
Finance lease obligations	417	173	109	109	26	—	—
	$16,959	$2,891	$2,890	$2,954	$2,832	$2,557	$2,835
1.Operating lease obligations reflect remaining minimum commitments for our office and laboratory spaces in Seattle, Washington. Please see Note 7, Leases in the Notes to Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K for additional information pertaining to operating lease commitments.
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
Furthermore, we are required to pay; (i) an annual maintenance fee beginning in January 2022 (but excluding any year in which minimum annual royalties are paid); (ii) up to $0.9 million in combined development and regulatory milestone payments with respect to each distinct class of licensed product; (iii) up to $10.0 million in combined commercial milestone payments based on cumulative net sales of licensed products within each distinct class of licensed products, beginning when cumulative net sales of the class of licensed products equals or exceeds $100.0 million, with the majority payable when cumulative net sales of the class of licensed products equals or exceeds $1.0 billion; (iv) a low single-digit royalty on net sales of licensed products sold by us and our sublicensees, which may be subject to reductions, and subject to minimum annual royalty payments following the first commercial sale of a licensed product; (v) a certain percentage of any sublicense consideration (other than royalties) we receive from sublicensees, based on the stage of development at the time the sublicense is executed; and (vi) a certain percentage of consideration we receive from an acquisition of us or our assets based on the stage of development at the relevant time. We are obligated to pay royalties on a country-by-country basis until the expiration of the last valid claim within the licensed patent rights in such country.
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
While our significant accounting policies are described in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.
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
Development costs are expensed in the period incurred unless we believe a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. We record costs for certain development activities based on our evaluation of the progress to completion of specific tasks or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued liabilities.
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

We estimate the fair value of options granted using the Black-Scholes option pricing model. This technique uses assumptions regarding a number of inputs that required us to make significant estimates and judgments, including the expected term of the options. We also make decisions regarding the method of calculating the expected stock price volatility and the risk-free interest rate used in the model. The expected volatility assumption is based on industry peer information and we expect to continue to do so until it has adequate and relevant historical volatility of its common stock. Additionally, because we have no significant history to calculate the expected term, the simplified method calculation is used.
There is inherent uncertainty in our forecasts and projections and, if we had made different assumptions and estimates than those described previously, the amount of our stock-based compensation expense, net loss and net loss per common stock amounts could have been materially different.
Recent Accounting Pronouncements
See Note 2(p), Recently issued and recently adopted accounting standards in the Notes to Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K.
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
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neoleukin Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Neoleukin Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Seattle, Washington
March 20, 2023

We have served as the Company's auditor since 2020.

NEOLEUKIN THERAPEUTICS, INC.
Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$37,887	$142,467
Short-term investments	58,497	—
Other current assets	2,750	1,522
Total current assets	99,134	143,989

Property and equipment, net	6,163	6,452
Operating lease right-of-use asset	9,715	10,766
Intangible asset, net	—	128
Other non-current assets	936	1,928
Total assets	$115,948	$163,263

Liabilities
Current liabilities
Accounts payable and other liabilities	$9,547	$7,415
Operating lease liability	1,375	1,166
Finance lease liability	140	55
Total current liabilities	11,062	8,636

Non-current operating lease liability	10,322	11,696
Non-current finance lease liability	233	67
Total liabilities	21,617	20,399

Stockholders’ equity
Common stock, $0.000001 par value - authorized, 100,000,000 as of December 31, 2022 and December 31, 2021; issued and outstanding, 42,648,346 as of December 31, 2022 and 42,457,471 as of December 31, 2021.	—	—
Preferred stock, $0.000001 par value - authorized, 5,000,000 as of December 31, 2022 and December 31, 2021; issued and outstanding, 0 as of December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	545,407	536,362
Accumulated other comprehensive income (loss)	(21)	—
Accumulated deficit	(451,055)	(393,498)
Total stockholders’ equity	94,331	142,864
Total liabilities and stockholders’ equity	$115,948	$163,263
The accompanying notes form an integral part of these financial statements

NEOLEUKIN THERAPEUTICS, INC.
Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Operating expenses
Research and development	$41,129	$39,162
General and administrative	17,968	21,536
Total operating expenses	59,097	60,698
Loss from operations	(59,097)	(60,698)
Interest income	1,582	19
Other income (loss), net	(42)	(13)
Net loss	$(57,557)	$(60,692)
Comprehensive income (loss)
Unrealized loss on available-for-sale securities	(21)	—
Comprehensive loss	$(57,578)	$(60,692)

Net loss per common stock - basic and diluted	$(1.04)	$(1.10)
Basic and diluted weighted average number of common stock outstanding	55,221,161	55,041,662
The accompanying notes form an integral part of these financial statements

NEOLEUKIN THERAPEUTICS, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(57,557)	$(60,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,829	11,557
Depreciation and amortization	1,561	1,306
Amortization of operating lease right-of-use assets	1,051	971
Amortization and accretion of premiums/discounts on available-for-sale securities	(494)	—
Loss on disposal of property and equipment	118	—
Changes in operating assets and liabilities:
Other current assets and non-current assets	(206)	129
Accounts payable and accrued liabilities	2,256	(142)
Operating lease liabilities	(1,165)	(687)
Net cash used in operating activities	(45,607)	(47,558)

Investing activities
Purchases of property and equipment	(1,110)	(3,263)
Purchase of available-for-sale securities	(107,524)	—
Proceeds from maturities of available-for-sale securities	49,500	—
Net cash used in investing activities	(59,134)	(3,263)

Financing activities
Proceeds from exercise of stock options	134	411
Payment on finance lease obligations	(55)	(51)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	82	372
Net cash provided by financing activities	161	732

Net change in cash, cash equivalents, and restricted cash during the year	(104,580)	(50,089)
Cash, cash equivalents, and restricted cash at beginning of year	143,345	193,434

Cash, cash equivalents, and restricted cash at end of year	$38,765	$143,345

Supplemental disclosure:
Operating lease liabilities arising from obtaining right-of-use asset	$—	$1,584
Supplemental disclosure of non-cash investing and financing activities:
Finance lease liabilities arising from obtaining right-of-use asset	$307	$—
Purchase of property and equipment unpaid at period end	$283	$412
The accompanying notes form an integral part of these financial statements

NEOLEUKIN THERAPEUTICS, INC.
Statements of Stockholders' Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number	Amount	Amount	Amount	Amount	Amount
Balances, December 31, 2020	42,196,296	$—	$524,022	$(332,806)	$—	$191,216
Common stock issued upon exercises of stock options	124,928	—	411	—	—	411
Common stock issued upon vesting of restricted stock units	84,500	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	51,747	—	372	—	—	372
Stock-based compensation	—	—	11,557	—	—	11,557
Net loss	—	—	—	(60,692)	—	(60,692)
Balances, December 31, 2021	42,457,471	$—	$536,362	$(393,498)	$—	$142,864
Common stock issued upon exercises of stock options	36,500	—	134	—	—	134
Common stock issued upon vesting of restricted stock units	24,750	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	129,625	—	82	—	—	82
Stock-based compensation	—	—	8,829	—	—	8,829
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(21)	(21)
Net loss	—	—	—	(57,557)	—	(57,557)
Balances, December 31, 2022	42,648,346	$—	$545,407	$(451,055)	$(21)	$94,331
The accompanying notes form an integral part of these financial statements

NEOLEUKIN THERAPEUTICS, INC.
Notes to Financial Statements
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
2. Basis of presentation and summary of significant accounting policies
(a)Basis of presentation
The accompanying financial statements are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(b)Use of estimates and assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, estimated useful lives utilized in the amortization and depreciation of property and equipment, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of December 31, 2022.
For leases of office space, the Company has elected to not separate the lease components from the non-lease components.
For leases of office space with a lease term of 12 months or less and which do not include an option to purchase the underlying asset, the Company has elected to recognize the lease payments in the statement of operations on a straight-line basis over the lease term.
(d)Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and U.S. treasury securities as of December 31,2022 and of money market funds as of December 31,2021.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$37,887	$142,467
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$38,765	$143,345
Restricted cash, included in other non-current assets in the balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.

(e)Property and equipment
Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years. Expenditures for maintenance and repairs are expensed as incurred.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment there were no indicators of impairment of property and equipment as of December 31, 2022 and 2021.
(f)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income. Such common stock equivalents are excluded in the calculation of diluted net loss per share in periods of net loss as inclusion of such amounts would be anti-dilutive. Outstanding pre-funded warrants as of December 31, 2022 and 2021 of 12,663,010 are considered outstanding as of their issuance date and are included in the basic and diluted net loss per share calculation because they are fully vested and exercisable at any time for a nominal cash consideration.
(g)Intangible assets subject to amortization
Long-lived intangible assets are recorded at the acquired cost and amortized using the straight-line method over their estimated useful life.
The intangible asset is tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company recognizes an impairment loss when carrying amount is not recoverable and the estimated fair value of the intangible asset is less than its carrying value. Based on management’s assessment there were no indicators of impairment of intangible assets as of December 31, 2022 and 2021.
(h)Income taxes
The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the differences between events that have been recognized in the Company’s financial statements and the tax bases of assets and liabilities and tax carryforwards recognized at enacted tax rates. The measurement of deferred tax assets is reduced, if necessary, to the amount more likely than not to be realized by a valuation allowance.
(i)Research and development costs
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
Development costs are expensed in the period incurred unless management believes a development project meets generally accepted accounting criteria for deferral and amortization. No product development expenditures have been deferred to date. The Company records costs for certain development activities based on management’s evaluation of the progress to completion of specific tasks or information provided to the Company by vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued expense.
(j)Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Awards subject to performance-based vesting requirements are expensed utilizing a graded vesting model if achievement of the performance criteria is determined to be probable. The Company accounts for forfeitures as they occur. The Company utilizes newly issued shares to satisfy option exercises, the vesting of RSUs, and Employee Stock Purchase Plan purchases.

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
(k)Segment reporting
The Company operates in one segment, the research and development of de novo protein therapeutics using sophisticated computational algorithms and methods to address unmet medical needs. The Company's primary areas of focus are in oncology, inflammation, and autoimmunity. The Company’s operations and its assets are held in the United States.
(l)Fair value of financial instruments
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, receivables, accounts payable, and other liabilities, approximate their fair values because of their nature and/or short maturities.
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

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$33,767	$33,767	$—	$—
U.S. treasury securities	61,970	61,970	—	—
Total financial assets	$95,737	$95,737	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$140,856	$140,856	$—	$—
U.S. treasury securities	—	—	—	—
Total financial assets	$140,856	$140,856	$—	$—
(m)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the years ended December 31, 2022 and 2021.

The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the years ended December 31, 2022 and 2021, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of December 31, 2022 or 2021. The aggregate fair value of investments with unrealized losses as of December 31, 2022 is $40.7 million.
(n)Concentration of credit risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents, and short-term investments. Cash, cash equivalents, and short-term investments are invested in accordance with the Company’s investment policy. The primary objective for the Company’s investment portfolio is the preservation of capital and maintenance of liquidity and includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk.
(o)Restructuring charges
The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Restructuring charges are recorded in the period in which they are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.
(p)Recently issued and recently adopted accounting standards
In June 2016, the FASB issued Accounting Standard Update ("ASU") No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives (Topic 815), and Leases (Topic 842). This ASU delayed the required adoption for SEC filers that are smaller reporting companies as of their determination on November 15, 2019, until annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard in conjunction with the investment in debt securities during the quarter ended June 30, 2022.
3. Investments
The Company's investments consist of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$33,767	$—	$—	$33,767
U.S. treasury securities - due within 3 months	3,473	—	—	3,473
Short-term investments:
U.S. treasury securities - due within 1 year	58,518	6	(27)	58,497
Total	$95,758	$6	$(27)	$95,737

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	140,856	—	—	140,856
Total	$140,856	$—	$—	$140,856

4. Property and equipment, net
Property and equipment, net consist of the following (in thousands):

	December 31, 2022
	Cost	Accumulated Amortization	Net Book Value
Laboratory equipment	$6,773	$1,926	$4,847
Furniture, fixtures, and IT equipment	2,342	1,026	1,316
	$9,115	$2,952	$6,163

	December 31, 2021
	Cost	Accumulated Amortization	Net Book Value
Laboratory equipment	$6,237	$1,006	$5,231
Furniture, fixtures, and IT equipment	1,850	629	1,221
	$8,087	$1,635	$6,452
Depreciation expense on property and equipment totaled $1.4 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.
5. Intangible asset, net
The following table summarizes intangible asset (in thousands):

	December 31,
	2022	2021
Cost	$659	$659
Accumulated amortization	(659)	(531)
Net intangible asset	$—	$128
Intangible asset, net, which is fully amortized as of December 31, 2022, included an assembled workforce that was acquired in 2019 and was being amortized over its expected life of 3 years based on management's judgement. Amortization expense was $0.1 million for the year ended December 31, 2022 and $0.2 million for the year ended December 31, 2021.
6. Accounts payable and other liabilities
Accounts payable and other liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Trade accounts payable	$478	$526
Accrued clinical and preclinical expenses	4,360	2,399
Accrued compensation and vacation	3,539	3,263
Other accrued liabilities	1,170	1,227
	$9,547	$7,415

7. Leases
The Company enters into lease arrangements for its facilities as well as certain equipment, classified either as operating or finance leases.
The Company has an operating lease agreement, as amended by the execution of two subsequent amendments, for approximately 33,300 square feet of office space in Seattle, Washington for the Company’s principal executive offices, a laboratory for research and development, and related uses. In January 2020, the Company issued an irrevocable letter of credit in the amount of $0.5 million for the security deposit in accordance with the terms of the lease. The lease term commenced on January 15, 2020 and payments of rent obligations began on February 1, 2021. The lease is scheduled to expire on February 1, 2029, with the option to extend the lease for two five-year terms. The lease provides for a tenant improvement allowance of up to $9.5 million, which is included in the base rent, and has been fully utilized. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating, tax expenses, and utilities costs for the building.
The Company has an operating lease agreement for approximately 6,272 square feet of laboratory and office space in Seattle, Washington, for research and development and related uses. In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026, unless terminated earlier, with the option to extend the lease for an additional 28-month term. The execution of this amendment was accounted for as a modification to the lease due to the extension of the lease term and an increase in lease payments, and the Company recorded an increase in the lease liability and related right-of-use asset of $1.6 million. In December 2022, the Company entered into an agreement to sublease this space to an unrelated third party. Pursuant to the terms of the sublease, the Company is entitled to receive up to $0.5 million in base lease payments. The term of the sublease is through August 2023, with an option by the sublessee to extend such term through November 2023.
As of December 31, 2022, and December 31, 2021, the Company’s operating lease right-of-use assets were $9.7 million and $10.8 million, respectively. As of December 31, 2022, and December 31, 2021, the Company's finance lease right-of use-assets, included within property and equipment on the balance sheet, were $0.5 million and $0.2 million, respectively.
The components of the lease expense were as follows (in thousands):

	December 31,
	2022	2021
Finance lease cost
Amortization of right-of-use asset	$58	$49
Interest on lease liabilities	8	12
Operating lease cost	2,542	2,535
Short term lease cost	—	40
Variable lease cost	1,124	2,161
Total net lease cost	$3,732	$4,797
Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021
Weighted average remaining lease term—finance leases	3.00 years	2.70 years
Weighted average remaining lease term—operating leases	5.87 years	6.86 years
Weighted average discount rate—finance leases	6.99%	6.98%
Weighted average discount rate—operating leases	12.46%	12.42%
Supplemental cash flow information related to leases was as follows (in thousands):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,657	$2,249
Cash paid for amounts included in the measurement of finance lease liabilities	$64	$63

The calculation of the present value of the lease payments for operating leases did not include any options to extend the leases as the Company is not reasonably certain to exercise such options.
At December 31, 2022, the future payments under the Company’s operating and finance lease liabilities were as follows (in thousands):

	Finance Lease	Operating Lease
2023	$173	$2,718
2024	109	2,781
2025	109	2,845
2026	26	2,806
2027	—	2,557
Thereafter	—	2,835
Total undiscounted lease payments	417	16,542
Less: imputed interest	(44)	(4,845)
Total lease liabilities	373	11,697
Less: current portion	(140)	(1,375)
Non-current lease liabilities—December 31, 2022	$233	$10,322
8. Stockholders’ equity
(a) Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 per share as of December 31, 2022. As of December 31, 2022, and 2021, the total number of shares of common stock issued and outstanding was 42,648,346, and 42,457,471, respectively.
The Company has pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock as of December 31, 2022. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
On November 4, 2021, the Company entered into an ATM “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. As of December 31, 2022, no sales of common stock had been made pursuant to the Sales Agreement.
(b) Preferred stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.000001 per share. As of December 31, 2022 and 2021, 0 shares of preferred stock were issued or outstanding.
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

As of December 31, 2022, the maximum number of shares of common stock that may be issued under the 2014 Plan was 13,408,356. The number of shares of common stock reserved for issuance under the 2014 Plan will be increased by the number of shares subject to stock options granted under the 2006 Plan that would have otherwise returned to the 2006 Plan, such as upon the expiration or termination of a stock award prior to vesting. As of December 31, 2022, there were no shares subject to stock options granted under the 2006 Plan. Additionally, the number of shares of common stock reserved for issuance under the 2014 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and ending on and including January 1, 2030, by 4.00% of the sum of (A) the total number of shares of capital stock and (B) the total number of shares of common stock subject to pre-funded warrants, in each case outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the board of directors. On January 1, 2023, the number of shares of common stock reserved under the 2014 Plan was increased by 2,212,454 shares. All stock options granted pursuant to the 2014 Plan have a contractual term of ten years. All awards granted to date are equity classified and subject to either service or performance based vesting, typically over a period of one to four years.
The number of shares available to be granted under the 2014 Plan was 6,705,058 and 5,040,300 as of December 31, 2022 and 2021, respectively.
Stock options
A summary of the Company's stock option activity and related information for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2021	8,963,945	$7.20	8.32	$6,912
Options granted	3,431,050	$1.32
Options exercised	(36,500)	$3.67
Options cancelled/forfeited	(3,844,114)	$7.10
Outstanding at December 31, 2022	8,514,381	$4.89	8.32	$—
Exercisable as of December 31, 2022	3,890,924	$6.01	7.18	$—
During the year ended December 31, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. During the year ended December 31, 2021, 124,928 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $1.3 million. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $0.95 and $6.37 per share, respectively.
The fair value of stock options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2022	2021
Expected volatility	84%	89%
Expected dividends	0%	0%
Expected terms (years)	6.04	6.03
Risk free rate	2.66%	0.93%

Restricted stock units
A summary of the Company's restricted stock unit activity and related information for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	132,000	$9.97
Restricted stock units granted	700,000	$3.69
Restricted stock units vested	(24,750)	$12.20
Restricted stock units forfeited	(428,750)	$4.66
Non-vested at December 31, 2022	378,500	$4.22
(d) Stock-based compensation
Stock-based compensation expense is classified in the statements of operations as follows (in thousands):

	December 31,
	2022	2021
Research and development expenses	$4,342	$5,095
General and administrative expenses	4,487	6,462
Total stock-based compensation expense	$8,829	$11,557
Total unrecognized compensation for all stock-based compensation was $13.4 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 2.15 years.
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
During the year ended December 31, 2022, the Company issued 75,881 shares of common stock at a price per share of $0.83 and 53,744 of shares of common stock at a price per share of $0.36, respectively, under the 2020 ESPP. During the year ended December 31, 2021, the Company issued 22,972 shares of common stock at a price per share of $9.53 and 28,775 of shares of common stock at a price per share of $5.33, respectively, under the 2020 ESPP. Cash received from the purchases under the 2020 ESPP for the years ended December 31, 2022 and 2021 was $0.1 million and $0.4 million, respectively. As of December 31, 2022 and 2021, employee contributions included in accounts payable and accrued liabilities in the accompanying balance sheet were immaterial.

9. Net loss per common stock
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	December 31,
	2022	2021
Outstanding stock options	8,514,381	8,963,945
Restricted stock units	378,500	132,000
Shares issuable under 2020 ESPP	49,251	53,446
	8,942,132	9,149,391
10. Income taxes
Income tax recovery varies from the amounts that would be computed by applying the expected U.S. federal income tax rate (21%) as shown in the following table:

	December 31,
	2022	2021
Statutory federal income tax rate	(21.0)%	(21.0)%
Stock-based compensation	2.2	2.0
Change in valuation allowance	21.4	21.2
Tax credits	(2.6)	(2.2)
Income tax recovery	—%	—%

Net loss before taxes (in thousands):	Years Ended December 31,
	2022	2021
U.S.	(57,578)	(60,692)
Total	$(57,578)	$(60,692)
Deferred income tax assets and liabilities result from the temporary differences between the amount of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
U.S. net operating losses	$26,362	$22,863
Research and development deductions and credits	3,931	2,414
Intangibles	446	457
Lease liability	2,456	2,701
Stock-based compensation	2,274	1,695
Capitalized research and development	6,920	—
Other	168	186
Total deferred tax assets:	42,557	30,316
Deferred income tax liabilities
Right-of-use assets	2,040	2,261
Other	410	287
Total deferred tax liabilities	2,450	2,548
Net deferred income tax assets	40,107	27,768
Less: valuation allowance	(40,107)	(27,768)
Deferred tax assets, net of valuation allowance	$—	$—

The Tax Cuts and Jobs Act contained a provision which requires the capitalization of Section 174 costs incurred in years beginning on or after January 1, 2022. Section 174 costs are expenditures which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. This provision changes the treatment of Section 174 costs such that the expenditures are no longer allowed as an immediate deduction but rather must be capitalized and amortized.
The Company has included the impact of this provision, which results in a deferred tax asset of approximately $6.9 million as of December 31, 2022.
At December 31, 2022 and December 31, 2021, the Company had U.S. federal net operating losses ("NOL") carryforwards for tax purposes of approximately $124.9 million and $108.2 million, respectively, which were available to reduce taxable income. Of the $124.9 million of federal NOL carryforwards, $1.7 million will expire between the years 2028 and 2037 and the remaining $123.2 million are indefinite. The Company also has U.S. federal research & development tax credits of $3.9 million and $2.4 million as of December 31, 2022 and December 31, 2021, respectively, that begin to expire in 2039. The Company completed a formal study under IRC Section 382 through 2019 to determine the U.S. tax attributes available for use. The U.S. attributes disclosed reflect the conclusion of that study. However, subsequent ownership changes may further affect the limitation in future years.
The Company maintains a full valuation allowance on its net U.S. deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative losses and its forecasted losses in the near-term as significant negative evidence. Therefore, the Company determined that the negative evidence outweighed the positive evidence and a full valuation allowance on its assets will be maintained. The Company will continue to assess the realizability of its assets going forward and will adjust the valuation allowance as needed. The valuation allowance increased by $12.3 million for the year ended December 31, 2022. The increase is primarily due to an increase in U.S. net operating losses, capitalized research expense, and research and development tax credits. The valuation allowance increased by $12.9 million for the year ended December 31, 2021. The increase is primarily due to an increase in U.S. net operating losses and research and development tax credits.
The Company applies judgment in the determination of the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. As of December 31, 2022, the Company had no uncertain tax positions.
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
Furthermore, the Company is required to pay; (i) an annual maintenance fee beginning in January 2022 (but excluding any year in which minimum annual royalties are paid); (ii) up to $0.9 million in combined development and regulatory milestone payments with respect to each distinct class of licensed product; (iii) up to $10.0 million in combined commercial milestone payments based on cumulative net sales of licensed products within each distinct class of licensed products, beginning when cumulative net sales of the class of licensed products equals or exceeds $100.0 million, with the majority payable when cumulative net sales of the class of licensed products equals or exceeds $1.0 billion; (iv) a low single-digit royalty on net sales of licensed products sold by the Company and its sublicensees, which may be subject to reductions, and subject to minimum annual royalty payments following the first commercial sale of a licensed product; (v) a certain percentage of any sublicense consideration (other than royalties) the Company receives from sublicensees, based on the stage of development at the time the sublicense is executed; and (vi) a certain percentage of consideration the Company receives from an acquisition of the Company or its assets based on the stage of development at the relevant time. The Company is obligated to pay royalties on a country-by-country basis until the expiration of the last valid claim within the licensed patent rights in such country.
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
12. 401(k) plan
In May 2020, the Company established a 401(k) plan that allows full-time employees to contribute a portion of their salary, subject to statutory limits. The Company makes matching cash contributions up to a pre-defined annual maximum contribution per employee per year. During the years ended December 31, 2022 and December 31, 2021, the Company’s total expense for the matching contributions was immaterial.
13. Workforce reduction
On November 14, 2022, the Company announced the decision to discontinue further development of NL-201. In conjunction with this decision, the Company's Board of Directors approved a restructuring plan that includes a reduction of approximately 40% of the Company's workforce (the "November 2022 Reduction").
The Company expects to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, of which $1.4 million was incurred during the year ended December 31, 2022 and the remaining $0.4 million will be incurred during the quarter ended March 31, 2023 due to future service requirements by certain employees to receive severance benefits. Of the $1.4 million of restructuring charges incurred during the year ended December 31, 2022, $0.2 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the statement of operations and comprehensive income. The Company expects to pay all remaining restructuring charges by the end of 2023.
A summary of the accrued liabilities activity recorded in connection with the November 2022 Reduction for the year ended December 31, 2022 is as follows (in thousands):

	Charges	Amounts Paid	Accrued at December 31, 2022
Employee severance, benefits, and related costs
November 2022 Reduction	$1,407	$366	$1,041
Total	$1,407	$366	$1,041

14. Subsequent Events
On March 6, 2023, the Company's Board of Directors approved a reduction in force of the Company's workforce by approximately 70% and a re-prioritization of the Company’s focus to seek strategic alternatives to maximize shareholder value (the "Restructuring Plan"). The Company's current best estimate of costs it will incur total between $2.5 million and $3.0 million, consisting of employee related costs, including severance and benefits and equity compensation, contract termination costs, and other costs. Approximately $0.3 million of these costs are expected to be non-cash expenses. The majority of these costs are expected to be incurred during the first half of 2023, and the Company expects the execution of the Restructuring Plan will be substantially complete by the end of the second quarter of 2023. These costs are incremental to the exit and disposal costs previously disclosed in Item 5 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our principal executive and financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, prior to the filing of this annual report on Form 10-K. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control.    The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
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
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
The information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our 2022 fiscal year pursuant to Regulation 14A for our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and the information to be included in the 2023 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
(1) The information required by this Item concerning our executive officers and our directors and nominees for director, including information with respect to our audit committee and audit committee financial expert, may be found under the section entitled “Proposal No. 1 Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Information About Our Executive Officers” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning our code of ethics may be found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 may be found in the section entitled “Delinquent Section 16(a) Reports” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item may be found under the sections entitled “Director Compensation,” “Executive Compensation” and “Equity Compensation Plan Information” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(1) The information required by this Item with respect to security ownership of certain beneficial owners and management may be found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans may be found under the sections entitled “Equity Compensation Plan Information” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
(1) The information required by this Item concerning related party transactions may be found under the section entitled “Transactions with Related Persons” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
(2) The information required by this Item concerning director independence may be found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item may be found under the section entitled “Proposal No. 2 Ratification of Appointment of Independent Registered Public Accounting Firm” appearing in the 2023 Proxy Statement. Such information is incorporated herein by reference.

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

2.1*
Agreement and Plan of Merger by and between Aquinox Pharmaceuticals, Inc., Apollo Sub, Inc., and Neoleukin Therapeutics, Inc., dated August 5, 2019—Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2019

3.1
Amended and Restated Certificate of Incorporation of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2014

3.2
Amended and Restated Bylaws of Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Stock, filed August  8, 2019—Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission August 12, 2019

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

10.5+
Forms of Option Agreement and Option Grant Notice for Registrant’s 2014 Equity Incentive Plan—Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.7+
Neoleukin Therapeutics, Inc. 2020 Employee Stock Purchase Plan—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2020.

10.8
Form of Indemnity Agreement entered into between the Registrant and each of its directors and its executive officers—Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-193615) filed with the Securities and Exchange Commission on January 28, 2014

10.9*
Exchange Agreement, dated December  17, 2019, by and among Neoleukin Therapeutics, Inc., 667, L.P. and Baker Brothers Life Sciences, L.P.—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019

Number	Description

10.10+
Amended and Restated Executive Employment Agreement, dated April 15, 2020, by and between Neoleukin Therapeutics, Inc., and Jonathan G. Drachman—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2020

10.11
First Amendment to Lease, dated June 18, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020.

10.12+
Form of Restricted Stock Unit Grant Notice for Registrant’s 2014 Equity Incentive Plan— Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the Securities and Exchange Commission on August 12, 2020

10.13
Amendment No. 1 to Exclusive Start-Up License Agreement, dated July 24, 2020, by and between the University of Washington and Neoleukin Therapeutics, Inc.—Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.14
First Amendment to Lease, dated November 5, 2020, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC—Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 25, 2021

10.15
Second Amendment to Lease, dated March 24, 2021, by and between Neoleukin Therapeutics, Inc. and ARE-Seattle No. 28, LLC—Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the Securities and Exchange Commission on May 12, 2021

10.16
Amendment No. 2 to Exclusive Start-Up License Agreement, dated December 15, 2021, by and between the University of Washington and Neoleukin Therapeutics, Inc. – Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

10.17
ATM Equity Offering Sales Agreement, dated November 4, 2021, by and between Neoleukin Therapeutics, Inc. and BofA Securities, Inc. – Incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the Securities Exchange Commission on November 4, 2021.

10.18+
Employment Agreement, dated April 14, 2021, by and between Neoleukin Therapeutics, Inc. and Priti Patel—Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022.

10.19+	Employment Agreement, dated March 4, 2022, by and between Neoleukin Therapeutics, Inc. and Donna Cochener.

21.1	List of subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to Rule 13a-14(a).

32.1#	Certification of Chief Executive Officer (Principal Executive and Financial Officer) pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Neoleukin Therapeutics, Inc.

Date: March 20, 2023	By:	/s/ Jonathan G. Drachman
Jonathan G. Drachman President & Chief Executive Officer (Principal Executive and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan G. Drachman	President & Chief Executive Officer (Principal Executive and Financial Officer)	March 20, 2023
Jonathan G. Drachman

/s/ Sean Smith	Vice President, Finance (Principal Accounting Officer)	March 20, 2023
Sean Smith

/s/ Martin Babler	Director	March 20, 2023
Martin Babler

/s/ M. Cantey Boyd	Director	March 20, 2023
M. Cantey Boyd

/s/ Erin Lavelle	Director	March 20, 2023
Erin Lavelle

/s/ Sarah Noonberg	Director	March 20, 2023
Sarah Noonberg

/s/ Rohan Palekar	Director	March 20, 2023
Rohan Palekar

/s/ Todd Simpson	Director	March 20, 2023
Todd Simpson