Form 10-Q
period 2023-03-31
Neoleukin Therapeutics, Inc.
filed 2023-05-08
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(Registrant’s telephone number, including area code): (866) 245-0312
__________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000001	NLTX	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2023, there were 42,828,346 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$35,494	$37,887
Short-term investments	47,942	58,497
Other current assets	2,200	2,750
Total current assets	85,636	99,134

Property and equipment, net	2,489	6,163
Operating lease right-of-use assets	9,430	9,715
Other non-current assets	905	936
Total assets	$98,460	$115,948

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,421	$9,547
Operating lease liabilities	1,431	1,375
Finance lease liabilities	304	140
Total current liabilities	7,156	11,062

Non-current operating lease liabilities	9,940	10,322
Non-current finance lease liabilities	7	233
Total liabilities	17,103	21,617

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of March 31, 2023 and December 31, 2022; issued and outstanding, 42,818,346 as of March 31, 2023 and 42,648,346 as of December 31, 2022	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of March 31, 2023 and December 31, 2022; issued and outstanding, 0 as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	546,598	545,407
Accumulated other comprehensive income (loss)	18	(21)
Accumulated deficit	(465,259)	(451,055)
Total stockholders’ equity	81,357	94,331
Total liabilities and stockholders’ equity	$98,460	$115,948
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$7,690	$10,701
General and administrative	4,027	4,664
Impairment of property and equipment	3,418	—
Total operating expenses	15,135	15,365
Loss from operations	(15,135)	(15,365)
Interest income	945	13
Other income (loss), net	(14)	1
Net loss	$(14,204)	$(15,351)
Comprehensive income (loss):
Unrealized gain on available-for-sale securities	39	—
Comprehensive loss	$(14,165)	$(15,351)

Net loss per share – basic and diluted	$(0.26)	$(0.28)
Basic and diluted weighted average common shares outstanding	55,420,912	55,143,537
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(14,204)	$(15,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,191	2,446
Depreciation and amortization	329	411
Impairment of property and equipment	3,418	—
Amortization of operating lease right-of-use assets	286	250
Amortization and accretion of premiums/discounts on available-for-sale securities	(531)	—
Loss on disposal of property and equipment	190	—
Changes in operating assets and liabilities:
Other current assets and other non-current assets	552	(803)
Accounts payable and accrued liabilities	(3,938)	(769)
Operating lease liabilities	(326)	(275)
Net cash used in operating activities	(13,033)	(14,091)

Investing activities
Purchases of property and equipment	(419)	(452)
Purchases of available-for-sale securities	(28,375)	—
Proceeds from maturities of available-for-sale securities	39,500	—
Net cash provided by (used in) investing activities	10,706	(452)

Financing activities
Proceeds from exercise of stock options	—	134
Payments on finance lease obligations	(66)	(1)
Net cash provided by (used in) financing activities	(66)	133

Net change in cash, cash equivalents, and restricted cash during the period	(2,393)	(14,410)
Cash, cash equivalents, and restricted cash, beginning of period	38,765	143,345

Cash, cash equivalents, and restricted cash, end of period	$36,372	$128,935

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment unpaid at period-end	$99	$91
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2021	42,457,471	$—	$536,362	$—	$(393,498)	$142,864
Shares issued upon exercises of stock options	36,500	—	134	—	—	134
Stock-based compensation	—	—	2,446	—	—	2,446
Net loss	—	—	—	—	(15,351)	(15,351)
Balances, March 31, 2022	42,493,971	$—	$538,942	$—	$(408,849)	$130,093

Balances, December 31, 2022	42,648,346	$—	$545,407	$(21)	$(451,055)	$94,331
Shares issued upon vesting of restricted stock units	170,000	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	39	—	39
Stock-based compensation	—	—	1,191	—	—	1,191
Net loss	—	—	—	—	(14,204)	(14,204)
Balances, March 31, 2023	42,818,346	$—	$546,598	$18	$(465,259)	$81,357
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Notes to the Condensed Financial Statements
(Unaudited)

1. Nature of operations
Neoleukin Therapeutics, Inc. (“Neoleukin” or “the Company”) has historically been a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Based on decisions made by our Board of Directors in November 2022 and March 2023, the Company has restructured operations to significantly reduce its workforce, discontinue development of NL-201, a de novo protein that was in Phase 1 clinical trial for the treatment of cancer, and suspend all research and development activities in order to conserve capital and focus on other strategic alternatives for the Company. Such alternatives may include a sale, merger, divestiture of assets, licensing or other strategic transaction
2. Summary of significant accounting policies
(a)Basis of presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information.  Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 20, 2023.
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2023, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2023. The Company reclassified prior year interest income in the condensed statements of operations and comprehensive income (loss) to conform to current year presentation. This reclassification had no effect on net loss or comprehensive loss.
(b)Use of estimates and assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant areas requiring estimates include valuation and recognition of stock-based compensation, the incremental borrowing rate utilized in the measurement of operating and finance lease liabilities, amortization/depreciation and impairment of property and equipment, and pre-clinical, clinical, and other accruals. Actual results could differ from those estimates.
(c)Property and equipment
Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment, as a result of the corporate restructuring announced in March 2023, including the decision to suspend all research and development activities, there were indicators of impairment of certain property and equipment as of March 31, 2023. During the three months ended March 31, 2023, the Company recorded $3.4 million in impairment charges. There were no indicators of impairment of property and equipment as of December 31, 2022.

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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of March 31, 2023.
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

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$32,084	$32,084	$—	$—
U.S. treasury securities	50,920	50,920	—	—
Total financial assets	$83,004	$83,004	$—	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$33,767	$33,767	$—	$—
U.S. treasury securities	61,970	61,970	—	—
Total financial assets	$95,737	$95,737	$—	$—
(f)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the condensed balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the three months ended March 31, 2023 and March 31, 2022.
The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the three months ended March 31, 2023, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of March 31, 2023. The aggregate fair value of investments with unrealized losses as of March 31, 2023 is $4.0 million.
(g)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of March 31, 2023 and March 31, 2022 are 12,663,010 and are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
(h)Accounting for stock-based compensation
The Company has issued stock options and restricted stock units (“RSUs”). The Company measures the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of such award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period. The Company accounts for forfeitures as they occur. The Company utilizes newly issued shares to satisfy option exercises, the vesting of RSUs, and 2020 Employee Stock Purchase Plan ("2020 ESPP") purchases.
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

(i)Restructuring charges
The Company records costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit or Disposal Cost Obligations. Restructuring charges are recorded in the period in which they are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available.
(j)Recently issued and recently adopted accounting standards
The Company monitors and evaluates the issuance of Accounting Standards Updates ("ASUs"). No ASUs have been issued recently which impact the Company's financial statements and disclosures.
3. Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and U.S. treasury securities as of March 31, 2023 and December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$35,494	$37,887
Restricted cash	878	878
Total cash, cash equivalents, and restricted cash	$36,372	$38,765
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.9 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
4. Investments
The Company's investments consist of the following:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$32,084	$—	$—	$32,084
U.S. treasury securities - due within 3 months	2,995	1	—	2,996
Short-term investments:
U.S. treasury securities - due within 1 year	47,925	17	—	47,942
Total	$83,004	$18	$—	$83,022

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$33,767	$—	$—	$33,767
U.S. treasury securities - due within 3 months	3,473	—	—	3,473
Short-term investments:
U.S. treasury securities - due within 1 year	58,518	6	(27)	58,497
Total	$95,758	$6	$(27)	$95,737
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
The Company has an operating lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses. In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026, unless terminated earlier, with the option to extend the lease for an additional 28-month term. In December 2022, the Company entered into an agreement to sublease this office and laboratory space in Seattle, Washington to an unrelated third party. Pursuant to the terms of the sublease, the Company is entitled to receive up to $0.5 million in base lease payments. The term of the sublease is through August 31, 2023, with an option by the sublessee to extend such term through November 30, 2023.
As of March 31, 2023, and December 31, 2022, the Company’s operating lease right-of-use assets were $9.4 million and $9.7 million, respectively.  As of March 31, 2023, and December 31, 2022, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were $0.1 million and $0.5 million, respectively.
6. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the total number of shares of common stock issued and outstanding was 42,818,346 and 42,648,346, respectively.
As of March 31, 2023, the Company had pre-funded warrants outstanding to purchase an aggregate of 12,663,010 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.

On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through March 31, 2023, no sales of common stock have been made pursuant to the Sales Agreement. As of March 20, 2023, we are subject to limitations on the amount of funds we can raise by selling shares of our common stock using our Form S-3, including sales under this ATM facility, to one-third of the aggregate market value of the shares of our common stock held by non-affiliates, or public float, due to the so-called "baby shelf" requirements set forth in the SEC general instructions of Form S-3. These restrictions will remain in place until such time as our public float exceeds $75 million.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations and comprehensive income (loss) as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Research and development expenses	$256	$1,264
General and administrative expenses	935	1,182
Total stock-based compensation expense	$1,191	$2,446
Total unrecognized compensation expense for all stock-based compensation plans was $2.0 million as of March 31, 2023. This expense is expected to be recognized over a weighted average remaining vesting period of 2.05 years.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Expected volatility	85.95%	83.18%
Expected dividends	0%	0%
Expected terms (years)	6.04	6.07
Risk free rate	3.46%	1.95%

(c)Stock options
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	8,514,381	$4.89	8.32	$—
Options granted	110,500	$0.59
Options exercised	—	$—
Options cancelled/forfeited	(3,302,276)	$4.86
Outstanding at March 31, 2023	5,322,605	$4.83	4.58	$3
Exercisable as of March 31, 2023	4,195,975	$5.41	3.41	$—
During the three months ended March 31, 2023, no shares of common stock were issued upon exercise of options. During the three months ended March 31, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and March 31, 2022 was $0.43 and $1.75 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	378,500	$4.22
Restricted stock units granted	—	$—
Restricted stock units vested	(180,000)	$4.18
Restricted stock units forfeited	(151,250)	$4.10
Non-vested at March 31, 2023	47,250	$4.75

During the quarter ended March 31, 2023, 180,000 RSUs vested. As of March 31, 2023, 170,000 shares issued upon the vesting of these RSUs are issued and outstanding. The remaining 10,000 shares relate to a RSU that vested on March 31, 2023, and such shares are not issued and outstanding as of March 31, 2023.

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
As of March 31, 2023 and December 31, 2022, employee contributions included in accounts payable and accrued liabilities in the accompanying condensed balance sheet were immaterial.
7. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended March 31,
	2023	2022
Outstanding stock options	5,322,605	8,297,921
Restricted stock units	47,250	710,000
Shares issuable under 2020 ESPP	13,347	45,261
	5,383,202	9,053,182

8. Restructurings and impairment charges

November workforce reduction
On November 14, 2022, the Company announced a corporate restructuring as a result of the strategic decision to discontinue further development of NL-201. In conjunction with this decision, the Company's Board of Directors approved a restructuring plan that included a reduction of approximately 40% of the Company's workforce (the "November 2022 Reduction").
In connection with the November 2022 Reduction, the Company expects to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the three months ended March 31, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the third quarter of 2023.
March workforce reduction
On March 6, 2023, the Company's Board of Directors approved a reduction in force of the Company's workforce by approximately 70% in connection with a re-prioritization of the Company’s focus on seeking strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").
In connection with the March 2023 Restructuring Plan, the Company expects to incur additional aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, of which $1.6 million was incurred during the three months ended March 31, 2023. The remaining restructuring costs of $0.2 million are expected to be incurred during the quarter ended June 30, 2023 due to future service requirements by certain employees entitling them to receive severance benefits. Of the $1.6 million of restructuring charges incurred during the three months ended March 31, 2023, $0.6 million is included in general and administrative expenses and $1.0 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.
A summary of the accrued liabilities activity recorded in connection with the November 2022 Reduction and March 2023 Restructuring Plan for the three months ended March 31, 2023 is as follows (in thousands):

	Accrued at December 31, 2022	Charges	Amounts Paid	Accrued at March 31, 2023
Employee severance, benefits, and related costs
November 2022 Reduction	$1,041	$327	$(490)	$878
March 2023 Restructuring Plan	—	$1,640	$(344)	$1,296
Total	$1,041	$1,967	$(834)	$2,174

Impairment charges
As a result of the March 2023 Restructuring Plan, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. In the first quarter of 2023, the Company tested the recoverability of its asset groups for property and equipment using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the eventual disposition of its long-lived assets were less than the carrying value of the asset groups. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value and recorded an impairment charge of $3.4 million. The fair value of the asset group reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset group which represents a Level 3 fair value measurement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes included as part of our Annual Report on Form 10-K for the year ended December 31, 2022.
Forward-Looking Statements
The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including those relating to future events, including the timing and outcome of our exploration of potential strategic alternatives, or our future financial performance and financial guidance. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “project,” “believe,” “estimate,” “predict,” “potential,” “intend” or “continue,” the negative of terms like these or other comparable terminology, and other words or terms of similar meaning in connection with any discussion of future operating or financial performance. These statements are only predictions. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this quarterly report on Form 10-Q may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part II of this quarterly report on Form 10-Q, as well as those contained from time to time in our other filings with the SEC. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
We have historically been a biopharmaceutical company focused on creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We developed sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. With our de novo protein design process, we have been able to design new protein scaffolds from the ground up that are capable of demonstrating specific biological properties. Through this method we are able to produce proteins that, while resembling native proteins, may have novel molecular interfaces, differential activation of specific cell types, increased stability, or improved biodistribution compared to native proteins in order to potentially deliver greater therapeutic benefit. With the introduction of machine learning to this process, we believe timelines for developing potential candidates can be accelerated. De novo proteins have the capacity to be cytokine receptor agonists, antagonists, or result in conditional activation of specific cytokine receptors such that they may regulate inflammation or the immune response to cancer and inflammatory conditions.

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
As a result of the restructuring plan approved by our Board of Directors, or the Board, on November 12, 2022 in connection with our decision to discontinue development of NL-201, we reduced our workforce by approximately 40%. In connection with the decision to focus on strategic alternatives, the Board adopted a second restructuring plan on March 6, 2023, further reducing our workforce by approximately 70% of our remaining employees. We expect these restructurings to be completed by the end of the second quarter of 2023.
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
Following the decision by the Board in March 2023 to further restructure the Company to conserve capital and focus on strategic alternatives, we have suspended our research and development activities.
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
Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.

Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	$	%
Research and development	$7,690	$10,701	$(3,011)	(28)%
General and administrative	4,027	4,664	(637)	(14)%
Impairment on property and equipment	3,418	—	3,418	*
Total operating expenses	$15,135	$15,365	$(230)	(1)%
*Not meaningful
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations, or CROs, manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation, severance expenses, and travel expenses), facility-related costs, and lab supplies.
For the three months ended March 31, 2023, research and development expenses were $7.7 million, compared to $10.7 million for the three months ended March 31, 2022. The decrease in research and development expenses during the three months ended March 31, 2023 is primarily due to a decrease in personnel-related costs and decreases in our early stage research, manufacturing, and clinical related costs due to the decision in November 2022 to discontinue further clinical development of NL-201 and the decision in March 2023 to re-prioritize the Company’s focus to seek strategic alternatives.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation, severance expenses, and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three months ended March 31, 2023, general and administrative expenses were $4.0 million, compared to $4.7 million for the three months ended March 31, 2022. The decrease in general and administrative expenses during the three months ended March 31, 2023 was primarily due to a decrease in personnel-related costs.
Workforce Reductions
On November 14, 2022, we announced a corporate restructuring as a result of the strategic decision to discontinue further development of NL-201. In conjunction with this decision, our Board of Directors approved a restructuring plan that included a reduction of approximately 40% of our workforce (the "November 2022 Reduction").
In connection with the November 2022 Reduction, we expect to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the three months ended March 31, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). We expect to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the third quarter of 2023.
On March 6, 2023, our Board of Directors approved a reduction in force of our workforce by approximately 70% and a re-prioritization of the our focus to seek strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").

In connection with the March 2023 Restructuring Plan, we expect to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, of which $1.6 million was incurred during the three months ended March 31, 2023. The remaining restructuring costs of $0.2 million are expected to be incurred during the quarter ended June 30, 2023 due to future service requirements by certain employees to receive severance benefits. Of the $1.6 million of restructuring charges incurred during the three months ended March 31, 2023, $0.6 million is included in general and administrative expenses and $1.0 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). We expects to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.
Impairment on Property and Equipment
In March 2023, our Board approved a reduction in force of the Company's workforce by approximately 70% and a re-prioritization of the Company’s focus to seek strategic alternatives. In connection with this decision, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. We recorded an impairment charge on our property and equipment of $3.4 million for the three months ended March 31, 2023.
Interest Income
Interest income during the three months ended March 31, 2023 was $0.9 million as compared to $13 thousand during the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 is due to broad increases in the interest rate environment resulting in higher interest earned on our money market fund investments. Additionally, the increase is due to purchases of U.S. treasury securities beginning in the second quarter of 2022, which yield a higher rate of interest than investments in money market funds.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $13.0 million and $14.1 million of cash flows during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $465.3 million, working capital of $78.5 million, and cash, cash equivalents, and short-term investments of $83.4 million.
On November 4, 2021, we entered into an ATM "at-the-market" Equity Offering Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or BofA, pursuant to which we may, but are not obligated to, offer and sell, from time to time, shares of our common stock with an aggregate offering price up to $40.0 million through BofA, as sales agent. No sales of our common stock have been made pursuant to this Sales Agreement to date. As of March 20, 2023, we are subject to limitations on the amount of funds we can raise by selling shares of our common stock using our Form S-3, including sales under this ATM facility, to one-third of the aggregate market value of the shares of our common stock held by non-affiliates, or public float, due to the so-called "baby shelf" requirements set forth in the SEC general instructions of Form S-3. These restrictions will remain in place until such time as our public float exceeds $75 million.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(13,033)	$(14,091)
Investing activities	10,706	(452)
Financing activities	(66)	133
Net change in cash, cash equivalents, and restricted cash	$(2,393)	$(14,410)

Net cash used in operating activities
Net cash used in operating activities for the three months ended March 31, 2023 and March 31, 2022 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the three months ended March 31, 2023, a net loss of $14.2 million was adjusted for non-cash items including impairment on property and equipment of $3.4 million, stock-based compensation expense of $1.2 million, and a net decrease of $3.7 million due to changes in operating assets and liabilities. For the three months ended March 31, 2022, a net loss of $15.4 million was adjusted for non-cash items including stock-based compensation expense of $2.4 million and a net decrease of $1.8 million due to changes in operating assets and liabilities.
Net cash (used in) provided by investing activities
For the three months ended March 31, 2023, cash provided by investing activities consisted primarily of proceeds from maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities and laboratory equipment. For the three months ended March 31, 2022, cash used in investing activities consisted primarily of purchases of laboratory equipment and office furnishings.
Net cash (used in) provided by financing activities
For the three months ended March 31, 2023 net cash used in financing activities consisted primarily of payments on our finance leases. For three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of common stock under our 2020 Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of March 31, 2023, we had approximately $83.4 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements through at least 12 months following the filing date of this Form 10-Q.. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
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

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.
Recent Accounting Pronouncements
See Note 2(j), Recently issued and recently adopted accounting standards in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4.    Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our principal executive and our principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive and our principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Preclinical studies and clinical trials of our product candidates may not be successful, and if we are unable to commercialize these product candidates or experience significant delays in doing so, our business will be materially harmed.
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
•exposure to unknown liabilities;
•higher than expected acquisition, disposition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or incurrence of non-recurring, impairment or other charges;
•difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our company or any acquired business; and
•possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
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
The development of biopharmaceutical product candidates is capital-intensive. As of March 31, 2023, we had approximately $83.4 million in cash, cash equivalents, and short-term investments. We have spent a significant amount of money on our operations to date, including research and development, preclinical and clinical studies. We will continue to incur costs related to the discontinued development of NL-201 and suspension of our research and development activities. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months following the filing date of this Form 10-Q. However, our current operating plan does not contemplate the resumption of research and development activities or the commencement of any clinical trials, and we do not expect to be able to fully support our operations based on the assumptions of that operating plan. We announced in March 2023 that we have suspended our research and development operations so that we can focus on reviewing strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or other strategic alternative, with the intention of improving stockholder value, While we expect to have adequate capital to fund our operations through this process, our future capital requirements and the period during which we expect to complete this strategic process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. In addition, even if we are successful in completing a strategic transaction, we may still need to raise additional funds for any research and development or clinical programs we may pursue in the future. Our monthly spending levels may vary, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have suspended our research and development activities while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, all of our product candidates are in early stages of research and development and we have suspended our research and development activities for the near term while we focus on evaluating strategic alternatives. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the three months ended March 31, 2023 and March 31, 2022, we reported a net loss of $14.2 million and $15.4 million, respectively. As of March 31, 2023,we had an accumulated deficit since our inception as Aquinox of $465.3 million.
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
The continued listing standards of the Nasdaq Stock Market, or Nasdaq, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. On October 26, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until April 24, 2023, to regain compliance with the bid price requirement. In April 2023, we applied for and were granted an additional 180 day compliance period, until October 20, 2023. In connection with our application for that additional grace period, we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market effective April 27, 2023 and provided written notice to Nasdaq of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. We have submitted a proposal to our stockholders at our upcoming annual meeting, to be held on June 8, 2023, seeking approval to implement a reverse stock split of our common stock in a ratio that is between 1-for-2 shares to 1-for-5 shares, with the final determination to be made by our Board of Directors. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.

If we do implement a reverse stock split to increase the per share trading price of our common stock, we cannot assure you that the per share trading price of our common stock after such reverse stock split will remain about $1.00 per share. Some stockholders may view a reverse stock split negatively. In addition, the per share trading price of our common stock may decrease due to factors unrelated to a reverse stock split, including our future performance. If we implement a reverse stock split and the per share trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater. The liquidity of our common stock may also be negatively impacted by a reverse stock split, as there will be fewer shares of our common stock outstanding after a reverse stock split. Moreover, if the per share market price of our common stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then the value of our Company, as measured by our market capitalization, will be reduced. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following such a reverse stock split.
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
Since we became Neoleukin Therapeutics, Inc., our operations have been primarily limited to organizing and staffing our company, acquiring product and technology rights, discovering and developing novel de novo proteins, and undertaking preclinical studies and early clinical development activities. We have not yet obtained regulatory approval for any product candidate. In addition, in November 2022 and March 2023, we announced corporate restructurings resulting in a wind-down of the clinical trial for our first product candidate, NL-201, the suspension of our research and development activities, and a significant reduction in our workforce with the intention of focusing on evaluation of a potential strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or other strategic transaction. Consequently, evaluating our performance, viability or possibility of future success will be more difficult than if we had a longer operating history or approved products on the market.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Our operations have consumed substantial amounts of cash since inception. If we identify and advance any current or future product candidates into clinical trials and launch and commercialize any product candidates for which we receive regulatory approval, we expect research and clinical development expenses, and our selling, general and administrative expenses to increase substantially. In connection with our current strategic initiatives, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements through at least 12 months following the filing date of this Form 10-Q. However, circumstances may cause us to consume capital more rapidly than we anticipate. If we are successful in completing a strategic transaction and able to resume our research and development activities, we will require additional capital for the further development and potential commercialization of future product candidates and may also need to raise additional funds to pursue a more accelerated development of future product candidates.
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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from resuming our development and commercialization efforts, which will have a material adverse effect on our business, operating results, and prospects.
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
•the effects of global macroeconomic trends, including market volatility, instability in the global banking system, supply chain disruptions, inflationary pressures, unemployment rates and impacts of a potential market recession, on our business and financial results;
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
Any product candidates that we have are in the early stages of development efforts. We have no products on the market, we have elected to discontinue development of NL-201, we have suspended development of all of our remaining product candidates, which are still in drug discovery stages, and we may not ever obtain regulatory approval for any of our product candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA, and have significantly reduced our clinical trial team in connection with the discontinuation of development of NL-201. Before obtaining regulatory approval for the commercial distribution of any future product candidates, we must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Moreover, our development portfolio consists of targets and programs that are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development, and in March 2023 we suspended development of all of our current product candidates to focus on evaluation of strategic alternatives for the Company while reducing operating costs in the near term. If we are able to resume development, or if we are able to acquire or in-license additional product candidates, but we do not receive regulatory approvals for clinical testing and commercialization of such product candidates, we may not be able to continue our operations.
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
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Following a corporate reorganization approved by our Board of Directors in March 2023, we have suspended all research and development activities at the present time to focus on a review of strategic alternatives. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any product candidates we may develop in the future if we are able to resume research and development or acquire or in-licenses other product candidates. If we are able to bring any of our product candidates to clinical trial, they may not be successful in those trials or, even if they are, they may not receive regulatory approval in a timely manner, or at all. Regulatory agencies, such as an FDA Advisory Committee or similar authority, may recommend non-approval or place restrictions on approval, which may also increase costs and delay commercialization. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence within the FDA has recently advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which maximizes not only the efficacy of a drug but the safety and tolerability as well. This may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection. Other recent Oncology Center of Excellence initiatives include Project FrontRunner, a framework for identifying candidate drugs for initial clinical development in the earlier lines of therapies rather than only after exhausting available treatment options. We are considering these policy changes as they relate to our programs.
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
Following the decision in November 2022 to discontinue development of NL-201, all of our product candidates are now in preclinical or earlier development and their risk of failure is high. Moreover, in March 2023, we decided to suspend our research and development activities, and any future product candidates will depend on a resumption of research and development activities and may come from an acquisition or in-licensing of other assets. If we are able to resume the development of one or more product candidates, it is impossible to predict when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex, and expensive clinical trials that our product candidates are safe and effective in humans. Clinical testing can take many years to complete, and the outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Failure can occur at any time during the clinical trial process, or we may decide, as we did with NL-201, to stop development for strategic reasons at any time. The results of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials, and differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials, and we could face similar setbacks. There is typically a high rate of failure of product candidates proceeding through clinical trials. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our clinical trials will ultimately be successful or support clinical development of our product candidates.
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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board, or the DSMB, for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial or other reasons related to our overall business strategy. For example, prior to our discontinuation of development of NL-201, NL-201 was subject to an FDA clinical hold, which was later lifted.  Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA, or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
The success of our business depends in part upon our ability to discover, develop, and commercialize products, and we may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources.
We may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we must choose the product candidates on which we focus our research and development efforts, which may require us to forgo or delay pursuit of opportunities with other product candidates that may ultimately have greater commercial potential. For instance, prior to November 2022, we were primarily focused on developing our lead product candidate, NL-201, and invested significant resources in the preclinical and Phase 1 clinical trial for that product candidate, but ultimately decided that our limited resources would be better spent on early stage research of the next generation de novo protein design and so elected to discontinue development of NL-201 even though that product candidate had demonstrated on target activity in reviews of preliminary data. In March 2023, our Board of Directors determined that continued investment in early stage de novo protein design was not in the best interests of our stockholders and suspended further allocation of our resources to our research and development efforts in order to focus our financial and managerial resources on pursuing a potential strategic alternative. Our resource allocation decisions may require us to make strategic decisions, which in turn may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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
We rely on third-party clinical investigators, CROs, clinical data management organizations, and consultants to assist or provide the design, conduct, supervision, and monitoring of preclinical studies and clinical trials of our product candidates, including certain third parties who will continue to assist in the wind-down of our NL-201 Phase 1 clinical trial. To the extent we rely on these third parties, we will have less control over the timing, quality, and other aspects of certain preclinical studies and clinical trials than we would have had we conducted them on our own. Although we have agreements governing the activities of third parties, consultants are not and will not be our employees, and we will have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we may contract might not be diligent, careful, or timely in conducting our development work, preclinical studies or clinical trials, which could result in such work being delayed or unsuccessful.
If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy applicable legal and regulatory requirements or meet expected deadlines, our development programs could be delayed and otherwise adversely affected. In all events, we will be responsible for ensuring that each of our preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial as well as applicable legal and regulatory requirements. The FDA generally requires preclinical studies to be conducted in accordance with Good Laboratory Practices, or GLPs, and clinical trials to be conducted in accordance with Good Clinical Practices, or GCPs, including for designing, conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. If we or any of our third-party service providers fail to comply with applicable GCPs or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the data generated in our trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional studies. Any adverse development or delay in our preclinical studies or clinical trials as a result of our reliance on third parties could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
As of March 31, 2023, we had approximately 12 full-time employees, after taking into account a further corporate restructuring that we announced in March 2023, that reduced our headcount by approximately 70% of the workforce in place at that time and which was largely completed prior to March 31, 2023. We have also announced a shift to focusing on strategic alternatives for the Company and a suspension of our research and development programs in connection with that restructuring. If we are successful in completing a strategic transaction in the future, we expect that we will need to invest in additional growth for the Company, which may include potentially expanding our development and regulatory capabilities, contracting with other organizations to provide manufacturing and other capabilities for us, and managing additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to prepare for future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
Further, the reductions in workforce announced in November 2022 and March 2023 may also make retention of our current personnel both more important and more challenging. These workforce reductions resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

We also recently underwent a leadership transition, which may be viewed negatively by employees, investors and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of certain business objectives, and adversely impact our stock price.
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
The patent prosecution process is expensive and time-consuming, and we or our future potential licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our future potential licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them. Further, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We may also elect not to continue pursuing prosecution of our patents in one or more countries if we determine that the value of the protection we are seeking is outweighed by the cost, or if we determine that our resources would be better allocated in a different way. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the expiration of the patent. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and these foreign laws may also be subject to change. For example, methods of treatment and manufacturing processes may not be patentable in certain jurisdictions. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions, such as market volatility and economic uncertainty due to rising interest rates, instability in the global banking system, inflation, and the ongoing conflict in Ukraine.
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
Provisions in our amended and restated certificate of incorporation, or certificate of incorporation, and amended and restated bylaws, or bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:
•permit our Board to issue up to 5,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;
•provide that all vacancies on our Board, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
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
•not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and
•provide that special meetings of our stockholders may be called only by the Board or by such person or persons requested by a majority of the Board to call such meetings.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
Our internal and outsourced information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, including the ongoing conflict in Ukraine, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

Although we devote resources to protect our information systems, we realize that cyberattacks resulting in a security incident are a threat, and there can be no assurance of our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic is generally increasing the attack surface available to criminals, as more companies and individuals, including many of our service providers, work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, global health crises such as the COVID-19 pandemic and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of product candidates could be disrupted, if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. The ultimate impact on us, our significant suppliers and our general infrastructure of being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster. In addition, the long-term effects of climate change on general economic conditions and the pharmaceutical industry in particular are unclear, and may heighten or intensify existing risk of natural disasters. Further, any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, results of operations, financial condition and cash flows from future prospects.

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
Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, one of our banking partners, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Number	Description

EX-10.1	Separation Agreement dated March 31, 2023, by and between Neoleukin Therapeutics, Inc. and Priti Patel.

EX-10.2	Separation Agreement dated March 6, 2023 and effective March 31, 2023, by and between Neoleukin Therapeutics, Inc. and Jonathan Drachman.

EX-10.3	Employment Agreement Amendment dated as of April 3, 2023 and effective March 31, 2023, by and between Neoleukin Therapeutics, Inc. and Donna Cochener.

EX-10.4	Employment Agreement dated August 3, 2023 by and between Neoleukin Therapeutics, Inc. and Sean Smith.

EX-10.5	Employment Agreement Amendment dated as of April 3, 2023 and effective March 31, 2023, by and between Neoleukin Therapeutics, Inc. and Sean Smith.

EX-31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a).

EX-31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a).

EX-32.1#	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: May 8, 2023	/s/ Donna M. Cochener
Donna M. Cochener Interim Chief Executive Officer (Principal Executive Officer)

Neoleukin Therapeutics, Inc.
(Registrant)

Date: May 8, 2023	/s/ Sean Smith
Sean Smith Interim Chief Financial Officer (Principal Financial and Accounting Officer)