Form 10-Q
period 2023-06-30
Neoleukin Therapeutics, Inc.
filed 2023-08-10
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2023, there were 44,021,429 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$31,110	$37,887
Short-term investments	50,952	58,497
Other current assets	1,718	2,750
Total current assets	83,780	99,134

Property and equipment, net	561	6,163
Operating lease right-of-use assets	9,135	9,715
Other non-current assets	529	936
Total assets	$94,005	$115,948

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,387	$9,547
Operating lease liabilities	1,490	1,375
Finance lease liabilities	3	140
Total current liabilities	4,880	11,062

Non-current operating lease liabilities	9,543	10,322
Non-current finance lease liabilities	6	233
Total liabilities	14,429	21,617

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 100,000,000 as of June 30, 2023 and December 31, 2022; issued and outstanding, 44,021,429 as of June 30, 2023 and 42,648,346 as of December 31, 2022	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of June 30, 2023 and December 31, 2022; issued and outstanding, 0 as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	546,933	545,407
Accumulated other comprehensive income (loss)	(13)	(21)
Accumulated deficit	(467,344)	(451,055)
Total stockholders’ equity	79,576	94,331
Total liabilities and stockholders’ equity	$94,005	$115,948
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$(426)	$10,956	$7,263	$21,656
General and administrative	3,492	4,915	7,519	9,580
Impairment of property and equipment	—	—	3,418	—
Total operating expenses	3,066	15,871	18,200	31,236
Loss from operations	(3,066)	(15,871)	(18,200)	(31,236)
Interest income	981	194	1,926	207
Other income (loss), net	—	(11)	(15)	(10)
Net loss	$(2,085)	$(15,688)	$(16,289)	$(31,039)
Comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(31)	(72)	8	(72)
Comprehensive loss	$(2,116)	$(15,760)	$(16,281)	$(31,111)

Net loss per share – basic and diluted	$(0.04)	$(0.28)	$(0.29)	$(0.56)
Basic and diluted weighted average common shares outstanding	56,158,629	55,203,709	55,791,808	55,173,789
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(16,289)	$(31,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,522	4,758
Depreciation and amortization	406	870
Impairment of property and equipment	3,418	—
Amortization of operating lease right-of-use assets	580	509
Amortization and accretion of premiums/discounts on available-for-sale securities	(1,178)	3
Gain on sale of property and equipment	(47)	—
Changes in operating assets and liabilities:
Other current assets and other non-current assets	1,046	(537)
Accounts payable and accrued liabilities	(5,876)	614
Operating lease liabilities	(664)	(563)
Net cash used in operating activities	(17,082)	(25,385)

Investing activities
Purchases of property and equipment	(551)	(684)
Proceeds from sale of property and equipment	2,115	—
Purchases of available-for-sale securities	(55,269)	(39,067)
Proceeds from maturities of available-for-sale securities	64,000	—
Net cash provided by (used in) investing activities	10,295	(39,751)

Financing activities
Proceeds from exercise of stock options	—	134
Payment on finance lease obligations	(364)	(2)
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	4	63
Net cash provided by (used in) financing activities	(360)	195

Net change in cash, cash equivalents, and restricted cash during the period	(7,147)	(64,941)
Cash, cash equivalents, and restricted cash, beginning of period	38,765	143,345

Cash, cash equivalents, and restricted cash, end of period	$31,618	$78,404

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment unpaid at period-end	$—	$265
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	42,648,346	$—	$545,407	$(21)	$(451,055)	$94,331
Shares issued upon vesting of restricted stock units	170,000	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	39	—	39
Stock-based compensation	—	—	1,191	—	—	1,191
Net loss	—	—	—	—	(14,204)	(14,204)
Balances, March 31, 2023	42,818,346	$—	$546,598	$18	$(465,259)	$81,357
Shares issued upon the exercise of pre-funded warrants	1,180,000	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	13,083	—	4	—	—	4
Shares issued upon vesting of restricted stock units	10,000	—	—	—	—	—
Stock-based compensation	—	—	331	—	—	331
Unrealized loss on available-for-sale securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(2,085)	(2,085)
Balances, June 30, 2023	44,021,429	$—	$546,933	$(13)	$(467,344)	$79,576
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

NEOLEUKIN THERAPEUTICS, INC.
Notes to the Condensed Financial Statements
(Unaudited)

1. Nature of operations
Neoleukin Therapeutics, Inc. (“Neoleukin” or “the Company”) has historically been a biopharmaceutical company creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Based on decisions made by the Company's Board of Directors in November 2022 and March 2023, the Company has restructured operations to significantly reduce its workforce, discontinue development of NL-201, a de novo protein that was in Phase 1 clinical trial for the treatment of cancer, and suspended all research and development activities in order to conserve capital and focus on other strategic alternatives for the Company.
On July 17, 2023, Neoleukin, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Neoleukin (“Merger Sub”), and Neurogene Inc., a privately held Delaware corporation (“Neurogene”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Neurogene, with Neurogene continuing as a wholly owned subsidiary of Neoleukin and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Merger Agreement is subject to customary closing conditions, including approval of certain matters by stockholders of each of Neoleukin and Neurogene, and is anticipated to close in the fourth quarter of 2023, assuming satisfaction or waiver of all of the conditions of the Merger.
If the Merger is completed, Neoleukin will continue as the surviving corporation after the Merger, but will change its name to Neurogene Inc., and the management of Neurogene is expected to become the management of the surviving corporation. The surviving company is expected to pursue the business activities of Neurogene following the closing of the Merger.
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
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2023, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2023. The Company reclassified prior year interest income in the condensed statements of operations and comprehensive income (loss) to conform to current year presentation. This reclassification had no effect on net loss or comprehensive loss.
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

(c)Property and equipment, net
Property and equipment are recorded at cost and are amortized using the straight-line basis over a range of three to seven years.
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment, as a result of the corporate restructuring announced in March 2023, including the decision to suspend all research and development activities, there were indicators of impairment of certain property and equipment. In March 2023, the Company recorded $3.4 million in impairment charges. There were no additional indicators of impairment of property and equipment as of June 30, 2023 and none as of December 31, 2022.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of June 30, 2023.
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

The following table presents information about the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$30,593	$30,593	$—	$—
U.S. treasury securities	50,965	50,965	—	—
Total financial assets	$81,558	$81,558	$—	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$33,767	$33,767	$—	$—
U.S. treasury securities	61,970	61,970	—	—
Total financial assets	$95,737	$95,737	$—	$—
(f)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the condensed balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the three and six months ended June 30, 2023 and 2022.
The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the six months ended June 30, 2023, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of June 30, 2023. The aggregate fair value of investments with unrealized losses as of June 30, 2023 is $31.1 million.
(g)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of June 30, 2023 and June 30, 2022 was 11,483,010 and 12,663,010, respectively. They are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
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
3. Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and U.S. treasury securities as of June 30, 2023 and December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$31,110	$37,887
Restricted cash	508	878
Total cash, cash equivalents, and restricted cash	$31,618	$38,765
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.5 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letter of credit related to its lease obligations.

4. Investments
The Company's investments consist of the following:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$30,593	$—	$—	$30,593
Short-term investments:
U.S. treasury securities - due within 1 year	50,965	2	(15)	50,952
Total	$81,558	$2	$(15)	$81,545

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$33,767	$—	$—	$33,767
U.S. treasury securities - due within 3 months	3,473	—	—	3,473
Short-term investments:
U.S. treasury securities - due within 1 year	58,518	6	(27)	58,497
Total	$95,758	$6	$(27)	$95,737
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
As of June 30, 2023, and December 31, 2022, the Company’s operating lease right-of-use assets were $9.1 million and $9.7 million, respectively.  As of June 30, 2023, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were immaterial. As of December 31, 2022, the Company’s finance lease right-of-use assets were $0.5 million.

6. Equity
(a)Common stock and pre-funded warrants
The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.000001 as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the total number of shares of common stock issued and outstanding was 44,021,429 and 42,648,346, respectively.
As of June 30, 2023, the Company had pre-funded warrants outstanding to purchase an aggregate of 11,483,010 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the terms of the pre-funded warrants provide that such warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock (the "Exercise Cap"), subject to certain exceptions. However, any holder may increase or decrease the Exercise Cap to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. On July 18, 2023, the Company received notice from the holders of all of our outstanding pre-funded warrants to increase the Exercise Cap up to 19.99%, effective 61 days from the date of such notice. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
During the three months ended June 30, 2023, 1,180,000 shares of common stock were issued upon the exercise of pre-funded warrants. Proceeds of the exercise to the Company were immaterial.
On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through June 30, 2023, no sales of common stock have been made pursuant to the Sales Agreement. As of March 20, 2023, the Company is subject to limitations on the amount of funds the Company can raise by selling shares of our common stock using our Form S-3, including sales under this ATM facility, to one-third of the aggregate market value of the shares of our common stock held by non-affiliates, or public float, due to the so-called "baby shelf" requirements set forth in the SEC general instructions of Form S-3. These restrictions will remain in place until such time as our public float exceeds $75 million.
(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations and comprehensive income (loss) as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$—	$1,051	$255	$2,315
General and administrative expenses	331	1,261	1,267	2,443
Total stock-based compensation expense	$331	$2,312	$1,522	$4,758
Total unrecognized compensation expense for all stock-based compensation plans was $1.6 million as of June 30, 2023. This expense is expected to be recognized over a weighted average remaining vesting period of 1.88 years.

The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	87.37%	82.68%	86.77%	83.01%
Expected dividends	0%	0%	0%	0%
Expected terms (years)	5.27	5.73	5.60	5.96
Risk free rate	3.82%	2.77%	3.67%	2.22%

(c)Stock options
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	8,514,381	$4.89	8.32	$—
Options granted	260,500	$0.70
Options exercised	—	$—
Options cancelled/forfeited	(4,138,321)	$5.07
Outstanding at June 30, 2023	4,636,560	$3.96	4.41	$11
Exercisable as of June 30, 2023	3,534,712	$4.51	3.01	$—
There were no exercises of options during the six months ended June 30, 2023. During the six months ended June 30, 2022, 36,500 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and June 30, 2022 was $0.51 and $1.47 per share, respectively.
(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	378,500	$4.22
Restricted stock units granted	—	$—
Restricted stock units vested	(180,000)	$4.18
Restricted stock units forfeited	(152,250)	$4.15
Non-vested at June 30, 2023	46,250	$4.59

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
As of June 30, 2023 and December 31, 2022, employee contributions included in accounts payable and accrued liabilities in the accompanying condensed balance sheet were immaterial.
7. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outstanding stock options	4,636,560	7,638,393	4,636,560	7,638,393
Restricted stock units	46,250	603,000	46,250	603,000
Shares issuable under 2020 ESPP	7,459	76,872	7,459	76,872
	4,690,269	8,318,265	4,690,269	8,318,265

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
In connection with the November 2022 Reduction, the Company expects to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the six months ended June 30, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the third quarter of 2023.
March workforce reduction
On March 6, 2023, the Company's Board of Directors approved a reduction in force of the Company's workforce by approximately 70% in connection with a re-prioritization of the Company’s focus on seeking strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").
In connection with the March 2023 Restructuring Plan, the Company expects to incur additional aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, all of which was incurred during the six months ended June 30, 2023. Of the $1.8 million of restructuring charges incurred during the six months ended June 30, 2023, $0.6 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.

A summary of the accrued liabilities activity recorded in connection with the November 2022 Reduction and March 2023 Restructuring Plan for the six months ended June 30, 2023 is as follows (in thousands):

	Accrued at December 31, 2022	Charges	Amounts Paid	Accrued at June 30, 2023
Employee severance, benefits, and related costs
November 2022 Reduction	$1,041	$327	$(1,058)	$310
March 2023 Restructuring Plan	$—	$1,782	$(1,218)	$564
Total	$1,041	$2,109	$(2,276)	$874
Impairment charges
As a result of the March 2023 Restructuring Plan, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. In the first quarter of 2023, the Company tested the recoverability of its asset groups for property and equipment using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the eventual disposition of its long-lived assets were less than the carrying value of the asset groups. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value and recorded an impairment charge of $3.4 million. The fair value of the asset group reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset group which represents a Level 3 fair value measurement. During the three months ended June 30, 2023, the Company sold property and equipment previously assessed for impairment with a carrying value of $1.8 million, for a $0.2 million gain on sale, net. Of this total gain, $0.3 million of gain on sale is included in research and development expenses and a $0.1 million loss on sale included in general and administrative expenses in the condensed statement of operations and comprehensive income (loss).
9. Subsequent Events
Merger Agreement
On July 17, 2023, the Company, Merger Sub, and Neurogene entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Neurogene, with Neurogene continuing as a wholly owned subsidiary of Neoleukin and the surviving corporation of the merger (the “Merger”). The Merger is expected to close in the fourth quarter of 2023, subject to approval by the Company's and Neurogene's stockholders, the effectiveness of a registration statement to be filed with the SEC to register the securities to be issued in connection with the Merger, and the satisfaction of customary closing conditions.
Holders of common stock of Neoleukin and pre-funded warrants exercisable for common stock of Neoleukin immediately prior to the Merger will be issued a contingent value right ("CVR"), at the closing of the Merger that will entitle them to receive payments in cash or shares of the surviving company (at the surviving company's election) through June 30, 2029 in the event that (a) certain legacy assets of Neoleukin are sold prior to or in the first year following the closing of the Merger, (b) there is a reduction of any lease obligations of Neoleukin, net of certain costs, and (c) the Company receives any amounts from the State of Washington in connection with a sales tax refund being submitted to the State of Washington. Holders of options to purchase stock of Neoleukin at the time of the closing who later exercise those options shall also be entitled to receive one CVR per share issued on exercise of such option, provided, however, that no payments of prior amounts paid to the holders of the CVRs shall be owing to such option holder upon exercise.

The Merger Agreement contains certain termination rights of each of Neoleukin and Neurogene. Upon termination of the Merger Agreement under specified circumstances, Neoleukin may be required to pay Neurogene a termination fee of $3.0 million and/or reimburse Neurogene’s expenses up to a maximum of $1.0 million, and Neurogene may be required to pay Neoleukin a termination fee of $12.0 million and/or reimburse Neoleukin's expenses up to a maximum of $1.0 million.
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
Overview
We have historically been a biopharmaceutical company focused on creating next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. We developed sophisticated computational methods to design proteins that demonstrate specific pharmaceutical properties that provide potentially superior therapeutic benefit over native proteins. Based on decisions made by the Company's Board of Directors in November 2022 and March 2023, the Company has restructured operations to significantly reduce its workforce, discontinue development of NL-201, a de novo protein that was in Phase 1 clinical trial for the treatment of cancer, and suspended all research and development activities in order to conserve capital and focus on other strategic alternatives for the Company.
Merger Agreement
On July 17, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Neoleukin (“Merger Sub”), and Neurogene Inc., a Delaware corporation (“Neurogene”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including the approval of certain matters by the stockholders of each of Neoleukin and Neurogene, Merger Sub will merge with and into Neurogene, with Neurogene continuing as a wholly owned subsidiary of our Company and the surviving corporation of the merger (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger: (a) each then-outstanding share of Neurogene capital stock (including shares of Neurogene common stock, shares of Neurogene preferred stock, and shares of Neurogene common stock issued in a concurrent financing transaction) will be converted into the right to receive a number of shares of our common stock or pre-funded warrants entitling the holder thereof to purchase shares of our common stock, as elected by the Neurogene stockholder and calculated in accordance with the Merger Agreement; (b) each then-outstanding pre-funded warrant to purchase shares of Neurogene common stock issued by Neurogene shall be converted into and become exchangeable for a pre-funded warrant entitling the holder thereof to purchase shares of our common stock, subject to adjustment as set forth in the Merger Agreement; (c) each then-outstanding option to purchase Neurogene common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement; and (d) each then-outstanding Neurogene restricted stock unit will be assumed by us, subject to adjustment as set forth in the Merger Agreement. Under the terms of the Merger Agreement, prior to the closing of the Merger, our Board of Directors (the “Board”) will take actions to (i) accelerate the vesting of each then-outstanding option to purchase our common stock with an exercise price below $3.78 per share that is held by a current employee, director or consultant of us as of immediately prior to the closing of the Merger, or who ceases to be a current employee, director or consultant of us as of immediately prior to the closing of the Merger, subject to the terms and conditions set forth in the Merger Agreement, (ii) accelerate the vesting of any of our unvested, time-based restricted stock units and (iii) deliver to the holders of such restricted stock units a number of shares of our common stock equal to the number of vested and unsettled shares underlying such restricted stock units, in each case, in accordance with the terms of the Merger Agreement.
Under the terms of the Merger Agreement, upon the closing of the Merger, on a pro forma basis and based upon the number of shares of our common stock expected to be issued in the Merger, pre-Merger Neurogene stockholders will own approximately 84% of the combined company and our pre-Merger stockholders will own approximately 16% of the combined company, in each case, on an as-converted basis to reflect the exercise of any pre-funded warrants, subject to change based on our net cash at closing of the Merger.
Concurrently with the execution of the Merger Agreement, we entered into support agreements (the "Support Agreements") with certain of our stockholders (the "Supporting Stockholders"), who in the aggregate own approximately 21% of our common stock, pursuant to which such Supporting Stockholders have agreed, among other things, in favor of certain matters related to the Merger and against any alternative acquisition proposals.
Additionally, in connection with the execution of the Merger Agreement, we entered into a letter agreement with Baker Bros. Advisors LP ("BBA"), pursuant to which the parties agreed to provide BBA with certain rights to (i) nominate one person for election as a director of the Company, provided that BBA owns at least 12.5% of our then-outstanding voting common stock and (ii) enter into a Registration Rights Agreement with any BBA entity who may be deemed an "affiliate" of the Company (collectively, the "Baker Entities").
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
As a result of the restructuring plan approved by our Board, on November 12, 2022 in connection with our decision to discontinue development of NL-201, we reduced our workforce by approximately 40%. In connection with the decision to focus on strategic alternatives, the Board adopted a second restructuring plan on March 6, 2023, further reducing our workforce by approximately 70% of our remaining employees. These restructurings were completed by the end of the second quarter of 2023.

Finances
Assuming the completion of the Merger, we will need to raise substantial additional capital to support the continuing operations and pursue the growth strategy of the combined company. Until such time as we can generate significant revenue from product sales, if ever, we plan to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. There are no assurances that we will be successful in obtaining an adequate level of financing as and when needed to finance our operations on terms acceptable to us or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to secure adequate additional funding, we may have to significantly delay, scale back, or discontinue the development and commercialization of one or more product candidates, reduce our early stage research projects, reduce the size of our team, or delay our pursuit of potential in‑licenses or acquisitions. If we are not able to complete the Merger, we would expect our Board of Directors to consider exploring other strategic alternatives, which may include a sale, merger, divestiture of assets, licensing or winding down and dissolution.
Based on our current business plans, even if we are not able to complete the Merger, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our planned operations through at least 12 months following the filing date of this Form 10-Q.
Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$(426)	$10,956	$(11,382)	(104)%	$7,263	$21,656	$(14,393)	(66)%
General and administrative	3,492	4,915	(1,423)	(29)%	7,519	9,580	(2,061)	(22)%
Impairment on property and equipment	—	—	—	—%	3,418	—	3,418	100%
Total operating expenses	$3,066	$15,871	$(12,805)	(81)%	$18,200	$31,236	$(13,036)	(42)%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations, or CROs, manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation, severance expenses and travel expenses), facility-related costs, and laboratory-related costs.
For the three months ended June 30, 2023, research and development expenses were $(0.4) million, compared to $11.0 million for the three months ended June 30, 2022. The decrease in research and development expenses during the three months ended June 30, 2023 is primarily due to lower personnel costs as well as lower facility lease expense due to such expense being captured in general and administrative expenses as a result of the decision in March 2023 to suspend our research and development activities. The decrease in the three months ended June 30, 2023 is also due to credits recorded in conjunction with the reconciliation of clinical trial activity by the CRO as part of the wind-down of our NL-201 clinical trial and a gain recognized on the sale of lab equipment.
For the six months ended June 30, 2023, research and development expenses were $7.3 million, compared to $21.7 million for the six months ended June 30, 2022. The decrease in research and development expenses during the six months ended June 30, 2023 is primarily due to decreases in personnel-related costs, NL-201 clinical costs, preclinical costs, and lab supplies expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation, severance expenses, and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three months ended June 30, 2023, general and administrative expenses were $3.5 million, compared to $4.9 million for the three months ended June 30, 2022. The decrease in general and administrative expenses during the three months ended June 30, 2023 was primarily due to a decrease in personnel-related costs. The decrease is partially offset by increases in legal expenses associated with our focus on strategic alternatives and increases in facility lease expenses due to such expense being captured in general and administrative expenses as a result of the decision in March 2023 to suspend our research and development activities.
For the six months ended June 30, 2023, general and administrative expenses were $7.5 million, compared to $9.6 million for the six months ended June 30, 2022. The decrease in general and administrative expenses during the six months ended June 30, 2023 was primarily due to decreases in personnel-related costs. The decrease is partially offset by increases in legal expenses associated with our focus on strategic alternatives and increases in facility lease expenses due to such expense being captured in general and administrative expenses beginning in the second quarter of 2023 as a result of the decision in March 2023 to suspend our research and development activities.
Impairment on Property and Equipment
In connection with the March 2023 Restructuring Plan, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. We recorded an impairment charge on our property and equipment of $3.4 million for the six months ended June 30, 2023. No impairment charges were recorded during the three and six months ended June 30, 2022.
Workforce Reductions
On November 14, 2022, we announced a corporate restructuring as a result of the strategic decision to discontinue further development of NL-201. In conjunction with this decision, our Board of Directors approved a restructuring plan that included a reduction of approximately 40% of our workforce (the "November 2022 Reduction").
In connection with the November 2022 Reduction, we expect to incur aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the six months ended June 30, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). We expect to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the third quarter of 2023.
On March 6, 2023, our Board of Directors approved a reduction in force of our workforce by approximately 70% and a re-prioritization of our focus to seek strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").
In connection with the March 2023 Restructuring Plan, we expect to incur additional aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, all of which was incurred during the six months ended June 30, 2023. Of the $1.8 million of restructuring charges incurred during the six months ended June 30, 2023, $0.6 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). We expect to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.

Interest Income
Interest income during the three months ended June 30, 2023 was $1.0 million as compared to $0.2 million during the three months ended June 30, 2022. Interest income during the six months ended June 30, 2023 was $1.9 million as compared to $0.2 million during the six months ended June 30, 2022. The increase during the three and six months ended June 30, 2023 is due to broad increases in the interest rate environment resulting in higher interest earned on our money market fund investments. Additionally, the increase is due to purchases of U.S. treasury securities beginning in the second quarter of 2022, which yield a higher rate of interest than investments in money market funds.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $17.1 million and $25.4 million of cash flows during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $467.3 million, working capital of $78.9 million, and cash, cash equivalents, and short-term investments of $82.1 million.
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
Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(17,082)	$(25,385)
Investing activities	10,295	(39,751)
Financing activities	(360)	195
Net change in cash, cash equivalents, and restricted cash	$(7,147)	$(64,941)

Net cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2023 and June 30, 2022 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the six months ended June 30, 2023, a net loss of $16.3 million was adjusted for non-cash items including impairment on property and equipment of $3.4 million, stock-based compensation expense of $1.5 million, accretion of premiums on available-for-sale securities (net of amortization of discounts) of $1.2 million and a net decrease of $5.5 million due to changes in operating assets and liabilities. For the six months ended June 30, 2022, a net loss of $31.0 million was adjusted for non-cash items including stock-based compensation expense of $4.8 million and a net decrease of $0.5 million due to changes in operating assets and liabilities.

Net cash used in investing activities
For the six months ended June 30, 2023, cash provided by investing activities consisted primarily of proceeds from the maturities of our available-for-sale securities of $64.0 million and from the sale of property and equipment of $2.1 million, partially offset by purchases of available-for-sale securities of $55.3 million. For the six months ended June 30, 2022, cash used in investing activities consisted primarily of purchases of available-for-sale securities of $39.1 million and laboratory equipment of $0.7 million.
Net cash provided by financing activities
For the six months ended June 30, 2023 net cash used in financing activities consisted of payments on our finance lease obligations. For the six months ended June 30, 2022, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of common stock under our 2020 Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of June 30, 2023, we had approximately $82.1 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements through at least 12 months following the filing date of this Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
•our ability to complete the Merger;
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

Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our significant accounting policies during the three and six months ended June 30, 2023.
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
Based on management’s evaluation, our principal executive and our principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Summary of Risk Factors
An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:
•The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
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
Risks Related to the Pending Transaction with Neurogene
The completion of the Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.
On July 17, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Project North Merger Sub, our wholly owned subsidiary (“Merger Sub”), and Neurogene, Inc. (“Neurogene”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Neurogene will merge with and into Merger Sub, with Neurogene continuing as our wholly owned subsidiary and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the IRC. The Merger Agreement is subject to customary closing conditions and is anticipated to close in the fourth quarter of 2023, assuming satisfaction or waiver of all of the conditions of the Merger.
We cannot predict whether and when the conditions to the Merger will be satisfied, including but not limited to the requirement that our stockholders approve the issuance of adequate shares to complete the Merger and effect a change of control pursuant to certain approval requirements of the Nasdaq Capital Market as well as approval of one or both of certain proposals to be submitted to our stockholders to effect a reverse split of our outstanding stock and to increase the number of authorized shares of our common stock to allow for the issuance of an adequate number of shares to complete the Merger. If one or more of these conditions are not satisfied, and as a result, we do not complete the Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Merger. Certain costs associated with the Merger have already been incurred or may be payable even if the Merger is not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Merger.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger, and restricts us from taking certain actions with respect to our business and financial affairs without Neurogene’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results and financial condition.
The price of our common stock may also fluctuate significantly based on announcements by Neurogene, other third parties, or us regarding the Merger or based on market perceptions of the likelihood of the satisfaction of the conditions to the consummation of the Merger. Such announcements may lead to perceptions in the market that the Merger may not be completed, which could cause our share price to fluctuate or decline.
If we do not consummate the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common stock.
The Merger will involve substantial costs and will require substantial management resources.
In connection with the consummation of the Merger, management and financial resources have been diverted and will continue to be diverted towards the completion of the Merger. We expect to incur substantial costs and expenses relating to, as well as the direction of management resources towards, the Merger. Such costs, fees and expenses include fees and expenses payable to financial advisors, other professional fees and expenses, fees and costs relating to regulatory filings and filing with the SEC and notices and other transaction-related costs, fees and expenses. Further, if the Merger Agreement is terminated by us under specified circumstances, we will be required to pay Neurogene a termination fee of $3.0 million and/or reimburse Neurogene’s expenses up to a maximum of $1.0 million. If the Merger is not completed, we will have incurred substantial expenses and expended substantial management resources for which we will have received little or no benefit if the closing of the Merger does not occur.
Stockholder litigation could prevent or delay the consummation of the Merger or otherwise negatively impact our business, operating results and financial condition.
We may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the Merger. These lawsuits or other future litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers.
Furthermore, one of the conditions to the consummation of the Merger is the absence of any governmental order or law preventing the consummation of the Merger or making the consummation of the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

The exchange ratio will not change or otherwise be adjusted based on the market price of our common stock as the exchange ratio depends on our net cash at the closing and not the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.
At the effective time of the Merger, as set forth in the Merger Agreement, outstanding shares of Neurogene’s capital stock will be converted into shares of our common stock or pre-funded warrants to purchase our common stock, and outstanding pre-funded warrants to purchase Neurogene capital stock will be converted into pre-funded warrants to purchase shares of our common stock. Applying the exchange ratio, the former Neurogene stockholders and warrant holders immediately before the Merger, including securities purchased in the financing that is expected to close immediately before the effective time of the Merger, are expected to own approximately 84% of the combined company and our stockholders and holders of Neoleukin pre-funded warrants immediately before the Merger are expected to own approximately 16% of the combined company, subject to certain assumptions, including the amount of net cash held by us at closing. In the event our net cash is lower than our current projections, the exchange ratio will be adjusted such that the number of shares issued to Neurogene’s pre-closing stockholders and warrant holders will be increased, and our stockholders and warrant holders will own a smaller percentage of the combined company following the Merger. Our net cash may be impacted based on the amount of time required to complete the preconditions to the Merger, fluctuations in our expenses between now and closing, and unexpected expenses, among other factors. Any changes in the market price of our stock before the completion of the Merger will not affect the number of shares Neurogene stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Neurogene stockholders could receive Merger consideration with substantially more value for their ownership in Neurogene than the parties had negotiated when they established the exchange ratio. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Neurogene stockholders could receive merger consideration with substantially lower value. While the Merger Agreement can be terminated in the event our net cash falls below $60.0 million, the Merger Agreement does not include a price-based termination right. Moreover, in the event our net cash is below $66.0 million, the exchange ratio will be adjusted such that the number of shares issued (or reserved for issuance in the case of the pre-funded warrants) to Neurogene's pre-Merger stockholders will be increased and our stockholders and warrant holders will own a smaller percentage of the combined company following the Merger.
There is no assurance that we will be able to recognize substantial value for the legacy assets of Neoleukin or avoid future costs under our lease obligations which may result in no additional value received under the Contingent Value Rights Agreement for legacy Neoleukin stockholders.
At the effective time of the Merger, each stockholder or holder of pre-funded warrants of Neoleukin immediately prior to the Merger will receive a contingent value right ("CVR"), giving such holders the right to receive a proportionate share of, among other things, any amounts that the Company may receive in payment from third parties through June 30, 2029 in connection with the disposition of the legacy assets of Neoleukin prior to or in the first year following the closing of the Merger, any amounts of future lease obligations avoided through a sublease, assignment or termination of our existing lease obligations, in some cases net of certain costs, and any amounts that our pre-Merger stockholders may receive in connection with sales and use tax refunds from the State of Washington. There can be no assurance that we will be able to recognize any significant value through a sale or licensing of our legacy assets, recoupment of the aforementioned tax refund, or that we will be able to avoid a significant amount of our future lease obligations, in which case the holders of the CVRs may not receive any additional value in the Merger transaction for their shares or pre-funded warrants.

Some of our directors and executive officers have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.
Our directors and executive officers may have interests in the Merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. Two members of our Board will continue as directors of the combined company after the effective time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company. In addition, certain of our directors are affiliated with investment funds which hold an interest in Neurogene and are participating in the Neurogene pre-closing financing. Further, certain current members of Neurogene’s board of directors will continue as directors of the combined company after the effective time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time. Our Board was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our and Neurogene’s stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the Merger.
If the Merger is not completed, our stock price may decline significantly.
The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:
•the loss of key employees;
•future sales of its common stock;
•general and industry-specific economic conditions that may affect its research and development expenditures;
•the failure to meet industry analyst expectations; and
•period-to-period fluctuations in financial results.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.
After the completion of the Merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the Merger. Immediately after the consummation of the Merger, our stockholders and warrant holders as of immediately prior to the Merger are expected to own approximately 16% of the outstanding shares of the combined company (including shares reserved for issuance under Neoleukin's exisitng pre-funded warrants); former Neurogene stockholders, including shares to be issued as well as shares reserved for issuance on exercise of the pre-funded warrants purchased in the Neurogene financing, are expected to own approximately 84% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, Neoleukin’s net cash as of closing being at approximately $66.0 million. The Chief Executive Officer and the President of Neurogene, respectively, will serve as the Chief Executive Officer and the President of the combined company following the completion of the Merger. During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects. Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. Further, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party including a merger, sale of assets or other business combination, subject to specified exceptions. In addition, a termination of the Merger Agreement by us to pursue an alternative strategic reaction would require us to pay a fee of $3.0 million plus certain fees incurred by Neurogene in pursuing a transaction with us, up to $1.0 million. An alternative transaction to the Merger could be favorable to our stockholders, but may not be available to us due to these restrictive covenants and termination fees.
If the Merger Agreement is terminated and the board of directors of Neurogene determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with yielding comparable or greater benefits.
Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Neurogene a termination fee of $3.0 million, plus up to $1.0 million in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to us or our respective stockholders, and may cause our Board to be less inclined to recommend a competing proposal.
The tax treatment of the CVRs is uncertain.
We intend to treat the issuance of CVRs to the persons who prior to completion of the Merger were our stockholders as a distribution of property with respect to our equity. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of contingent value rights with characteristics similar to the CVRs. Therefore, it is possible that the issuance of the CVRs may be treated as a distribution of equity with respect to our stock, as an “open transaction,” or as a “debt instrument” for U.S. federal income tax purposes, and such questions are inherently factual in nature.

If we complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.
On July 17, 2023, Neurogene entered into subscription agreements with certain investors, including existing investors of Neurogene, pursuant to which the investors agreed to purchase, in the aggregate, $95.0 million in shares of common stock and pre-funded warrants of Neurogene immediately prior to the closing of the Merger, referred to as the Neurogene pre-closing financing. The closing of the Neurogene pre-closing financing is conditioned upon the satisfaction or waiver of the conditions to the closing of the Merger as well as certain other conditions. The shares of Neurogene common stock and pre-funded warrants issued in the Neurogene pre-closing financing will result in dilution to all stockholders of the combined company (i.e., both our pre-Merger stockholders and former Neurogene stockholders).
Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all stockholders of the combined company, including our pre-Merger stockholders and Neurogene’s former stockholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.
Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Neurogene common stock issued in the Neurogene pre-closing financing.
If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The following risk factors do not take into account the proposed Merger and assume that we remain a stand-alone company except as otherwise noted.
Risks Related to Strategic Process and Potential Strategic Transaction
We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.
In November 2022, we made the strategic decision to wind down our clinical trial of NL-201, a de novo protein designed to mimic the therapeutic activity of the cytokines interleukin-2, or IL-2, and interleukin-15, or IL-15, for the potential treatment of various types of cancer. In connection with that decision, our Board of Directors, or Board, approved a reduction in our workforce designed to reduce our operating expenses to increase our cash runway. In March 2023, based on the challenging capital markets and resources required to bring our earlier stage programs forward to a point of potential viability, the Board approved a plan to significantly reduce the remainder of our workforce while we undertake a comprehensive assessment of strategic options to maximize stockholder value. These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. While we have entered into a Merger Agreement as of July 17, 2023, there can be no assurance that we will be able to successfully consummate that transaction or any other strategic transaction. If we are unable to complete the proposed Merger, any additional process required to further evaluate strategic options may be very costly, time-consuming and complex and we may incur significant costs related to any such continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders. In addition, we may not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction.
In the event we are not successful at completing the Merger, there can be no assurances that any other particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of our potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.
We may not realize any additional value in a strategic transaction.
The market capitalization of our company is below the value of our current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including NL-201 and our de novo protein design methodology. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company, including the Merger, may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.
If we are successful in completing the Merger, we may be exposed to other operational and financial risks.
There can be no assurance that the Merger will be successfully completed, and the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction has required and, if the Merger is not completed, will continue to require significant time on the part of our management, and the diversion of management’s attention may disrupt our orderly operation of our company.
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
There can be no assurance that the Merger will be completed and, if the Merger is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
Our ability to consummate a strategic transaction, including the Merger, depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In March 2023, we implemented a further reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic options as well as business operations.
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
The development of biopharmaceutical product candidates is capital-intensive. As of June 30, 2023, we had approximately $82.1 million in cash, cash equivalents, and short-term investments. We have spent a significant amount of money on our operations to date, including research and development, preclinical and clinical studies. We will continue to incur costs related to the discontinued development of NL-201 and suspension of our research and development activities. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months following the filing date of this Form 10-Q. However, our current operating plan does not contemplate the resumption of research and development activities or the commencement of any clinical trials, and we do not expect to be able to fully support our operations based on the assumptions of that operating plan. We announced in March 2023 that we suspended our research and development operations to focus on reviewing strategic alternatives, and on July 17, 2023, we signed the Merger Agreement with Neurogene, which is intended to improve value for our stockholders. While we expect to have adequate capital to fund our operations through this process, our future capital requirements and the period during which we expect to complete this strategic process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. In addition, even if we are successful in completing the Merger, we may still need to raise additional funds for any research and development or clinical programs we may pursue in the future. Our monthly spending levels may vary, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have suspended our research and development activities while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•our ability to complete a strategic transaction such as the Merger in a timely manner and on acceptable terms;
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, all of our product candidates are in early stages of research and development and we have suspended our research and development activities for the near term while we focus on evaluating strategic alternatives. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the six months ended June 30, 2023 and June 30, 2022, we reported net losses of $16.3 million and $31.0 million, respectively. As of June 30, 2023, we had an accumulated deficit since our inception as Aquinox of $467.3 million.
While we have taken measures to reduce our expenses in the near term, we continue to incur significant expenses related to our ongoing operations, including expenses relating to the wind down of our clinical program for NL-201 and expenses related to our ongoing corporate restructuring, and are not currently moving any of our existing product candidates toward commercialization. We therefore expect to continue to have operating losses for the foreseeable future. If we are able to complete the Merger, we expect to resume research and development activities, relating to Neurogene's assets and development plan. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we are unable to bring any of our product candidates or future product candidates through full clinical trials for any reason, or if such product candidates or future product candidates do not gain regulatory approval, or if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The price of our common stock does not meet the requirements for continued listing on Nasdaq. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
The continued listing standards of the Nasdaq Stock Market, or Nasdaq, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. On October 26, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until April 24, 2023, to regain compliance with the bid price requirement. In April 2023, we applied for and were granted an additional 180 day compliance period, until October 20, 2023. In connection with our application for that additional grace period, we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market effective April 27, 2023 and provided written notice to Nasdaq of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. At our annual meeting of stockholders held on June 8, 2023, our stockholders approved a proposal to implement a reverse stock split of our common stock in a ratio that is between 1-for-2 shares to 1-for-5 shares, with the final determination on the magnitude and timing of such a reverse split to be made by our Board. To date, our Board has not taken further action with respect to implementing a reverse stock split. In order to regain compliance, the bid price of our common stock must close at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we do implement a reverse stock split to increase the per share trading price of our common stock, we cannot assure you that the per share trading price of our common stock after such reverse stock split will remain about $1.00 per share. Some stockholders may view a reverse stock split negatively. In addition, the per share trading price of our common stock may decrease due to factors unrelated to a reverse stock split, including investor sentiment about the proposed merger with Neurogene as well as our future performance. If we implement a reverse stock split and the per share trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater. The liquidity of our common stock may also be negatively impacted by a reverse stock split, as there will be fewer shares of our common stock outstanding after a reverse stock split. Moreover, if the per share market price of our common stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then the value of our Company, as measured by our market capitalization, will be reduced. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following such a reverse stock split.
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
Our business is heavily dependent on our ability to obtain regulatory approval of, and then successfully launch and commercialize, our product candidates. Following a corporate reorganization approved by our Board of Directors in March 2023, we have suspended all research and development activities at the present time to focus on a review of strategic alternatives. Our ability to generate commercial product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of any product candidates we may develop in the future if we are able to resume research and development or acquire or in-licenses other product candidates. If we are able to bring any of our product candidates to clinical trial, they may not be successful in those trials or, even if they are, they may not receive regulatory approval in a timely manner, or at all. Regulatory agencies, such as an FDA Advisory Committee or similar authority, may recommend non-approval or place restrictions on approval, which may also increase costs and delay commercialization. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, and the review process. For example, the Oncology Center of Excellence within the FDA has advanced Project Optimus, which is an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which maximizes not only the efficacy of a drug but the safety and tolerability as well. This may require sponsors to spend additional time and resources to further explore a product candidate’s dose-response relationship to facilitate optimum dose selection. Other recent Oncology Center of Excellence initiatives include Project FrontRunner, a framework for identifying candidate drugs for initial clinical development in the earlier lines of therapies rather than only after exhausting available treatment options. We are considering these policy changes as they relate to our programs.
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
As of June 30, 2023, we had seven full-time employees, after taking into account a further corporate restructuring that we announced in March 2023, that reduced our headcount by approximately 70% of the workforce in place at that time and which was completed prior to June 30, 2023. We have also announced a shift to focusing on strategic alternatives for the Company and a suspension of our research and development programs in connection with that restructuring. If we are successful in completing a strategic transaction in the future, we expect that we will need to invest in additional growth for the Company, which may include potentially expanding our development and regulatory capabilities, contracting with other organizations to provide manufacturing and other capabilities for us, and managing additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to prepare for future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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

Although we devote resources to protect our information systems, we realize that cyberattacks resulting in a security incident are a threat, and there can be no assurance of our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to the Company, or would have a material adverse effect on our results of operations and financial condition. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. The COVID-19 pandemic generally increased the attack surface available to criminals, as more companies and individuals, including many of our service providers, work online and work remotely, and as such, the risk of a cybersecurity incident potentially occurring, and our investment in risk mitigations against such an incident, is increasing.
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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 10,536,092 shares of our common stock held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. On July 17, 2023, we entered into a Letter Agreement with Baker Bros Advisory, L.P. pursuant to which we have agreed to enter into a new registration rights agreement if requested by any Baker Entities in the future, which agreement would replace the existing registration rights agreement.
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

2.1
Agreement and Plan of Merger, dated as of July 17, 2023, by and among Neoleukin Therapeutics, Inc., Project North Merger Sub, Inc. and Neurogene Inc.—Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

10.1	Form of Contingent Value Rights Agreement—Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

10.2	Form of Neurogene Support Agreement—Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

10.3	Form of Neoleukin Support Agreement—Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

10.4	Form of Lock-Up Agreement—Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

10.5
Letter Agreement, dated July 17, 2023, by and between Neoleukin Therapeutics, Inc. and Baker Bros. Advisors LP—Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023.

31.1	Certification of Interim Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a).

31.2	Certification of Interim Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a).

32.1#	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neoleukin Therapeutics, Inc.
(Registrant)

Date: August 10, 2023	/s/ Donna M. Cochener
Donna M. Cochener Interim Chief Executive Officer (Principal Executive Officer)

Neoleukin Therapeutics, Inc.
(Registrant)

Date: August 10, 2023	/s/ Sean Smith
Sean Smith Interim Chief Financial Officer (Principal Financial and Accounting Officer)