Form 10-Q
period 2023-09-30
Neoleukin Therapeutics, Inc.
filed 2023-11-14
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2023, there were 9,397,901 shares of the registrant’s common stock outstanding.

NEOLEUKIN THERAPEUTICS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2023
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

PART I. FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
NEOLEUKIN THERAPEUTICS, INC.
Condensed Balance Sheets
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$25,226	$37,887
Short-term investments	53,281	58,497
Other current assets	1,386	2,750
Total current assets	79,893	99,134

Property and equipment, net	484	6,163
Operating lease right-of-use assets	8,685	9,715
Other non-current assets	524	936
Total assets	$89,586	$115,948

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,658	$9,547
Operating lease liabilities	1,550	1,375
Finance lease liabilities	4	140
Total current liabilities	5,212	11,062

Non-current operating lease liabilities	9,134	10,322
Non-current finance lease liabilities	5	233
Total liabilities	14,351	21,617

Stockholders’ equity
Common stock - $0.000001 par value - authorized, 20,000,000 as of September 30, 2023 and December 31, 2022; issued and outstanding, 8,805,284 as of September 30, 2023 and 8,529,668 as of December 31, 2022	—	—
Preferred stock - $0.000001 par value - authorized, 5,000,000 as of September 30, 2023 and December 31, 2022; issued and outstanding, 0 as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	547,105	545,407
Accumulated other comprehensive income (loss)	—	(21)
Accumulated deficit	(471,870)	(451,055)
Total stockholders’ equity	75,235	94,331
Total liabilities and stockholders’ equity	$89,586	$115,948
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In thousands of U.S. dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$617	$9,471	$7,880	$31,128
General and administrative	4,952	4,138	12,470	13,718
Impairment of property and equipment	—	—	3,418	—
Total operating expenses	5,569	13,609	23,768	44,846
Loss from operations	(5,569)	(13,609)	(23,768)	(44,846)
Interest income	1,043	559	2,968	766
Other income (loss), net	—	(22)	(15)	(32)
Net loss	$(4,526)	$(13,072)	$(20,815)	$(44,112)
Comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	13	(20)	21	(92)
Comprehensive loss	$(4,513)	$(13,092)	$(20,794)	$(44,204)

Net loss per share – basic and diluted	$(0.41)	$(1.18)	$(1.86)	$(3.99)
Basic and diluted weighted average common shares outstanding	11,101,440	11,050,207	11,218,710	11,039,964
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Cash Flows
(Unaudited)
(In thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(20,815)	$(44,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,694	6,789
Depreciation and amortization	483	1,193
Impairment of property and equipment	3,418	—
Impairment of operating lease right-of-use asset	146	—
Amortization of operating lease right-of-use assets	884	776
Amortization and accretion of premiums/discounts on available-for-sale securities	(1,880)	(105)
Loss (gain) on sale of property and equipment	(47)	108
Changes in operating assets and liabilities:
Other current assets and other non-current assets	1,384	(287)
Accounts payable and accrued liabilities	(5,605)	1,823
Operating lease liabilities	(1,013)	(859)
Net cash used in operating activities	(21,351)	(34,674)

Investing activities
Purchases of property and equipment	(551)	(1,006)
Proceeds from sale of property and equipment	2,115	—
Purchases of available-for-sale securities	(91,883)	(81,595)
Proceeds from maturities of available-for-sale securities	99,000	15,000
Net cash provided by (used in) investing activities	8,681	(67,601)

Financing activities
Proceeds from exercise of stock options	—	134
Payment on finance lease obligations	(365)	(54)
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	4	63
Net cash provided by (used in) financing activities	(361)	143

Net change in cash, cash equivalents, and restricted cash during the period	(13,031)	(102,132)
Cash, cash equivalents, and restricted cash, beginning of period	38,765	143,345

Cash, cash equivalents, and restricted cash, end of period	$25,734	$41,213

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment unpaid at period-end	$—	$28
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	8,529,668	$—	$545,407	$(21)	$(451,055)	$94,331
Shares issued upon vesting of restricted stock units	34,000	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	39	—	39
Stock-based compensation	—	—	1,191	—	—	1,191
Net loss	—	—	—	—	(14,204)	(14,204)
Balances, March 31, 2023	8,563,668	$—	$546,598	$18	$(465,259)	$81,357
Shares issued upon the exercise of pre-funded warrants	236,000	—	—	—	—	—
Issuance of shares under Employee Stock Purchase Plan	2,616	—	4	—	—	4
Shares issued upon vesting of restricted stock units	2,000	—	—	—	—	—
Stock-based compensation	—	—	331	—	—	331
Unrealized loss on available-for-sale securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(2,085)	(2,085)
Balances, June 30, 2023	8,804,284	$—	$546,933	$(13)	$(467,344)	$79,576
Shares issued upon vesting of restricted stock units	1,000	—	—	—	—	—
Stock-based compensation	—	—	172	—	—	172
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(4,526)	(4,526)
Balances, September 30, 2023	8,805,284	$—	$547,105	$—	$(471,870)	$75,235
The accompanying notes form an integral part of these condensed financial statements.

NEOLEUKIN THERAPEUTICS, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)
(In thousands of U.S. dollars, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Number	Amount	Capital	Income (loss)	Deficit	Equity
Balances, December 31, 2021	8,491,494	$—	$536,362	$—	$(393,498)	$142,864
Shares issued upon exercises of stock options	7,300	—	134	—	—	134
Stock-based compensation	—	—	2,446	—	—	2,446
Net loss	—	—	—	—	(15,351)	(15,351)
Balances, March 31, 2022	8,498,794	$—	$538,942	$—	$(408,849)	$130,093
Issuance of shares under Employee Stock Purchase Plan	15,176	—	63	—	—	63
Shares issued upon vesting of restricted stock units	2,000	—	—	—	—	—
Stock-based compensation	—	—	2,312	—	—	2,312
Unrealized loss on available-for-sale securities	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(15,688)	(15,688)
Balances, June 30, 2022	8,515,970	$—	$541,317	$(72)	$(424,537)	$116,708
Shares issued upon vesting of restricted stock units	2,950	—	—	—	—	—
Stock-based compensation	—	—	2,031	—	—	2,031
Unrealized loss on available-for-sale securities	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(13,072)	(13,072)
Balances, September 30, 2022	8,518,920	$—	$543,348	$(92)	$(437,609)	$105,647
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
On July 17, 2023, Neoleukin, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Neoleukin (“Merger Sub”), and Neurogene Inc., a privately held Delaware corporation (“Neurogene”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Neurogene, with Neurogene continuing as a wholly owned subsidiary of Neoleukin and the surviving corporation of the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "IRC"). The Merger Agreement is subject to customary closing conditions, including approval of certain matters by stockholders of each of Neoleukin and Neurogene, and is anticipated to close in the fourth quarter of 2023, assuming satisfaction or waiver of all of the conditions of the Merger. Upon closing the Merger, the Company expects to incur costs related to payments for post-employment separation benefits, retention bonuses, and to third party service providers which are not recorded in these financial statements.
If the Merger is completed, Neoleukin will change its name to Neurogene Inc., and the management of Neurogene would be expected to become the management of the surviving corporation.
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
In management’s opinion, the unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2023, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2023.
On September 25, 2023, as approved by the Company's stockholders on June 8, 2023, the Company effected a one-for-five reverse stock split of the authorized and outstanding common stock of the Company. As previously disclosed, the Company’s stockholders approved a proposal to authorize the Company’s Board of Directors to implement, at the Company’s Board of Directors’ discretion, a reverse stock split at a ratio not less than one-for-two and not greater than one-for-five, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors. The Company’s Board of Directors approved the reverse stock split at a ratio of one-for-five on August 30, 2023. No fractional shares were issued in connection with the reverse stock split. Stockholders who were otherwise entitled to receive fractional shares received a cash payment in lieu of such fractional shares. All share information in these condensed financial statements has been adjusted for this reverse stock split.

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
The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on management’s assessment, as a result of the corporate restructuring announced in March 2023, including the decision to suspend all research and development activities, there were indicators of impairment of certain property and equipment. In March 2023, the Company recorded $3.4 million in impairment charges. There were no additional indicators of impairment of property and equipment as of September 30, 2023 and none as of December 31, 2022.
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
The Company includes options to extend the lease in its lease liability and right-of-use asset when it is reasonably certain that it will exercise that option. None of the Company's options to extend the rental term of any of its existing leases were considered reasonably certain as of September 30, 2023.
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

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$24,711	$24,711	$—	$—
U.S. treasury securities	53,281	53,281	—	—
Total financial assets	$77,992	$77,992	$—	$—

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Financial assets
Money market funds	$33,767	$33,767	$—	$—
U.S. treasury securities	61,970	61,970	—	—
Total financial assets	$95,737	$95,737	$—	$—
(f)Investments
The Company’s short-term investments consist entirely of investments in U.S. treasury securities. These investments are classified as available-for-sale debt securities and are therefore reported at fair value in the condensed balance sheets. Unrealized gains and losses are included in accumulated other comprehensive income (loss). There were no realized gains or losses on investments for the three and nine months ended September 30, 2023 and 2022.
The Company assesses investments for impairment at each reporting period. An investment is considered impaired when the amortized cost basis exceeds the fair value. When this is the case, the Company assesses whether the impairment is credit-related or noncredit-related based on various factors. When an impairment, or a portion of an impairment, is considered credit-related, an allowance for credit losses is recorded. For the nine months ended September 30, 2023, the Company recognized no year-to-date credit losses and no allowance for credit losses is recorded as of September 30, 2023. The aggregate fair value of investments with unrealized losses as of September 30, 2023 is $22.8 million.
(g)Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding for the period, without consideration for common stock equivalents. Common stock equivalents are included in the calculation of diluted earnings per share only in periods of net income and are excluded in the calculation of diluted net loss per share in periods of net loss as their inclusion would be anti-dilutive. Outstanding pre-funded warrants as of September 30, 2023 and September 30, 2022 was 2,296,602 and 2,532,602, respectively. They are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.

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
3. Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments with an original contractual maturity or a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist of money market funds and U.S. treasury securities as of September 30, 2023 and December 31, 2022.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the condensed balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$25,226	$37,887
Restricted cash	508	878
Total cash, cash equivalents, and restricted cash	$25,734	$38,765
Restricted cash, included in other non-current assets in the condensed balance sheets, includes $0.5 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letter of credit related to its lease obligations.

4. Investments
The Company's investments consist of the following:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$24,711	$—	$—	$24,711
Short-term investments:
U.S. treasury securities - due within 1 year	53,281	3	(3)	53,281
Total	$77,992	$3	$(3)	$77,992

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$33,767	$—	$—	$33,767
U.S. treasury securities - due within 3 months	3,473	—	—	3,473
Short-term investments:
U.S. treasury securities - due within 1 year	58,518	6	(27)	58,497
Total	$95,758	$6	$(27)	$95,737
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
The Company has an operating lease agreement for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses (the "Eastlake Lease"). In March 2021, the Company executed an amendment to this lease pursuant to which the contractual lease term was extended through September 30, 2026 with the option to extend the lease for an additional 28-month term. In December 2022, the Company entered into an agreement to sublease this office and laboratory space in Seattle, Washington to an unrelated third party. Pursuant to the terms of the sublease, the Company is entitled to receive up to $0.5 million in base lease payments. The term of the sublease was through August 31, 2023, with an option by the sublessee to extend such term through November 30, 2023. As of September 30, 2023 the sublessee has extended the term through October 31, 2023.

In September 2023, the Company initiated a term sheet for a new sublease for the Eastlake Lease expected to begin in November 2023. As a result, the Company considered the sublease terms to be an indicator of impairment and tested the recoverability of this office and laboratory space using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the sublease of its operating lease right-of-use asset was less than the carrying value. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value and recorded an impairment charge of $0.1 million which is included in general and administrative expenses in the condensed statement of operations and comprehensive income (loss).
In October 2023, the Company entered into an agreement to sublease the Eastlake Lease to an unrelated third party. Pursuant to the terms of the sublease, the Company is entitled to receive approximately $1.6 million in lease payments. The term of the sublease will be from November 1, 2023 through September 30, 2026.
As of September 30, 2023, and December 31, 2022, the Company’s operating lease right-of-use assets were $8.7 million and $9.7 million, respectively. As of September 30, 2023, the Company’s finance lease right-of-use assets, included within property and equipment on the condensed balance sheets, were immaterial. As of December 31, 2022, the Company’s finance lease right-of-use assets were $0.5 million.
6. Equity
(a)Common stock and pre-funded warrants
On August 30, 2023, the Company's Board of Directors approved the reverse stock split at a ratio of one-for-five of the Company's authorized and outstanding shares of common stock, which became effective on September 25, 2023. All share information in these condensed financial statements has been adjusted for this reverse stock split.
The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.000001 as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the total number of shares of common stock issued and outstanding was 8,805,284 and 8,529,668, respectively.
As of September 30, 2023, the Company had pre-funded warrants outstanding to purchase an aggregate of 2,296,602 shares of common stock. The pre-funded warrants are exercisable at any time for an exercise price of $0.000005, except that the terms of the pre-funded warrants provide that such warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock (the "Exercise Cap"), subject to certain exceptions. However, any holder may increase or decrease the Exercise Cap to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. On July 18, 2023, the Company received notice from the holders of all of its outstanding pre-funded warrants to increase the Exercise Cap up to 19.99%, effective 61 days from the date of such notice. The holders of the pre-funded warrants will not have the right to vote on any matter except to the extent required by Delaware law.
During the second quarter of 2023, 236,000 shares of common stock were issued upon the exercise of pre-funded warrants. Proceeds of the exercise to the Company were immaterial.
On October 5, 2023 592,650 shares of common stock were issued upon the exercises of pre-funded warrants. Proceeds of the exercises to the Company were immaterial.
On November 4, 2021, the Company entered into an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company may offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The offer and sale of the shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus filed on December 11, 2020, and declared effective by the SEC on December 21, 2020, as supplemented by a prospectus supplement dated November 4, 2021. The Company has no obligation to sell any such shares under the Sales Agreement. Through September 30, 2023, no sales of common stock have been made pursuant to the Sales Agreement. As of March 20, 2023, the Company is subject to limitations on the amount of funds the Company can raise by selling shares of our common stock using our Form S-3, including sales under this ATM facility, to one-third of the aggregate market value of the shares of our common stock held by non-affiliates, or public float, due to the so-called "baby shelf" requirements set forth in the SEC general instructions of Form S-3. These restrictions will remain in place until such time as our public float exceeds $75 million.

(b)Stock-based compensation expense
Stock-based compensation expense is classified in the condensed statements of operations and comprehensive income (loss) as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$—	$973	$252	$3,288
General and administrative expenses	172	1,058	1,442	3,501
Total stock-based compensation expense	$172	$2,031	$1,694	$6,789
Total unrecognized compensation expense for all stock-based compensation plans was $1.0 million as of September 30, 2023. This expense is expected to be recognized over a weighted average remaining vesting period of 1.92 years. In accordance with the terms of the Merger Agreement, all stock options with an exercise price per share of less than $18.90 will vest immediately upon the closing of the Merger.
The fair values of stock options granted are estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected volatility	—	84.18%	86.77%	83.80%
Expected dividends	—	0%	0%	0%
Expected terms (years)	—	6.08	5.60	6.04
Risk free rate	—	2.83%	3.67%	2.63%
There were no stock options granted during the three months ended September 30, 2023.
(c)Stock options
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2022	1,702,833	$24.47	8.32	$—
Options granted	52,100	$3.52
Options exercised	—	$—
Options cancelled/forfeited	(859,867)	$27.06
Outstanding at September 30, 2023	895,066	$19.70	4.03	$4
Exercisable as of September 30, 2023	738,616	$21.90	3.04	$—
There were no exercises of options during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, 7,300 shares of common stock were issued upon exercise of options with an aggregate intrinsic value of $0.1 million. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and September 30, 2022 was $2.54 and $4.80 per share, respectively.

(d)Restricted stock units
A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	75,700	$21.09
Restricted stock units granted	—	$—
Restricted stock units vested	(37,000)	$21.95
Restricted stock units forfeited	(32,950)	$20.59
Non-vested at September 30, 2023	5,750	$18.45
(e)Employee stock purchase plan
The Company’s 2020 ESPP was adopted by the Company’s Board of Directors in March 2020 and approved by the Company’s stockholders in May 2020. A total of 151,987 shares of common stock have been reserved for issuance under the 2020 ESPP.
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
Under the terms of the Merger Agreement, the 2020 ESPP will be suspended and no new offering period will commence under the 2020 ESPP prior to the closing of the Merger. If any current offering period is still in effect upon the closing of the Merger, the last day of the offering period will be accelerated to a date before the closing of the Merger as determined by the Company's Board of Directors (or relevant committee thereof) in its discretion.
As of September 30, 2023 and December 31, 2022, employee contributions included in accounts payable and accrued liabilities in the accompanying condensed balance sheet were immaterial.
7. Net loss per share
The Company excluded the following potentially dilutive shares from diluted net loss per share as the effect would have been anti-dilutive for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	895,066	1,883,179	895,066	1,883,179
Restricted stock units	5,750	90,850	5,750	90,850
Shares issuable under 2020 ESPP	1,492	12,384	1,492	12,384
	902,308	1,986,413	902,308	1,986,413

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

In connection with the November 2022 Reduction, the Company incurred aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the nine months ended September 30, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the fourth quarter of 2023.
March workforce reduction
On March 6, 2023, the Company's Board of Directors approved a reduction in force of the Company's workforce by approximately 70% in connection with a re-prioritization of the Company’s focus on seeking strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").
In connection with the March 2023 Restructuring Plan, the Company incurred additional aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, all of which was incurred during the nine months ended September 30, 2023. Of the $1.8 million of restructuring charges incurred during the nine months ended September 30, 2023, $0.6 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). The Company expects to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.
A summary of the accrued liabilities activity recorded in connection with the November 2022 Reduction and March 2023 Restructuring Plan for the nine months ended September 30, 2023 is as follows (in thousands):

	Accrued at December 31, 2022	Charges	Amounts Paid	Accrued at September 30, 2023
Employee severance, benefits, and related costs
November 2022 Reduction	$1,041	$327	$(1,249)	$119
March 2023 Restructuring Plan	$—	$1,782	$(1,443)	$339
Total	$1,041	$2,109	$(2,692)	$458
Impairment charges
As a result of the March 2023 Restructuring Plan, the Company determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. In the first quarter of 2023, the Company tested the recoverability of its asset groups for property and equipment using entity-specific undiscounted cash flows. Based on these undiscounted cash flows, the Company concluded the undiscounted future cash flows expected to result from the eventual disposition of its long-lived assets were less than the carrying value of the asset groups. Therefore, the Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value and recorded an impairment charge of $3.4 million. The fair value of the asset group reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset group which represents a Level 3 fair value measurement. In the second quarter of 2023, the Company sold property and equipment previously assessed for impairment with a carrying value of $1.8 million, for a $0.2 million gain on sale, net. Of this total gain, $0.3 million of gain on sale is included in research and development expenses and a $0.1 million loss on sale included in general and administrative expenses in the condensed statement of operations and comprehensive income (loss).

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

Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger: (a) each then-outstanding share of Neurogene capital stock (including shares of Neurogene common stock, shares of Neurogene preferred stock, and shares of Neurogene common stock issued in a concurrent financing transaction) will be converted into the right to receive a number of shares of our common stock or pre-funded warrants entitling the holder thereof to purchase shares of our common stock, as elected by the Neurogene stockholder and calculated in accordance with the Merger Agreement; (b) each then-outstanding pre-funded warrant to purchase shares of Neurogene common stock issued by Neurogene shall be converted into and become exchangeable for a pre-funded warrant entitling the holder thereof to purchase shares of our common stock, subject to adjustment as set forth in the Merger Agreement; (c) each then-outstanding option to purchase Neurogene common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement; and (d) each then-outstanding Neurogene restricted stock unit will be assumed by us, subject to adjustment as set forth in the Merger Agreement. Under the terms of the Merger Agreement, prior to the closing of the Merger, our Board of Directors (the “Board”) will take actions to (i) accelerate the vesting of each then-outstanding option to purchase our common stock with an exercise price below $18.90 per share, after giving effect to the one-for-five reverse stock split effected September 25, 2023, that is held by a current employee, director or consultant of us as of immediately prior to the closing of the Merger, or who ceases to be a current employee, director or consultant of us as of immediately prior to the closing of the Merger, subject to the terms and conditions set forth in the Merger Agreement, (ii) accelerate the vesting of any of our unvested, time-based restricted stock units and (iii) deliver to the holders of such restricted stock units a number of shares of our common stock equal to the number of vested and unsettled shares underlying such restricted stock units, in each case, in accordance with the terms of the Merger Agreement.
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
Concurrently with the execution of the Merger Agreement, we entered into support agreements with certain of our stockholders (the "Supporting Stockholders"). As of the date of this filing, Supporting Stockholders own an aggregate of approximately 31% of our common stock, pursuant to which such Supporting Stockholders have agreed, among other things, to cast votes for all shares held or controlled by such Supporting Stockholders in favor of certain matters related to the Merger and against any alternative acquisition proposals.
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
Reverse Stock Split
On September 25, 2023, as approved by the Company's stockholders on June 8, 2023, the Company effected a one-for-five reverse stock split of the authorized and outstanding common stock of the Company. As previously disclosed, the Company’s stockholders approved a proposal to authorize the Company’s Board of Directors to implement, at the Company’s Board of Directors’ discretion, a reverse stock split at a ratio not less than one-for-two and not greater than one-for-five, with the exact ratio to be set within that range at the discretion of the Company’s Board of Directors. The Company’s Board of Directors approved the reverse stock split at a ratio of one-for-five on August 30, 2023. No fractional shares were issued in connection with the reverse stock split. Stockholders who were otherwise entitled to receive fractional shares received a cash payment in lieu of such fractional shares.
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
Results of Operations
Operating Expenses
The following table summarizes our operating expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Research and development	$617	$9,471	$(8,854)	(93)%	$7,880	$31,128	$(23,248)	(75)%
General and administrative	4,952	4,138	814	20%	12,470	13,718	(1,248)	(9)%
Impairment on property and equipment	—	—	—	—%	3,418	—	3,418	100%
Total operating expenses	$5,569	$13,609	$(8,040)	(59)%	$23,768	$44,846	$(21,078)	(47)%
Research and Development Expenses
Research and development expenses consist primarily of costs incurred under arrangements with third parties, such as contract research organizations, or CROs, manufacturing organizations, and consultants, personnel-related costs (including stock-based compensation, severance expenses and travel expenses), facility-related costs, and laboratory-related costs.
For the three months ended September 30, 2023, research and development expenses were $0.6 million, compared to $9.5 million for the three months ended September 30, 2022. The decrease in research and development expenses during the three months ended September 30, 2023 is primarily due to lower personnel costs, NL-201 clinical costs, preclinical costs, lab supplies expenses, and consulting fees as a result of the decision to discontinue development of NL-201 in November 2022 and the decision to suspend research and development activities and focus on strategic alternatives in March 2023.

For the nine months ended September 30, 2023, research and development expenses were $7.9 million, compared to $31.1 million for the nine months ended September 30, 2022. The decrease in research and development expenses during the nine months ended September 30, 2023 is primarily due to lower personnel costs, NL-201 clinical costs, preclinical costs, lab supplies expenses, and consulting fees as a result of the decision to discontinue development of NL-201 in November 2022 and the decision to suspend research and development activities and focus on strategic alternatives in March 2023. Additionally, the decrease is due in part to all facility expense being captured in general and administrative expenses beginning in the second quarter of 2023 after the decision to suspend research and development activities in March 2023.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs (including stock-based compensation, severance expenses, and travel expenses), facility-related costs, insurance, and professional fees for consulting, legal, and accounting services.
For the three months ended September 30, 2023, general and administrative expenses were $5.0 million, compared to $4.1 million for the three months ended September 30, 2022. The increase in general and administrative expenses during the three months ended September 30, 2023 was primarily due to increases in legal expenses and professional services fees associated with the proposed Merger, as well as an impairment charge on our Eastlake Lease operating lease right-of-use asset, triggered by a new sublease expected to begin in November 2023. The increase was partially offset by a decrease in personnel-related costs.
For the nine months ended September 30, 2023, general and administrative expenses were $12.5 million, compared to $13.7 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses during the nine months ended September 30, 2023 was primarily due to decreases in personnel-related costs, consulting fees, and other general and administrative costs as a result of the decision to discontinue development of NL-201 in November 2022 and the decision to suspend research and development activities and focus on strategic alternatives in March 2023. The decrease was partially offset by increases in legal expenses and professional services fees associated with the proposed Merger, as well as by increases in facility lease expenses due to all such expense being captured in general and administrative expenses beginning in the second quarter of 2023 after the decision to suspend research and development activities in March 2023.
Impairment on Property and Equipment
In connection with the March 2023 Restructuring Plan, we determined that sufficient indicators existed to trigger the performance of an interim long-lived asset impairment analysis as of March 31, 2023. We recorded an impairment charge on our property and equipment of $3.4 million for the nine months ended September 30, 2023. No impairment charges were recorded during the three and nine months ended September 30, 2022.
Workforce Reductions
On November 14, 2022, we announced a corporate restructuring as a result of the strategic decision to discontinue further development of NL-201. In conjunction with this decision, our Board of Directors approved a restructuring plan that included a reduction of approximately 40% of our workforce (the "November 2022 Reduction").
In connection with the November 2022 Reduction, we incurred aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.7 million, of which $1.4 million was recognized during the fourth quarter of 2022. The remaining $0.3 million was incurred during the nine months ended September 30, 2023, all of which is included in research and development expenses in the statement of operations and comprehensive income (loss). We expect to pay all remaining restructuring charges associated with the November 2022 Reduction by the end of the fourth quarter of 2023.
On March 6, 2023, our Board of Directors approved a reduction in force of our workforce by approximately 70% and a re-prioritization of our focus to seek strategic alternatives to maximize stockholder value (the "March 2023 Restructuring Plan").

In connection with the March 2023 Restructuring Plan, we incurred additional aggregate restructuring charges consisting of severance payments, benefits, and other employee related costs of $1.8 million, all of which was incurred during the nine months ended September 30, 2023. Of the $1.8 million of restructuring charges incurred during the nine months ended September 30, 2023, $0.6 million is included in general and administrative expenses and $1.2 million is included in research and development expenses in the condensed statement of operations and comprehensive income (loss). We expect to pay all remaining restructuring charges associated with the March 2023 Restructuring Plan by the end of the first quarter of 2024.
Interest Income
Interest income during the three months ended September 30, 2023 was $1.0 million as compared to $0.6 million during the three months ended September 30, 2022. Interest income during the nine months ended September 30, 2023 was $3.0 million as compared to $0.8 million during the nine months ended September 30, 2022. The increase during the three and nine months ended September 30, 2023 is due to broad increases in the interest rate environment resulting in higher interest earned on our money market fund and U.S. treasury security investments.
Liquidity and Capital Resources
Since our inception, we have incurred net losses and negative cash flows from our operations. Our operating activities used $21.4 million and $34.7 million of cash flows during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $471.9 million, working capital of $74.7 million, and cash, cash equivalents, and short-term investments of $78.5 million.
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
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(21,351)	$(34,674)
Investing activities	8,681	(67,601)
Financing activities	(361)	143
Net change in cash, cash equivalents, and restricted cash	$(13,031)	$(102,132)

Net cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2023 and September 30, 2022 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. For the nine months ended September 30, 2023, a net loss of $20.8 million was adjusted for non-cash items including impairment on property and equipment of $3.4 million, stock-based compensation expense of $1.7 million, accretion of premiums on available-for-sale securities (net of amortization of discounts) of $1.9 million and a net decrease of $5.2 million due to changes in operating assets and liabilities. For the nine months ended September 30, 2022, a net loss of $44.1 million was adjusted for non-cash items including stock-based compensation expense of $6.8 million, depreciation and amortization expense of $1.2 million and a net decrease of $0.7 million due to changes in operating assets and liabilities.
Net cash used in investing activities
For the nine months ended September 30, 2023, cash provided by investing activities consisted primarily of proceeds from the maturities of our available-for-sale securities of $99.0 million and from the sale of property and equipment of $2.1 million, partially offset by purchases of available-for-sale securities of $91.9 million. For the nine months ended September 30, 2022, cash used in investing activities consisted primarily of purchases of available-for-sale securities of $81.6 million and laboratory equipment of $1.0 million, partially offset by proceeds from the maturities of our available-for-sale securities of $15.0 million.
Net cash provided by financing activities
For the nine months ended September 30, 2023 net cash used in financing activities consisted of payments on our finance lease obligations. For the nine months ended September 30, 2022, net cash provided by financing activities consisted primarily of proceeds from stock option exercises and purchases of common stock under our 2020 Employee Stock Purchase Plan.
Operating and Capital Expenditure Requirements
We have not generated product revenue or achieved profitability since our inception and we expect to continue to incur net losses for the foreseeable future. As of September 30, 2023, we had approximately $78.5 million in cash, cash equivalents, and short-term investments. Based on our current business plans, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to fund our operating requirements through at least 12 months following the filing date of this Form 10-Q. However, our future capital requirements and the period for which we expect our existing resources to support our operations, fund expansion, develop new or enhanced products, or otherwise respond to competitive pressures, may vary significantly from our expectation and we may need to seek additional funds sooner than planned. Unless and until we generate sufficient revenue to be profitable, we will seek to fund our operations through public or private equity or debt financings or other sources. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. Our failure to obtain sufficient funds on acceptable terms when needed could have a negative impact on our business, results of operations, financial condition, cash flows, and future prospects. Our future capital requirements will depend on many factors, including:
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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our significant accounting policies during the three and nine months ended September 30, 2023.
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
Changes in internal control over financial reporting.  There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If we fail to maintain the requirements for continued listing on Nasdaq, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
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
At the effective time of the Merger, each stockholder or holder of pre-funded warrants of Neoleukin immediately prior to the Merger will receive a contingent value right ("CVR"), giving such holders the right to receive a proportionate share of, among other things, any amounts that the Company may receive in payment from third parties through June 30, 2029 in connection with the disposition of the legacy assets of Neoleukin prior to or in the first year following the closing of the Merger, any amounts of future lease obligations avoided through a sublease, including that Sublease effective October 31, 2023 relating to the Eastlake Lease, assignment or termination of our existing lease obligations, in some cases net of certain costs, and any amounts that our pre-Merger stockholders may receive in connection with sales and use tax refunds from the State of Washington. There can be no assurance that we will be able to recognize any significant value through a sale or licensing of our legacy assets, recoupment of the aforementioned tax refund, or that we will be able to avoid a significant amount of our future lease obligations, in which case the holders of the CVRs may not receive any additional value in the Merger transaction for their shares or pre-funded warrants.

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
Litigation has arisen, and more could arise, in connection with the Merger, against Neoleukin or Neurogene which could be costly, prevent consummation of the merger, divert management’s attention and otherwise materially harm Neoleukin’s, Neurogene’s or the combined company’s business.
A putative stockholder complaint has been filed, and additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against Neoleukin, Neoleukin’s board of directors, Neurogene, Neurogene’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and Neoleukin or Neurogene may not be successful in defending against any such existing or future claims. Lawsuits filed against Neoleukin, Neoleukin’s board of directors, Neurogene, or Neurogene’s board of directors could delay or prevent the merger, divert the attention of Neoleukin’s management and employees from Neoleukin’s day-to-day business and otherwise adversely affect Neoleukin’s financial condition.

Risks Related to Our Financial Position and Capital Needs
We will require substantial additional capital to complete a strategic transaction and finance future operations, which may not be available to us on acceptable terms, or at all. If we fail to obtain necessary financing, we may be unable to complete the development and potential commercialization of any future product candidates.
The development of biopharmaceutical product candidates is capital-intensive. As of September 30, 2023, we had approximately $78.5 million in cash, cash equivalents, and short-term investments. We have spent a significant amount of money on our operations to date, including research and development, preclinical and clinical studies. We will continue to incur costs related to the discontinued development of NL-201 and suspension of our research and development activities. Based on our current operating plan, we believe that our available cash, cash equivalents, and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months following the filing date of this Form 10-Q. However, our current operating plan does not contemplate the resumption of research and development activities or the commencement of any clinical trials, and we do not expect to be able to fully support our operations based on the assumptions of that operating plan. We announced in March 2023 that we suspended our research and development operations to focus on reviewing strategic alternatives, and on July 17, 2023, we signed the Merger Agreement with Neurogene, which is intended to improve value for our stockholders. While we expect to have adequate capital to fund our operations through this process, our future capital requirements and the period during which we expect to complete this strategic process may vary significantly from what we expect, and we may have to seek an alternate resolution to the process. In addition, even if we are successful in completing the Merger, we may still need to raise additional funds for any research and development or clinical programs we may pursue in the future. Our monthly spending levels may vary, and may also be impacted by inflationary pressures in the current economic environment. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, and because we have suspended our research and development activities while we pursue strategic alternatives, we are unable to estimate the actual funds we will require for development and any marketing and commercialization activities for any product candidates that ultimately may be approved for sale. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We are a biotechnology company with a limited operating history of developing next generation immunotherapies for cancer, inflammation, and autoimmunity using de novo protein design technology. Investment in biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval, or become commercially viable. We do not have any products approved by regulatory authorities for marketing or commercial sale, we have not generated any revenue from product sales to date, all of our product candidates are in early stages of research and development and we have suspended our research and development activities for the near term while we focus on evaluating strategic alternatives. As a result, we are not profitable and have incurred losses in every reporting period since our inception as Aquinox in 2003. For the nine months ended September 30, 2023 and September 30, 2022, we reported net losses of $20.8 million and $44.1 million, respectively. As of September 30, 2023, we had an accumulated deficit since our inception as Aquinox of $471.9 million.
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

If we fail to maintain the requirements for continued listing on Nasdaq, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
The continued listing standards of the Nasdaq Stock Market, or Nasdaq, require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. On October 26, 2022, we received a notice from the Nasdaq Listing Qualifications Department notifying us that for 30 consecutive trading days, the bid price of our common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq’s listing rules, we were afforded a grace period of 180 calendar days, or until April 24, 2023, to regain compliance with the bid price requirement. In April 2023, we applied for and were granted an additional 180 day compliance period, until October 20, 2023. In connection with our application for that additional grace period, we transferred our listing from the Nasdaq Global Market to the Nasdaq Capital Market effective April 27, 2023 and provided written notice to Nasdaq of our intention to cure the deficiency during this second compliance period by effecting a reverse stock split, if necessary. At our annual meeting of stockholders held on June 8, 2023, our stockholders approved a proposal to implement a reverse stock split of our common stock in a ratio that is between one-for-two shares to one-for-five shares, with the final determination on the magnitude and timing of such a reverse split to be made by our Board. On September 25, 2023, we effected a one-for-five reverse stock split as approved by our Board of Directors and as of October 6, 2023, we regained compliance with the minimum bid price requirements of Nasdaq's listing rules as our common stock closed at a price of at least $1.00 per share for a minimum of 10 consecutive trading days.
We cannot assure you that the per share trading price of our common stock after this reverse stock split will remain above $1.00 per share. Some stockholders may view a reverse stock split negatively. In addition, the per share trading price of our common stock may decrease due to factors unrelated to a reverse stock split, including investor sentiment about the proposed merger with Neurogene as well as our future performance. Any decline in the per share trading price of the common stock may result in a greater percentage decline as an absolute number and as a percentage of our overall market capitalization as there are fewer shares of common stock outstanding following the reverse stock split. The liquidity of our common stock may also be negatively impacted by the reverse stock split because there are fewer shares of our common stock outstanding. Moreover, if the per share market price of our common stock declines following the reverse stock split, then the value of our Company, as measured by our market capitalization, will be reduced. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following such a reverse stock split.
We cannot provide any guarantee that we will be able to maintain compliance with Nasdaq’s listing requirements in the future, and any failure to maintain compliance may cause our common stock to be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
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
As of September 30, 2023, we had seven full-time employees, after taking into account a further corporate restructuring that we announced in March 2023, that reduced our headcount by approximately 70% of the workforce in place at that time and which was completed prior to June 30, 2023. We have also announced a shift to focusing on strategic alternatives for the Company and a suspension of our research and development programs in connection with that restructuring. If we are successful in completing a strategic transaction in the future, we expect that we will need to invest in additional growth for the Company, which may include potentially expanding our development and regulatory capabilities, contracting with other organizations to provide manufacturing and other capabilities for us, and managing additional relationships with collaborators or partners, suppliers, and other organizations. Our ability to prepare for future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
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
•market conditions in the pharmaceutical and biotechnology sectors; and
•general economic, industry and market conditions, such as market volatility and economic uncertainty due to rising interest rates, instability in the global banking system, inflation, and the ongoing conflicts in Ukraine and Israel.
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
Our de novo protein technology depends on sophisticated computational facilities and storage of vast amounts of data which could be lost or stolen. In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, and other contractors or consultants may become vulnerable to damage from security incidents (such as data breaches, viruses or other malicious code, coordinated attacks, data loss, phishing attacks, ransomware, denial of service attacks, or other security or information technology incidents caused by threat actors, technological vulnerabilities or human error), natural disasters, terrorism, war, including the conflicts in Ukraine and Israel, and telecommunication and electrical failures.
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
Our internal and outsourced information technology systems and infrastructure are also vulnerable to damage from natural disasters, terrorism, war, including the ongoing conflicts in Ukraine and Israel, telecommunication and electrical failures. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations, which could harm our ability to conduct business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition.

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

We have in the past and may in the future grant rights to some of our stockholders that require us to register the resale of our common stock or other securities on behalf of these stockholders and/or facilitate public offerings of our securities held by these stockholders, including in connection with potential future acquisition or capital-raising transactions. For example, in connection with our public offering of common stock on September 19, 2016, we entered into a registration rights agreement with the Baker Entities that together, based on information available to us, collectively beneficially owned approximately 45.1% of our common stock as of September 19, 2016. Under the registration rights agreement, we agree that, if at any time and from time to time after December 19, 2016, the Baker Entities demand that we register their shares of our common stock for resale under the Securities Act, we would be obligated to effect such registration. On January 6, 2017, pursuant to the registration rights agreement, we registered for resale, from time to time, up to 2,107,218 shares of our common stock (after giving effect to the one-for-five reverse stock split effected on September 25, 2023) held by the Baker Entities. Our registration obligations under this registration rights agreement cover all shares now held or hereafter acquired by the Baker Entities, would be in effect for up to ten years, and would include our obligation to facilitate certain underwritten public offerings of our common stock by the Baker Entities in the future. If the Baker Entities or any other holders of registration rights with respect to our common stock, by exercising their registration and/or underwriting rights or otherwise, sell a large number of our shares, or the market perceives that the Baker Entities or such holders intend to sell a large number of our shares, this could adversely affect the market price of our common stock. On July 17, 2023, we entered into a Letter Agreement with Baker Bros Advisory, L.P. pursuant to which we have agreed to enter into a new registration rights agreement if requested by any Baker Entities in the future, which agreement would replace the existing registration rights agreement.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity
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

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 14, 2023	/s/ Donna M. Cochener
Donna M. Cochener Interim Chief Executive Officer (Principal Executive Officer)

Neoleukin Therapeutics, Inc.
(Registrant)

Date: November 14, 2023	/s/ Sean Smith
Sean Smith Interim Chief Financial Officer (Principal Financial and Accounting Officer)