Form 10-Q
period 2024-03-31
Neurogene Inc.
filed 2024-05-10
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 6, 2024, there were 12,980,289 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$150,140	$148,210
Short-term investments	19,393	48,947
Prepaid expenses and other current assets	4,608	3,191
Total current assets	174,141	200,348
Property and equipment, net	16,475	17,174
Operating lease right-of-use assets	3,565	3,681
Finance lease right-of-use assets	87	98
Restricted cash	339	508
Other non-current assets	743	764
Total assets	$195,350	$222,573

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,522	$2,596
Accrued expenses and other current liabilities	6,824	17,495
Operating lease liabilities, current	2,670	2,559
Finance lease liabilities, current	43	42
Lease contingent value rights liability, current	430	281
Intellectual property contingent value rights liability	329	—
Total current liabilities	11,818	22,973
Operating lease liabilities, non-current	11,642	12,302
Finance lease liabilities, non-current	53	65
Lease contingent value rights liability, non-current	857	1,006
Other liabilities	203	203
Total liabilities	24,573	36,549
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 12,860,995 and 12,823,665 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	374,852	373,178
Accumulated deficit	(204,075)	(187,154)
Total stockholders' equity	170,777	186,024
Total liabilities and stockholders' equity	$195,350	$222,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development expenses	$13,541	$10,283
General and administrative expenses	5,238	2,752
Total operating expenses	18,779	13,035
Loss from operations	(18,779)	(13,035)
Other income (expense):
Interest income	2,320	777
Interest expense	(3)	(2)
Other income	143	-
Other expense	(602)	(3)
Net loss	$(16,921)	$(12,263)

Per share information: (1)
Net loss per share, basic and diluted	$(1.00)	$(28.28)
Weighted-average shares of common stock outstanding, basic and diluted	16,903,735	433,623
(1) For the three months ended March 31, 2023, net loss per share information is presented for the Company’s then outstanding Class A common stock. For the three months ended March 31, 2024, net loss per share information is presented for the Company’s common stock. See Note 1, Reverse Merger and Pre-Closing Financing and Note 3, Net Loss Per Share Attributable to Common Stockholders, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share Information)
(Unaudited)

	Convertible Preferred Stock						Stockholders' Equity
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance- December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	37,330	—	629	—	629
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,921)	(16,921)
Balance- March 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,860,995	$—	$374,852	$(204,075)	$170,777

	Convertible Preferred Stock						Stockholders' Deficit
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance- December 31, 2022	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	428,334	$—	—	$—	—	$—	$5,098	$(150,837)	$(145,739)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	293	—	293
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	13,532	—	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,263)	(12,263)
Balance- March 31, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	441,866	$—	—	$—	—	$—	$5,503	$(163,100)	$(157,597)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(16,921)	$(12,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,045	293
Depreciation and amortization of property and equipment	814	812
Asset impairment	91	—
Non-cash operating lease expense	176	160
Amortization of finance lease right-of-use assets	11	6
Amortization and accretion of premiums/discounts on held-to-maturity investments	(446)	—
Intellectual property contingent value rights liability	329	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,417)	(780)
Other assets	21	—
Accounts payable	135	825
Accrued expenses and other current liabilities	(4,879)	(2,444)
Operating lease liabilities	(609)	(164)
Net cash used in operating activities	(21,650)	(13,555)
Investing activities
Purchases of property and equipment	(65)	(29)
Proceeds from maturities of held-to-maturity investments	30,000	—
Net cash provided by (used in) investing activities	29,935	(29)
Financing activities
Offering costs in connection with pre-closing financing	(4,287)	—
Transaction costs related to reverse merger	(2,855)	—
Proceeds from the issuance of common stock upon exercise of options	629	112
Principal payments on finance leases	(11)	(5)
Net cash (used in) provided by financing activities	(6,524)	107
Net increase (decrease) in cash, cash equivalents and restricted cash	1,761	(13,477)
Cash, cash equivalents and restricted cash at beginning of period	148,718	82,021
Cash, cash equivalents and restricted cash at end of period	$150,479	$68,544

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$60	$—
Property and equipment included in accounts payable and accrued expenses	$141	$—
Supplemental cash flow information:
Cash paid for interest	$3	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc.) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger discussed below. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 in connection with the reverse merger described below. Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACT gene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which is in an ongoing Phase 1/2 clinical trial for the treatment of Rett syndrome. In addition to NGN-401, Neurogene is also pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital.
Reverse Merger and Pre-Closing Financing
On July 18, 2023, Neoleukin Therapeutics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its wholly owned subsidiary (“Merger Sub”) and Neurogene OpCo. Pursuant to the terms of the Merger Agreement, upon closing on December 18, 2023 (the “Closing”), Merger Sub merged with and into Neurogene OpCo, with Neurogene OpCo continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (referred to herein as the “reverse merger”).
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
•All of the then outstanding shares of Neurogene OpCo preferred stock were converted into 7,231,747 shares of the Company’s common stock and 1,825,635 pre-funded warrants, based on the Exchange Ratio.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $16.9 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company used cash in operations of $21.7 million and $13.6 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $204.1 million as of March 31, 2024. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of March 31, 2024, the Company had cash, cash equivalents and investments of approximately $169.5 million. On December 18, 2023, the Company closed the reverse merger and the Pre-Closing Financing. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements. As a result of the reverse merger with Neoleukin Therapeutics, the Company assumed an ATM or “at-the-market” Equity Offering Sales Agreement with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company was able to offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The Registration Statement on Form S-3 that was prepared for the ATM expired on December 21, 2023, and in March 2024, the Company formally terminated the ATM.
In the event the Company is unable to secure additional outside capital, management will be required to seek other alternatives which may include, among others, a delay or termination of clinical trials or the development of its product candidates, temporary or permanent curtailment of the Company’s operations, a sale of assets, or other alternatives with strategic or financial partners.
The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
3.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 18, 2024.
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2024, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2024.

Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing these financial statements, management used significant estimates in the following areas, among others: recoverability of the Company’s net deferred tax assets and related valuation allowance, useful lives and recoverability of property and equipment, determining the incremental borrowing rate for calculating lease liabilities and related right-of-use assets and finance lease assets, clinical trial accruals, accrual estimates for all contingent value rights (“CVRs”), the value attributed to employee stock options and other stock-based awards, and valuation of common stock. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$150,140	$148,210
Restricted cash	339	508
Total cash, cash equivalents and restricted cash	$150,479	$148,718
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of March 31, 2024, the Company had $149.9 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
Exit and Disposal Costs
In connection with the reverse merger and through early fiscal 2025, the Company has incurred and expects to incur costs to wind-down Neoleukin’s Phase 1 trial of NL-201. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420 Exit or Disposal Costs, the Company accrued the remaining costs to be incurred in the trial. The liability was classified as accrued expenses and other current liabilities in the condensed consolidated balance sheet.

A summary of the accrued liabilities activity recorded in connection with the wind-down Neoleukin’s Phase 1 trial of NL-201 for the three months ended March 31, 2024 is as follows (in thousands):

	Balance at December 31, 2023	Liability Adjustment	Amounts Paid	Balance at March 31, 2024
Trial wind-down costs:
Phase 1 NL-201 Trial	$1,962	$(3)	$(319)	$1,640
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
For the prior year period in which the Company had multiple classes of stock participating in earnings, the Company used the two-class method in calculating net loss per share. The two-class method requires income available to ordinary shareholders for the period to be allocated between ordinary shares and participating securities based upon their respective rights. The Company considered its convertible preferred stock to be participating securities as holders would be entitled to participate in dividends and earnings of the Company. As the holders of the convertible preferred stock have no obligation to fund losses, the two-class method is not applicable during periods with a net loss.
Basic net loss per share of Class A and Class B common stock was computed by dividing net loss attributable to the Company by the weighted-average number of shares of Class A and Class B common stock outstanding during the period. In periods of losses, diluted net loss per share was computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.
Following the Company’s reverse merger in December 2023, the Company only has one class of common stock remaining, referred to throughout as “common stock.” Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share amounts):

	Three Months Ended March 31,
	2024	2023
	Common stock	Class A	Class B
Numerator:
Net loss	$(16,921)	$(12,263)	$—
Denominator:
Weighted-average shares outstanding in computing net loss per share, basic and diluted	16,903,735	433,623	—
Net loss per share, basic and diluted	$(1.00)	$(28.28)	$—
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Series A-1 convertible preferred stock (1)	—	18,604,653
Series A-2 convertible preferred stock (1)	—	13,291,208
Series B convertible preferred stock (1)	—	74,405,719
Stock options	1,475,458	618,881
Total	1,475,458	106,920,461

(1) The convertible preferred stock does not reflect the application of the 0.0756 Exchange Ratio.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed financial statements or disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning after January 1, 2025. The Company is analyzing the impact of this standard on its disclosures in the condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This standard will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Company’s condensed consolidated financial statements and related disclosures but does not expect the adoption of ASU 2023-09 to be material.

4.Investments
The following table summarizes the Company’s investment securities as of March 31, 2024 (in thousands):

	March 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$145,225	$—	$—	$145,225
Short-term investments:
U.S. treasury notes	19,393	—	(1)	19,392
Total	$164,618	$—	$(1)	$164,617

	December 31, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$144,358	$—	$—	$144,358
Short-term investments:
U.S. treasury notes	48,947	16	—	48,963
Total	$193,305	$16	$—	$193,321

All of the Company’s investments mature within the next 12 months.

5.Fair Value of Financial Instruments
As of March 31, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$145,225	$—	$—
U.S. treasury notes	19,393	—	—
Total	$164,618	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,358	$—	$—
U.S. treasury notes	48,947	—	—
Total	$193,305	$—	$—

Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

6.    Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Refunds and other receivables	$589	$600
Prepaid expenses	2,765	1,496
Other current assets	1,254	1,095
Total prepaid and other current assets	$4,608	$3,191
7.    Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Lab equipment	$3,115	$3,144
Manufacturing equipment	6,262	6,142
Office Equipment	19	19
Leasehold improvements	15,374	15,376
Software	268	268
Construction in progress	229	234
Total property and equipment, cost	25,267	25,183
Less accumulated depreciation	(8,792)	(8,009)
Property and equipment, net	$16,475	$17,174
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.8 million and $0.8 million, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the three months ended March 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million, which was charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Compensation, bonuses and related benefits	$1,109	$3,496
Research and development	4,728	4,895
Accrued severance, bonus, and retention (1)	68	2,476
Accrued offering costs in connection with pre-closing financing	—	3,334
Accrued transaction costs related to reverse merger	—	2,557
Other	919	737
Total accrued expenses and other current liabilities	$6,824	$17,495
(1) Includes accrued severance, bonus, and retention payments for current and former Neoleukin employees.

9.    Commitments and Contingencies
Operating and Finance Leases
Supplemental lease expense related to leases for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$524	$259
Finance lease cost
Amortization of finance leases	11	6
Interest on finance lease liabilities	3	2
Variable lease cost	331	54
Short-term lease cost	23	23
Total lease cost	$892	$344
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on the Company’s condensed consolidated balance sheet as of March 31, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$2,923
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	616
Total lease payments	$17,754
Less: interest	(3,442)
Total operating lease liabilities	$14,312

Maturity of finance lease liabilities
2024 (remaining)	$38
2025	50
2026	15
2027	6
Total lease payments	$109
Less: interest	(13)
Total finance lease liabilities	$96

Supplemental balance sheet information related to leases as of March 31, 2024 was as follows (in thousands):

Leases
Operating right-of-use assets	$3,565

Operating lease liabilities, current	2,670
Operating lease liabilities, non-current	11,642
Total operating lease liabilities	$14,312

Finance right-of-use assets	$87

Finance lease liabilities, current	43
Finance lease liabilities, non-current	53
Total finance lease liabilities	$96

Other information
Cash paid for amounts included in measurement of operating lease liabilities (in thousands)	$1,306
Cash paid for amounts included in measurement of finance lease liabilities (in thousands)	$13
Weighted-average remaining lease term - operating leases (in years)	4.64
Weighted-average remaining lease term - finance lease (in years)	2.30
Weighted-average discount rate - operating leases	9.72%
Weighted-average discount rate - finance lease	11.49%

Lease CVR

As of March 31, 2024, $1.3 million was recorded on the Company’s condensed consolidated balance sheet as a lease CVR liability consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.

The following table summarizes the maturity of the Company’s lease CVR as of March 31, 2024 (in thousands):

Maturity of Lease CVR
2024 (remaining)	$281
2025	598
2026	408
Total lease CVR payments	$1,287

Intellectual Property CVR
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with an unrelated third party to develop and commercialize legacy Neoleukin assets (the “Third Party Licensing Agreement”). The third party will make a one-time upfront payment of approximately $0.75 million to Neurogene less any unused portion of the $50,000 advance previously paid to Neurogene and the third party will reimburse Neurogene $10,000 for patent expenses paid by Neurogene. On April 29, 2024, the Company received the upfront payment of approximately $0.75 million under the Third Party Licensing Agreement. The Third Party Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments.

Under the CVR Agreement, each CVR holder is eligible to receive 100% of the net proceeds, if any, derived from any consideration paid as a result of the sale of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into before the Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the sale of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into within one year after the Closing (the “Intellectual Property CVR”). Since the Third Party Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the Third Party Licensing Agreement. Contingent consideration liabilities related to the CVR Agreement will only be recorded if the liabilities are probable and estimable as of the balance sheet date.
The Company has accrued approximately $0.6 million (80% of the upfront payment) as a contingent consideration liability related to the Intellectual Property CVR as the upfront payment was deemed probable and estimable as of March 31, 2024. However, as of March 31, 2024, the development and sales milestones were not deemed probable under the Third Party Licensing Agreement. As of March 31, 2024, the liability in the condensed consolidated balance sheet was $0.3 million, as it was reduced by approximately $0.3 million due to eligible expenses incurred by the Company that offset the liability.
All other payments under the Contingent Value Rights Agreement, dated as of December 18, 2023, by and between the Company and the Rights Agent (the “CVR Agreement”) were not considered probable and estimable as of March 31, 2024 and therefore no additional contingent consideration liability has been recorded.
The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.

Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of March 31, 2024, the Company had standing agreements with consultants, contractors or service providers that generally be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
Litigation and Legal Proceedings
The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material effect on its results of financial condition, results of operations or cash flows. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of any particular legal matter will not have a material adverse effect on the Company’s financial condition results of operations or cash flows.
10.    Licenses
License Agreement with The University of Edinburgh
In December 2020, the University Court of the University of Edinburgh (the “University of Edinburgh”) and Neurogene entered into the Master Collaboration Agreement (“MCA”). Under the MCA, Neurogene and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”) and Neurogene agreed to provide funding for such Projects for a 40-month initial term, which term was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. In exchange for such funding, the University of Edinburgh granted Neurogene the option to exclusively license any intellectual property arising from such Projects. If Neurogene exercises an exclusive option for a particular Project, Neurogene will enter into a separate exclusive license agreement on its own terms with the University of Edinburgh. Under the MCA, Neurogene is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the 40-month period. Either party may terminate the MCA for convenience upon 90 days’ notice. If Neurogene terminates the MCA, it would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.

In March 2022, Neurogene exercised its option through the collaboration under the MCA and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.
The expense recorded by the Company related to the MCA was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the three months ended March 31, 2023, the Company recorded a milestone expense of $0.1 million for the Rett Syndrome Investigational New Drug filing.
License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. During the three months ended March 31, 2024 and 2023, the Company recorded a license expense of $0.06 million and $0, respectively.
No expenses were recorded related to other in-process license agreements during the three months ended March 31, 2024 and 2023. None will be due under these agreements unless and until certain development milestones are reached.
11.    Stockholders’ Equity (Deficit)
Common stock and pre-funded warrants
As of March 31, 2024, the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.000001 per share.

The Company has pre-funded warrants outstanding to purchase an aggregate of 4,063,361 shares of common stock as of March 31, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2024	December 31, 2023
Unvested restricted stock units	482,384	–
Options outstanding	1,475,458	823,833
Shares available for future grant under the 2023 Equity Incentive Plan	1,526,632	2,237,722
Total common stock reserved	3,484,474	3,061,555
12.    Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$564	$174
General and administrative	481	119
Total expense	$1,045	$293

The following table summarizes the option activity:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	823,833	$31.43	5.89
Granted	741,652	$34.59
Exercised	(37,330)	$16.89
Expired/Forfeited	(52,697)	$72.62
Outstanding at March 31, 2024	1,475,458	$31.03	7.77
Exercisable at March 31, 2024	530,779	$30.95	5.15
As of March 31, 2024, the aggregate intrinsic value of outstanding options and exercisable options was approximately $32.2 million and $15.1 million, respectively. The aggregate intrinsic value of options exercised was approximately $0.7 million for the three months ended March 31, 2024.
The weighted-average grant date fair value of options granted was $25.97 and $12.99 per share for the three months ended March 31, 2024 and 2023, respectively. The Company recorded stock-based compensation related to stock options of approximately $1.0 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was approximately $18.7 million, which the Company expects to recognize over a weighted-average period of 3.43 years.

The fair value of each option was estimated on the grant date using the weighted average assumptions in the table below:

	Three Months Ended March 31,
	2024	2023
Expected volatility	86.39%-87.64%	82.96%-83.70%
Risk-free interest rate	3.97%-4.32%	3.45%-4.46%
Expected life (in years)	5.77-6.08	3.58-6.08
Expected dividend yield	—	—
Fair value of common stock (1)		$18.39
(1) Prior to the reverse merger, the Company periodically estimated the fair value of the Company’s common stock considering, among other things, valuations of its common stock prepared by management with the assistance of a third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Following the reverse merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Market.

A summary of the Company’s RSU activity and related information for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Restricted stock units granted	482,384	$36.06
Unvested at March 31, 2024	482,384	$36.06
252,124 of these RSUs were granted with vesting in two equal tranches based on certain performance conditions ("PSUs"). Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. During the three months ended March 31, 2024, the related performance conditions were not met and are not currently considered probable to vest. As such, no expense is recognized as of March 31, 2024.
The Company recorded stock-based compensation expense related to RSUs of approximately $0.1 million for the three months ended March 31, 2024. As of March 31, 2024, there was approximately $8.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.95 years.
13.    Subsequent Events
From April 1, 2024 until the financial statements were issued, the Company granted 14,415 options to employees, 15,887 options were exercised and 103,407 pre-funded warrants were exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
NEUROGENE MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of the Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
Forward-looking statements are inherently uncertain and you should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. Except as required by law, we do not undertake any obligation to revise or update publicly any forward-looking statements after completion of the filing of this Quarterly Report on Form 10‑Q to reflect later events or circumstances or to reflect the occurrence of unanticipated events, or otherwise.
In this section, references to “we,” “our,” “us,” and “the Company” refer to post-merger Neurogene Inc. and our wholly owned subsidiary incorporated in the state of Nevada, also named Neurogene Inc. (“Neurogene OpCo”), unless otherwise indicated.
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

Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is under development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. In January 2023, we received clearance from the FDA for our IND application for a Phase 1/2 clinical trial of NGN-401 for the treatment of pediatric female patients. The Phase 1/2 clinical trial is an open-label, multi-center clinical trial that will assess the safety, tolerability, and efficacy of two doses of NGN-401 delivered using a one-time intracerebroventricular procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain. In January 2024, we announced that the clearance by the United Kingdom (UK) Medicines and Healthcare Products Regulatory Agency of the clinical trial application for NGN-401, allowing us to expand enrollment of the Phase 1/2 clinical trial in the UK. Consistent with our clinical development strategy, in February 2024, we amended the protocol to expand the low dose Cohort 1 to add three additional patients for a total of eight patients and remove staggered dosing, as well as adding a second high dose cohort of eight patients. This approach provides us the flexibility to evaluate two doses concurrently, both of which we expect to be efficacious based on preclinical data, with higher doses demonstrating greater biodistribution preclinically. We also believe that including two concurrent dose cohorts in this clinical trial will result in a more robust dataset that we will be able to use to inform a future registrational trial design. NGN-401 was manufactured at our manufacturing facility and clinical-grade product is being used for dosing in the Phase 1/2 clinical trial that is currently enrolling participants. We have now also received acknowledgement from the Australian Therapeutic Goods Administration and approval from the Human Research Ethics Committee to conduct the Phase 1/2 clinical trial for NGN-401, providing clearance for the trial in a third region.

In March 2024, we announced the dosing of the third patient in the Phase 1/2 clinical trial in Cohort 1. In May 2024, we presented data from the Phase 1/2 clinical trial at the ASGCT 27th Annual Meeting which demonstrated a favorable safety profile in the first three pediatric patients dosed in Cohort 1 (starting in 3Q:23 through 1Q:24), including one with a mild variant predicted to result in residual MeCP2 expression, with no signs or symptoms indicative of overexpression-related toxicity reported in any patient. In addition, no treatment-emergent or procedure-related serious adverse events were observed.

The baseline demographics of the first three patients who received NGN-401 in Cohort 1 (1E15 vector genomes) include:

	Patient 1	Patient 2	Patient 3
Age at Dosing	7 years old	4 years old	6 years old
Race	Asian	White	White
MECP2 mutation	Mild	Severe	Severe
Time post-NGN-401 administration	~9 months	~6 months	~3 months

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
In addition to NGN-401, we are also pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. This patient population has a significant unmet need, and experiences extensive neurological and physical impairment leading to blindness, loss of motor function and early mortality. Our Phase 1/2 clinical trial of NGN-101 is the first trial to assess the treatment of both neurodegenerative and ocular disease manifestations of Batten disease. A third-party manufacturer produced product for the NGN-101 program to initiate the Phase 1/2 clinical trial. Dosing for this program commenced in the second quarter of 2022. We have completed enrollment in the first two dosing cohorts and are currently enrolling a higher dosing cohort and expect interim clinical data in the second half of 2024. To enable a go/no-go decision to advance the program into a registration study, we are planning to request a clinical/regulatory strategy meeting with the FDA in the second half of 2024. The focus of this meeting will be to align with the FDA on the expected clinical requirements to support a streamlined registration pathway, which will be necessary to move this program forward into a pivotal clinical trial. Given the rarity of the disease, FDA alignment on a streamlined registrational pathway will be critical for continued investment in the program.

We also established a fully operational current good manufacturing practices (“cGMP”) facility in Houston, Texas used to manufacture current and future product for research, toxicology and clinical studies. We believe that our in-house manufacturing capabilities better enable control of product quality and development timelines, strategic pipeline and financial flexibility, and clinical-to-commercial continuity.
Completion of the Reverse Merger and Pre-Closing Financing
On December 18, 2023, we completed our business combination with with our wholly owned subsidiary incorporated in the state of Nevada, Neurogene Inc. (“Neurogene OpCo”) (the “Closing”) in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”), by and among the Company, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Neurogene OpCo, pursuant to which, among other matters, Merger Sub merged with and into Neurogene OpCo, with Neurogene OpCo surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Neoleukin Therapeutics, Inc.” (“Neoleukin”) to “Neurogene Inc.,” and the business conducted by the Company became primarily the business conducted by Neurogene OpCo. Immediately prior to Closing, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). Unless noted otherwise, all references in this Quarterly Report on Form 10-Q to share and per share amounts reflect the Reverse Stock Split.
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

Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of $332.4 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $16.9 million and $12.3 million for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024, we had an accumulated deficit of $204.1 million and cash, cash equivalents and short term investments totaling $169.5 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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

In December 2020, we entered into the Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”) to support our pipeline development and expansion, and to accelerate scientific innovation to continue to improve upon conventional gene therapy. In November 2023, the collaboration agreement was amended and extended through December 2026. The University of Edinburgh has a vibrant community of over 500 neuroscience researchers and is widely recognized as a preeminent center for neuroscience research, especially in areas of neurodegeneration and in neurodevelopmental disorders, such as Rett syndrome. For example, researchers currently in neuroscience centers at the University of Edinburgh conducted the seminal preclinical work for Rett syndrome, including discovery of the MeCP2 protein, its function as a transcriptional repressor, developing the first and most widely adopted animal model of Rett syndrome, demonstrating for the first time the reversibility of phenotypes in any neurodevelopmental disorder as well as the first ever preclinical gene therapy efforts in Rett syndrome. Under the terms of the agreement, we have the option to in-license product candidates from Dr. Stuart Cobb’s laboratory, where he has a dual appointment as a Professor in Translational Neuroscience at the Patrick Wild Centre and the Centre for Discovery Brain Sciences and serves as our Chief Scientific Officer. Dr. Cobb may be entitled to receive in the future a percentage of certain license-related payments from Neurogene to the University of Edinburgh in accordance with the University of Edinburgh’s standard policies for professor inventors.

Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including high inflation, changes in interest rates, changes in foreign currency exchange rates, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and Israel and the surrounding areas and the responses thereto, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on our participants in our Phase 1/2 clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”

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
•costs of funding research performed by third parties, including pursuant to agreements with clinical research organizations (“CROs”) that conduct our clinical trials, as well as investigative sites, consultants and CROs that conduct our preclinical and nonclinical studies;
•expenses incurred under agreements with our third-party contract development and manufacturing organizations (“CDMOs”), as well as internal manufacturing scale-up expenses, including the cost of acquiring and manufacturing preclinical study and clinical trial materials;
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
Interest Income
Interest income consists primarily of interest earned on our cash equivalents and short term investments. We expect our interest income to fluctuate depending on interest rates and the amount of cash that is invested.
Income Taxes
We assess our income tax positions and record tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements.

Since inception, we have not recorded any income tax benefits for net operating losses (“NOLs”) or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Accordingly, we have established a valuation allowance against such deferred tax assets for all periods since inception.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development expenses	$13,541	$10,283	$3,258
General and administrative expenses	5,238	2,752	2,486
Total operating expenses	18,779	13,035	5,744
Loss from operations	(18,779)	(13,035)	(5,744)
Other income (expense):
Interest income	2,320	777	1,543
Interest expense	(3)	(2)	(1)
Other income	143	-	143
Other expense	(602)	(3)	(599)
Net loss	$(16,921)	$(12,263)	$(4,658)
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Program specific expenses:
Rett syndrome	$2,019	$786	$1,233
Batten disease	1,190	1,246	(56)
Early Discovery	1,466	392	1,074
Discontinued Programs	(39)	109	(148)
Unallocated internal expenses:
Personnel-related	4,718	3,869	849
Share-based compensation	564	174	390
Manufacturing	2,805	2,811	(6)
Other	818	896	(78)
Total research and development expenses	$13,541	$10,283	$3,258
Research and development expenses were $13.5 million for the three months ended March 31, 2024, as compared to $10.3 million for the three months ended March 31, 2023.
Expenses related to the Rett syndrome program increased primarily due to a $1.3 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-401, offset by a $0.1 million decline in preclinical costs. The decrease in expenses related to the Batten disease program was primarily driven by a $0.1 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101. The increase in expenses related to the Early Discovery program was primarily driven by a $0.9 million increase in preclinical costs and $0.1 million increase in chemistry, manufacturing and control costs.
In 2021, we re-prioritized our pipeline and discontinued certain programs that were in the preclinical and IND-enabling phase of development and shifted focus to developing programs such as NGN-401 for the treatment of Rett syndrome with our EXACT technology. The decline in expenses related to Discontinued Programs in the first quarter of 2024 was primarily driven by a reduction in study closeout costs. Expenses for Discontinued Programs were substantially complete by year end 2023.

The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and share-based compensation costs due to an increase in research and development headcount.
General and Administrative Expenses
General and administrative expenses were $5.2 million for the three months ended March 31, 2024, as compared to $2.8 million for the three months ended March 31, 2023. The increase was primarily attributable to: (i) increases in legal, audit, and other professional and consulting fees of approximately $0.9 million resulting from the transition from a private company into a public company, (ii) increases in rent of approximately $0.5 million as the Company assumed the Eastlake Lease (as defined below) and the Blaine Lease (as defined below) after the Reverse Merger closed, (iii) increases in compensation costs and stock-based compensation of approximately $0.8 million associated with increased headcount in general and administrative functions and a higher stock price as compared to prior year and (iv) increases in insurance and information technology costs of approximately $0.3 million. This was partially offset by the recovery of approximately $0.2 million related to a business email compromise attack by a third party in the prior year.
Interest Income
Interest income increased by $1.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to a significant increase in the amount of Neurogene’s cash balances and a moderate rise in interest rates.
Other Income
Other income increased by $0.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to sublease income associated with the Eastlake Lease assumed after the Reverse Merger closed.
Other Expenses
Other Expenses increased by $0.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to the accrual of a contingent consideration liability related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the licensing and intellectual property assignment agreement with a third party to develop and commercialize legacy Neoleukin assets (the “Third Party Licensing Agreement”).

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
As of March 31, 2024, we had cash, cash equivalents and short term investments totaling $169.5 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through private placements of convertible preferred stock and common stock for net proceeds of $332.4 million.

Future Capital Requirements
In order to complete the development of our product candidates and to build the sales, marketing and distribution infrastructure that management believes will be necessary to commercialize product candidates, if approved, we will require substantial additional capital. Accordingly, until such time as we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to seek to raise any necessary additional capital through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. To the extent that we raise additional capital through equity financings or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, including restricting our operations and limiting our ability to incur liens, issue additional debt, pay dividends, repurchase our own common stock, make certain investments or engage in merger, consolidation, licensing, or asset sale transactions. If we raise capital through collaborations, partnerships, and other similar arrangements with third parties, we may be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may be unable to raise additional capital from these sources on favorable terms, or at all. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from macroeconomic conditions, geopolitical instability, government regulation and otherwise. The failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including by requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Management cannot provide assurance that we will ever generate positive cash flow from operating activities.
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
A change in the outcome of any of these or other factors with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional capital to meet the capital requirements associated with such operating plans.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(21,650)	$(13,555)
Net cash provided by (used in) investing activities	29,935	(29)
Net cash (used in) provided by financing activities	(6,524)	107
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,761	$(13,477)
Cash Flows from Operating Activities
For the three months ended March 31, 2024, we used $21.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $16.9 million, a $6.7 million net decrease in our operating assets and liabilities and noncash charges of $2.0 million, which consisted primarily of $1.0 million in stock-based compensation and $0.8 million in depreciation. The primary use of cash was to fund our operations related to the development of our product candidates, costs associated with the Reverse Merger and the Pre-Closing Financing, and related severance and retention payments to former Neoleukin employees.
For the three months ended March 31, 2023, we used $13.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $12.3 million, a $2.6 million net decrease in our operating assets and liabilities, offset by noncash charges of $1.3 million, which consisted primarily of $0.8 million in depreciation and $0.3 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the three months ended March 31, 2024, net cash flows provided by investing activities consisted of proceeds from the maturities of investments of $30.0 million partially offset by purchases of property and equipment of $0.07 million.
For the three months ended March 31, 2023, net cash flows used in investing activities consisted of purchases of property and equipment of $0.03 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger, partially offset by proceeds of $0.6 million from the exercise of stock options.
For the three months ended March 31, 2023, net cash flows provided by financing activities consisted of proceeds of $0.1 million from the exercise of stock options.

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
Blaine Lease in Seattle
We lease approximately 33,300 square feet of office space in Seattle, Washington that was previously used by Neoleukin for offices, a laboratory for research and development, and related uses (the “Blaine Lease”). The lease expires on February 1, 2029, with the option to extend the lease for two five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability.
Eastlake Lease in Seattle
We lease approximately 6,272 square feet of office space in Seattle, Washington, that was previously used by Neoleukin for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). We also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, we are entitled to receive a total of approximately $1.6 million in lease payments. The term of the sublease is through September 30, 2026.
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between the Company and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). In accordance with the terms of the Lease CVR within the CVR Agreement, we accrued approximately $1.3 million as a contingent consideration liability on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
In accordance with the terms of the Intellectual Property CVR within the CVR Agreement, we accrued approximately $0.6 million as a contingent consideration liability on our condensed consolidated balance sheet. The commitment relates to the Third Party Licensing Agreement. The liability in the condensed consolidated financial statements was $0.3 million, as it was reduced by approximately $0.3 million due to eligible expenses incurred that offset the liability. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes our contractual obligations and commitments as of March 31, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$2,923
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	616
Total lease payments	$17,754

Maturity of finance lease liabilities
2024 (remaining)	$38
2025	50
2026	15
2027	6
Total lease payments	$109

Maturity of Lease CVR
2024	$281
2025	598
2026	408
Total Lease CVR payments	$1,287
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

License and Collaboration Agreements
License Agreement with The University of Edinburgh
In December 2020, we entered into the MCA with University of Edinburgh. Under the MCA, Neurogene and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which term was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. In exchange for such funding, the University of Edinburgh granted us the option to exclusively license any intellectual property arising from such Projects. Under the MCA, we are obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the 40-month period. Either party may terminate the MCA for convenience upon 90 days’ notice. If we terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.
In March 2022, we exercised our option through the collaboration under the MCA, and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which we licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, we obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligation thereunder. We may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, we are also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.
Recent Accounting Pronouncements
See Note 3, Recently Issued Accounting Standards in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
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
Item 1A. Risk
Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
•We have a number of academic collaborations, and currently rely on our collaboration with the University Court of the University of Edinburgh (the “University of Edinburgh”) for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop our lead product candidate for Rett syndrome and our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfil all or part of its obligations under our agreement, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
•If our legacy lease obligations are not subleased, assigned, terminated or otherwise addressed or the legacy assets subject to the CVR Agreement, dated December 18, 2023, by and between the Company and the Rights Agent (the “CVR Agreement”) are not sold, respectively, in a timely manner, we may have to incur time and resources to take such actions.
•Future sales of shares by existing stockholders could cause our stock price to decline.
•Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, and our results may vary from quarter to quarter.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception of $204.1 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including NGN-401 and NGN-101, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund its operations into the second half of 2026. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing and progress of preclinical and clinical development activities;
•the number and scope of preclinical and clinical programs we pursue to develop our gene therapy candidate pipeline and EXACT (Expression Attenuation via Construct Timing) platform;
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
We do not have any committed external sources of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, geopolitical instability, changes in government regulations and volatility in the credit and financial markets in the United States and worldwide, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $16.9 million for the three months ended March 31, 2024 and our cumulative net loss from inception as of March 31, 2024 was $204.1 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
As described in “Business—Competition” in our Annual Report on Form 10-K, our competitors have developed, are developing or may develop programs or clinical stage products competitive with NGN-401 or NGN-101 or other earlier stage product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community for Rett syndrome and any new treatments for Rett syndrome or for CLN5 Batten disease. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy or potency, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective or potent, have a more attractive or less invasive dosing profile or presentation or are less expensive than any products we may develop, or if competitors develop competing products that enter the market more quickly than we are able to, if we are able to at all, and are able to gain market acceptance.
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
•we may elect to, or regulators, independent data and safety monitoring boards (“DSMBs”), IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or trials, or delay further dosing of subjects in clinical trials, for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our trials are being exposed to unacceptable health risks;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•reports from clinical testing of other therapies may raise safety, efficacy or potency concerns about our product candidates;
•we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and data emerging from other therapies in the same class as our product candidates; and
•the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.
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
A key part of our business strategy is to identify and develop additional product candidates. As such, our future success depends on the successful development of novel therapeutic approaches, including by utilizing our EXACT technology or other gene regulation technology. Our preclinical research and clinical trials may initially show promise in identifying potential product candidates, yet fail to yield product candidates for a number of reasons. For example, although EXACT is designed to deliver therapeutic levels of transgene while avoiding overexpression toxicity and off-target effects, there can be no assurance that any EXACT gene regulation will result in product candidates that are shown in clinical trials to be safe, pure, and effective or potent.
To date, very few products that utilize gene transfer have been approved in the United States, Europe or other markets, and no products have been approved using our EXACT technology. There have been a limited number of clinical trials of gene transfer technologies, with only very few product candidates ever approved by the FDA or comparable foreign regulatory authorities.
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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of NGN-401 or NGN-101 or any other product candidates may be delayed and, as a result, our stock price may decline.
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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Earlier gene therapy clinical trials conducted by others also utilized AAV vectors. However, these studies should not be relied upon as evidence that our planned clinical trials will succeed. In addition, we expect to rely on patients, caregivers and clinicians to provide feedback on measures, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control, and can vary widely from day to day for a particular patient, and from patient to patient or caregiver to caregiver and from site to site within a clinical trial.
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
Once the biological products are manufactured, the product must be analyzed utilizing assays and meet pre-determined specifications in order to be used in certain preclinical studies, in any clinical trial, and, if approval is obtained, for commercial distribution. This testing is performed in-house and at third-party contract manufacturers. Delays or other unexpected obstacles in developing analytical methods or in performing the tests and obtaining the results in-house or at a third-party contractor could result in unanticipated impact to our ability to supply material as needed for pre-clinical, clinical, or commercial needs.
We and our contract manufacturers for AAV9 are subject to significant regulation with respect to manufacturing of our products. The third-party manufacturing facilities on which we rely, our in-house manufacturing facility, and any manufacturing facility that we may have in the future, may have limited capacity or fail to meet the applicable stringent regulatory requirements.
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
Further, under the MCA, the University of Edinburgh is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the MCA, we will need to coordinate with the University of Edinburgh, which could slow down or hamper our ability to enforce our licensed intellectual property rights. If this happens, we could face increased competition that could materially and adversely affect our business. For a further description of the MCA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License and Collaboration Agreements.”
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
We currently store drug product for clinical trial sites in the United States, and currently rely on and expect in the future to rely on third parties to distribute product supplies for our clinical trials, as well as to store and distribute supply for clinical trial sites outside of the United States. Any performance failure on the part of us or our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential revenue.

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
We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. In addition, there is proposed legislation in the U.S. Congress that could restrict working with certain biotech providers who are deemed “companies of concern” which may impact the ability of certain third parties with whom we work to meet their performance obligations. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, subject us to injunctive restrictions on data processing, adversely impact our ability to appropriately manage third parties with whom we work and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See “Business—Government Regulation—Data Privacy and Security” and “—Other Regulatory Matters” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $277.9 million and $35.1 million, respectively. The federal net operating losses will not be subject to expiration and can be carried forward indefinitely; however, they are limited to a deduction to 80% of annual taxable income. The state net operating losses begin to expire in 2038. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of net operating loss carryforwards are suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of more than 50% (as measured by value) among a stockholder or one or more groups of stockholders who own at least 5% of our stock within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of a public offering, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT gene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of March 31, 2024, we license 17 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested.
Our intellectual property portfolio is at an early stage. As of March 31, 2024, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of NGN-401 or NGN-101 or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly-applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See “Business—Government Regulation—Other Healthcare Laws and Compliance Requirements” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
We intend to seek approval to market NGN-401 and NGN-101 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See “Business—Government Regulation—Coverage and Reimbursement” and “—Regulation in the European Union” in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize product candidates.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. In addition, the U.S. Congress is currently contemplating legislation that could have the impact of limiting the ability of us and certain of our vendors to work with certain designated biotech companies from China and other nations.
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
The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. We have received Fast Track designation in the United States for NGN-401 for the treatment of Rett syndrome and for NGN-101 for the treatment of CLN5 Batten disease, and we may seek additional designations for one or more of our other product candidates that could expedite review and approval by the FDA.
We may seek to have one or more of our products designated as a Breakthrough Therapy, which is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition where preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
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
These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA, including the Fast Track designation we received for NGN-401 and NGN-101. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
We may seek Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA for any of our product candidates, however, such designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
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
•general market, macroeconomic or geopolitical conditions or market conditions in the pharmaceutical and biotechnology sectors;
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
On December 18, 2023, we completed our business combination with our wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”) in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”), by and among the Company, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Neurogene OpCo, pursuant to which, among other matters, Merger Sub merged with and into Neurogene OpCo, with Neurogene OpCo surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”).

In connection with the Reverse Merger, we declared a dividend, to each person who, as of immediately prior to the effective time of the Reverse Merger, was a stockholder of the Company or had the right to receive our common stock pursuant to an existing pre-funded warrant, of the right to receive one non-transferable contingent value right (each, a “CVR”) for each then outstanding share of our common stock (before giving effect to a 1-for-4 reverse stock split (the “Reverse Stock Split”) that was implemented immediately prior to the effective time), each representing the non-transferable contractual right to receive certain contingent payments from the Company upon the occurrence of certain events within agreed time periods. Holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger will also receive four CVRs for each share of our common stock that may be issued upon exercise of such option, such that they will receive the same number of CVRs as they would have received if the option had been exercised before the Reverse Stock Split, subject to certain conditions set forth in the CVR Agreement. Further, pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns filed by the Company prior to the effective time of the Reverse Merger. Accordingly, we may be required to allocate a portion of our funds, time and resources to such activities and not our core programs and the foregoing could be a distraction to our management and employees. As a result, our operations and financial condition may be adversely affected.
We have incurred, and will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.
We have incurred and will continue to incur significant legal, accounting and other expenses as a public company that may not be reflected in our historical financial statements, which reflect our operation as a private company. Some of these additional expenses include costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management team consists of our executive officers prior to the merger. These executive officers and other personnel will need to devote substantial time to complying with public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K, as required by Section 404 of the Sarbanes-Oxley Act. Prior to the merger in December 2023, our operating and finance teams were part of a private company, and therefore were not previously required to test internal controls within a specified period. As a result, we have incurred and may continue to incur substantial professional fees and internal costs to expand our accounting and finance functions as well as to expend significant management efforts. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of March 31, 2024, there are approximately 16,924,356 shares of our common stock outstanding or issuable on exercise of prefunded warrants to purchase common stock. Of these shares, approximately 3,637,374 shares outstanding or issuable upon exercise of prefunded warrants or vested options to purchase common stock will be available for sale in the public market beginning June 15, 2024, which is 180 days after the closing of the merger on December 18, 2023 (the “Closing”), as a result of the expiration of lock-up agreements between us and certain of our securityholders. All other outstanding shares of common stock and any shares issuable on exercise of prefunded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If these shares are sold, the trading price of our common stock could decline.
Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.
Our executive officers, directors and principal stockholders beneficially own a significant percentage of our outstanding common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent our acquisition on terms that other stockholders may desire.
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
The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. If we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement with Rachel McMinn dated April 1, 2024
10.2	Executive Employment Agreement with Christine Mikail Cvijic dated April 1, 2024
10.3	Amended and Restated Consulting Agreement with Stuart Cobb Consulting Ltd. dated April 19, 2024
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)