Form 10-Q
period 2024-06-30
Neurogene Inc.
filed 2024-08-09
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 5, 2024, there were 12,993,613 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$111,032	$148,210
Short-term investments	42,873	48,947
Prepaid expenses and other current assets	5,244	3,191
Total current assets	159,149	200,348
Property and equipment, net	16,064	17,174
Operating lease right-of-use assets	3,381	3,681
Finance lease right-of-use assets	96	98
Restricted cash	339	508
Other non-current assets	794	764
Total assets	$179,823	$222,573

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,724	$2,596
Accrued expenses and other current liabilities	7,144	17,495
Operating lease liabilities, current	2,765	2,559
Finance lease liabilities, current	52	42
Contingent value rights liability, current	1,388	281
Total current liabilities	13,073	22,973
Operating lease liabilities, non-current	10,915	12,302
Finance lease liabilities, non-current	53	65
Contingent value rights liability, non-current	717	1,006
Other liabilities	51	203
Total liabilities	24,809	36,549
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 12,989,208 and 12,823,665 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	377,581	373,178
Accumulated deficit	(222,567)	(187,154)
Total stockholders' equity	155,014	186,024
Total liabilities and stockholders' equity	$179,823	$222,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue under licensing agreements	$925	$—	$925	$—
Operating expenses:
Research and development expenses	15,744	10,321	29,285	20,604
General and administrative expenses	5,315	2,275	10,553	5,027
Total operating expenses	21,059	12,596	39,838	25,631
Loss from operations	(20,134)	(12,596)	(38,913)	(25,631)
Other income (expense):
Interest income	2,035	743	4,355	1,520
Interest expense	(4)	(3)	(7)	(5)
Other income	144	—	287	-
Other expense	(533)	(4)	(1,135)	(7)
Net loss	$(18,492)	$(11,860)	$(35,413)	$(24,123)

Per share information: (1)
Net loss per share, basic and diluted	$(1.09)	$(26.68)	$(2.09)	$(54.94)
Weighted-average shares of common stock outstanding, basic and diluted	16,941,524	444,465	16,922,630	439,073
(1) For the three and six months ended June 30, 2023, net loss per share information is presented for the Company’s then outstanding Class A common stock. For the three and six months ended June 30, 2024, net loss per share information is presented for the Company’s common stock. See Note 1, Reverse Merger and Pre-Closing Financing and Note 3, Net Loss Per Share Attributable to Common Stockholders, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share Information)
(Unaudited)

	Convertible Preferred Stock						Stockholders' Equity
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance- December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	37,330	—	629	—	629
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,921)	(16,921)
Balance- March 31 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,860,995	$—	$374,852	$(204,075)	$170,777
Shares issued upon the exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	103,407	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,314	—	2,314
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	24,806	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,492)	(18,492)
Balance- June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,989,208	$—	$377,581	$(222,567)	$155,014

	Convertible Preferred Stock						Stockholders' Deficit
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance- December 31, 2022	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	428,334	$—	—	$—	—	$—	$5,098	$(150,837)	$(145,739)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	293	—	293
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	13,532	—	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,263)	(12,263)
Balance- March 31, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	441,866	$—	—	$—	—	$—	$5,503	$(163,100)	$(157,597)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	384	—	384
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	2,751	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,860)	(11,860)
Balance- June 30, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	444,617	$—	—	$—	—	$—	$5,907	$(174,960)	$(169,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(35,413)	$(24,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,359	677
Depreciation and amortization of property and equipment	1,615	1,627
Asset impairment	91	—
Non-cash operating lease expense	360	324
Amortization of finance lease right-of-use assets	27	14
Amortization and accretion of premiums/discounts on held-to-maturity investments	(772)	—
Contingent value rights liability	818	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,053)	(634)
Other assets	(30)	—
Accounts payable	368	852
Accrued expenses and other liabilities	(4,672)	(1,288)
Operating lease liabilities	(1,241)	(331)
Net cash used in operating activities	(37,543)	(22,882)
Investing activities
Purchases of property and equipment	(525)	(111)
Purchases of held-to-maturity investments	(42,654)	—
Proceeds from maturities of held-to-maturity investments	49,500	—
Net cash provided by (used in) investing activities	6,321	(111)
Financing activities
Offering costs in connection with pre-closing financing	(4,287)	(100)
Transaction costs related to reverse merger	(2,855)	—
Proceeds from the issuance of common stock upon exercise of options	1,044	132
Principal payments on finance leases	(27)	(11)
Net cash (used in) provided by financing activities	(6,125)	21
Net decrease in cash, cash equivalents and restricted cash	(37,347)	(22,972)
Cash, cash equivalents and restricted cash at beginning of period	148,718	82,021
Cash, cash equivalents and restricted cash at end of period	$111,371	$59,049

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$60	$—
Property and equipment included in accounts payable and accrued expenses	$71	$52
Additions to finance lease right of use assets from new finance lease liabilities	$25	$46
Deferred offering cost	$—	$523
Supplemental cash flow information:
Cash paid for interest	$7	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc.) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger discussed below. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 in connection with the reverse merger described below. Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which is in an ongoing Phase 1/2 clinical trial for the treatment of Rett syndrome. In addition to NGN-401, Neurogene is also pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $35.4 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company used cash in operations of $37.5 million and $22.9 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $222.6 million as of June 30, 2024. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of June 30, 2024, the Company had cash, cash equivalents and investments of approximately $153.9 million. On December 18, 2023, the Company closed the reverse merger and the Pre-Closing Financing. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements. As a result of the reverse merger with Neoleukin Therapeutics, the Company assumed an ATM or “at-the-market” Equity Offering Sales Agreement with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company was able to offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The Registration Statement on Form S-3 that was prepared for the ATM expired on December 21, 2023, and in March 2024, the Company formally terminated the ATM.
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2024, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2024.

Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management used significant estimates in the following areas, among others: recoverability of the Company’s net deferred tax assets and related valuation allowance, useful lives and recoverability of property and equipment, determining the incremental borrowing rate for calculating lease liabilities and related right-of-use assets and finance lease assets, revenue recognition, clinical trial accruals, accrual estimates for all contingent value rights (“CVRs”), the value attributed to employee stock options and other stock-based awards, and valuation of common stock. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM assesses performance of the segment according to clinical and pre-clinical data along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors. The Company operates as a single operating segment and has one reportable segment. The Company’s operations and its assets are held in the United States.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$111,032	$148,210
Restricted cash	339	508
Total cash, cash equivalents and restricted cash	$111,371	$148,718
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of June 30, 2024, the Company had $110.9 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.

Revenue Recognition
The Company recognizes revenue when its customers obtain control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, (“ASC 606”) the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.
In applying the ASC 606 framework, the Company must apply judgment to determine the nature of the promises within a revenue contract and whether those promises represent distinct performance obligations. In determining the transaction price, the Company does not include amounts subject to uncertainties unless it is probable that there will be no significant reversal of cumulative revenue when the uncertainty is resolved. Milestone and other forms of variable consideration that the Company may earn are subject to significant uncertainties of research and development related achievements, which generally are deemed not probable until such milestones are actually achieved. For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Additionally, the Company develops assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation for which it recognizes revenue as or when the performance obligations are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the variable consideration and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis.
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of June 30, 2024, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 9, Commitments and Contingencies, for further discussion on the CVR components.
Contingent Value Rights

In conjunction with the reverse merger, the Company entered into a CVR Agreement on December 18, 2023 with the Rights Agent named therein (the “CVR Agreement”) prior to Closing. Included in the CVR Agreement are three different types of CVRs: (i) the Lease CVR, (ii) the Intellectual Property CVR, and (iii) the Sales Tax CVR (each as defined in the CVR agreement). The Company evaluated each of the CVRs to determine if they qualified as derivatives under ASC 815, Derivatives and Hedging, and concluded that since certain scope exceptions were met, the CVRs did not qualify as derivatives. Instead, the Company records a contingent consideration liability associated with the CVRs when payments are probable and estimable under ASC 450, Contingencies. In assessing whether payments are probable and estimable, the Company considers the existence of or ability to enter into agreements with third parties or government agencies and the timing of potential payments. Refer to Note 9, Commitments and Contingencies, for further discussion on the CVRs.

Exit and Disposal Costs

In connection with the reverse merger and through early fiscal 2025, the Company has incurred and expects to incur costs to wind-down Neoleukin’s Phase 1 trial of NL-201. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420, Exit or Disposal Costs, the Company accrued the remaining costs to be incurred in the trial. The liability was classified as accrued expenses and other current liabilities in the condensed consolidated balance sheet.

A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the six months ended June 30, 2024 is as follows (in thousands):

	Balance at December 31, 2023	Liability Adjustment	Amounts Paid	Balance at June 30, 2024
Trial wind-down costs:
Phase 1 NL-201 Trial	$1,962	$(42)	$(685)	$1,235
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share amounts):

	Six Months Ended June 30,
	2024	2023
	Common stock	Class A	Class B
Numerator:
Net loss	$(35,413)	$(24,123)	$—
Denominator:
Weighted-average shares outstanding in computing net loss per share, basic and diluted	16,922,630	439,073	—
Net loss per share, basic and diluted	$(2.09)	$(54.94)	$—

The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Series A-1 convertible preferred stock (1)	—	18,604,653
Series A-2 convertible preferred stock (1)	—	13,291,208
Series B convertible preferred stock (1)	—	74,405,719
Stock options	1,496,652	615,007
Total	1,496,652	106,916,587
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for the Company in the consolidated financial statements for the year ending December 31, 2024, and interim periods beginning after January 1, 2025. The Company is analyzing the impact of this standard on its disclosures in the condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. This standard will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the Company’s condensed consolidated financial statements and related disclosures.
4.Investments
The following table summarizes the Company’s investment securities as of June 30, 2024 (in thousands):

	June 30, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$107,773	$—	$—	$107,773
Short-term investments:
U.S. treasury notes	42,873	1	(4)	42,870
Total	$150,646	$1	$(4)	$150,643

	December 31, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$144,358	$—	$—	$144,358
Short-term investments:
U.S. treasury notes	48,947	16	—	48,963
Total	$193,305	$16	$—	$193,321
All of the Company’s investments mature within the next 12 months.

5.Fair Value of Financial Instruments
As of June 30, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$107,773	$—	$—
U.S. treasury notes	42,870	—	—
Total	$150,643	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,358	$—	$—
U.S. treasury notes	48,947	—	—
Total	$193,305	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.
6.    Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Refunds and other receivables	$647	$600
Prepaid expenses	3,066	1,496
Other current assets	1,531	1,095
Total prepaid and other current assets	$5,244	$3,191

7.    Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Lab equipment	$3,220	$3,144
Manufacturing equipment	6,261	6,142
Office Equipment	19	19
Leasehold improvements	15,376	15,376
Software	268	268
Construction in progress	513	234
Total property and equipment, cost	25,657	25,183
Less accumulated depreciation	(9,593)	(8,009)
Property and equipment, net	$16,064	$17,174
Depreciation and amortization expense for each of the three months ended June 30, 2024 and 2023 was approximately $0.8 million and $0.8 million, respectively, and was approximately $1.6 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the six months ended June 30, 2024, the Company recorded impairment losses on idle equipment of $0.1 million, which was charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Compensation, bonuses and related benefits	$2,142	$3,496
Research and development	4,494	4,895
Accrued severance, bonus, and retention (1)	—	2,476
Accrued offering costs in connection with pre-closing financing	—	3,334
Accrued transaction costs related to reverse merger	—	2,557
Other	508	737
Total accrued expenses and other current liabilities	$7,144	$17,495
(1) Includes accrued severance, bonus, and retention payments for current and former Neoleukin employees.

9.    Commitments and Contingencies
Operating and Finance Leases
Supplemental lease expense related to leases for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$519	$259	$1,045	$518
Finance lease cost
Amortization of finance leases	17	8	27	14
Interest on finance lease liabilities	4	3	7	5
Variable lease cost	285	56	614	110
Short-term lease cost	13	19	35	42
Total lease cost	$838	$345	$1,728	$689
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on the Company’s condensed consolidated balance sheet as of June 30, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$1,956
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	613
Total lease payments	$16,784
Less: interest	(3,104)
Total operating lease liabilities	$13,680

Maturity of finance lease liabilities
2024 (remaining)	$30
2025	60
2026	21
2027	6
Total lease payments	$117
Less: interest	(12)
Total finance lease liabilities	$105

Supplemental balance sheet information related to leases as of June 30, 2024 was as follows (in thousands):

Leases
Operating right-of-use assets	$3,381

Operating lease liabilities, current	2,765
Operating lease liabilities, non-current	10,915
Total operating lease liabilities	$13,680

Finance right-of-use assets	$96

Finance lease liabilities, current	52
Finance lease liabilities, non-current	53
Total finance lease liabilities	$105

Other information
Cash paid for amounts included in measurement of operating lease liabilities (in thousands)	$1,925
Cash paid for amounts included in measurement of finance lease liabilities (in thousands)	$33
Weighted-average remaining lease term - operating leases (in years)	4.41
Weighted-average remaining lease term - finance lease (in years)	2.09
Weighted-average discount rate - operating leases	9.73%
Weighted-average discount rate - finance lease	11.05%
Lease CVR
As of June 30, 2024, approximately $1.3 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
The following table summarizes the maturity of the Company’s Lease CVR as of June 30, 2024 (in thousands):

Maturity of Lease CVR
2024 (remaining)	$234
2025	605
2026	414
Total lease CVR payments	$1,253
Intellectual Property CVR
Under the CVR Agreement, each CVR holder is eligible to receive 100% of the net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into before the Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into within one year after the Closing (the “Intellectual Property CVR”). Contingent consideration liabilities related to the CVR Agreement will only be recorded if the liabilities are probable and estimable as of the balance sheet date.

December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). As discussed and defined within the Reverse Merger and Pre-Closing Financing section of Note 1, Organization and Description of Business, the terms of the CVR Agreement include that CVR holders are eligible to receive the Intellectual Property CVR. In June 2024, an upfront payment of $0.2 million was received by the Company. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. Accordingly, an upfront payment of $0.2 million was recorded as licensing revenue within the condensed consolidated statements of operations and a $0.2 million contingent consideration liability was recorded related to the Intellectual Property CVR within the condensed consolidated balance sheet. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of June 30, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $10,000 for patent expenses under the April 2024 CVR Licensing Agreement. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. Accordingly, the Company has recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations and $0.6 million (80% of the upfront payment) as a contingent consideration liability related to the Intellectual Property CVR within the condensed consolidated statements of operations. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of June 30, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. As of June 30, 2024, approximately $0.5 million was recorded as a component of the contingent value rights liability arising from the Intellectual Property CVR on the Company's condensed balance sheet, which total amount was offset by approximately $0.3 million due to deductions permitted under the Merger Agreement.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within the Contingent Value Rights section of Note 3, Summary of Significant Accounting Policies, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of June 30, 2024, it was deemed probable that the Company will receive proceeds from Washington state for the sales tax refund and will remit the proceeds to the CVR holders. As of June 30, 2024, $0.3 million is accrued as a component of the contingent value rights liability arising from the Sales Tax CVR in the condensed consolidated balance sheet.
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Lease CVR	$536	$717	$281	$1,006
Intellectual Property CVR	520	—	—	—
Sales Tax CVR	332	—	—	—
Total CVR liability	$1,388	$717	$281	$1,006

As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term. The first CVR payment to CVR holders is approximately $0.5 million and is due on August 14, 2024.
All other payments under the CVR Agreement were not considered probable and estimable as of June 30, 2024 and therefore no additional contingent consideration liability has been recorded.The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of June 30, 2024, the Company had standing agreements with consultants, contractors or service providers that generally be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
10.    Licenses
License Agreement with The University of North Carolina
In May 2019, Neurogene entered into an Exclusive License Agreement with the University of North Carolina at Chapel Hill (“UNC”) to obtain an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses under certain patents to make, use, or sell products covered by such patents for prevention or treatment of disease or medical or genetic conditions, including CLN5 Batten disease or other diseases from dysfunction of the CLN5 gene. The Company is obligated to pay UNC up to $1.7 million in sales-related milestones for licensed products based on annual sales of the licensed product in excess of defined thresholds and low single-digit percentage royalties on net sales of licensed product for as long as there is a valid patent claim under the patent rights. Neurogene is also required to reimburse any patent expenses, as well as pay a nonrefundable annual maintenance fee which, when royalties become due and payable, will be creditable against such royalties. During the year ended December 31, 2021, the FDA granted Orphan Drug Designation for CLN5 and the Company made a milestone payment of $15,000 to UNC. During the year ended December 31, 2022, the Company dosed its first patient in a Phase 1 CLN5 study and made a milestone payment of $30,000 to UNC. The annual license fee was $4,000 for each of the six months ended June 30, 2024 and 2023.

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
In March 2022, Neurogene exercised its option through the collaboration under the MCA and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds. During the six months ended June 30, 2023, the Company expensed $0.3 million for a milestone related to the first patient dosing in the Phase 1/2 trial for Rett syndrome.
For the six months ended June 30, 2024 and 2023, the expense recorded by the Company related to the MCA was $0.8 million and $0.6 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the six months ended June 30, 2023, the Company recorded a milestone expense of $0.1 million for the Rett Syndrome Investigational New Drug filing.
License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. During the six months ended June 30, 2024 and 2023, the Company recorded a license expense of $60,000 and $0, respectively.
No expenses were recorded related to other in-process license agreements during the six months ended June 30, 2024 and 2023. None will be due under these agreements unless and until certain development milestones are reached.

11.    Stockholders’ Equity (Deficit)
Common stock and pre-funded warrants
As of June 30, 2024, the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.000001 per share.
The Company has pre-funded warrants outstanding to purchase an aggregate of 3,959,954 shares of common stock as of June 30, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.
During the three months ended June 30, 2024, 103,407 shares of common stock were issued upon the exercise of pre-funded warrants. Proceeds of the exercise to the Company were immaterial.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2024	December 31, 2023
Unvested restricted stock units	479,549	–
Options outstanding	1,496,652	823,833
Shares available for future grant under the 2023 Equity Incentive Plan	1,473,277	2,237,722
Total common stock reserved	3,449,478	3,061,555
12.    Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,375	$241	$1,940	$415
General and administrative	939	143	1,419	262
Total expense	$2,314	$384	$3,359	$677

The following table summarizes the option activity:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	823,833	$31.43	5.89
Granted	808,472	$34.96
Exercised	(62,136)	$16.87
Expired/Forfeited	(73,517)	$79.15
Outstanding at June 30, 2024	1,496,652	$31.60	7.48
Exercisable at June 30, 2024	543,203	$30.58	4.91

As of June 30, 2024, the aggregate intrinsic value of outstanding options and exercisable options was approximately $13.5 million and $9.2 million, respectively. The aggregate intrinsic value of options exercised was approximately $1.0 million for the six months ended June 30, 2024.
The weighted-average grant date fair value of options granted was $26.22 and $12.99 per share for the six months ended June 30, 2024 and 2023, respectively. The Company recorded stock-based compensation related to stock options of approximately $1.6 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $2.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was approximately $21.1 million, which the Company expects to recognize over a weighted-average period of 3.24 years.
The fair value of each option was estimated on the grant date using the weighted average assumptions in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	87.43%-90.84%	83.20%-83.31%	86.39%-90.84%	82.96%-83.70%
Risk-free interest rate	4.17%-4.60%	3.50%-3.68%	3.97%-4.60%	3.45% - 4.46%
Expected life (in years)	5.50-6.15	6.08	5.50-6.15	3.58 - 6.08
Expected dividend yield	—	—	—	—
Fair value of common stock (1)		$18.39		$18.39
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
A summary of the Company’s RSU activity and related information for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Restricted stock units granted	482,384	$36.06
Restricted stock units forfeited	(2,835)	$36.06
Unvested at June 30, 2024	479,549	$36.06
252,124 of these RSUs were granted with vesting in two equal tranches based on certain performance conditions ("PSUs"). Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. During the six months ended June 30, 2024, the related performance conditions were not met and are not currently considered probable to vest. As such, no expense is recognized as of June 30, 2024.
The Company recorded stock-based compensation expense related to RSUs of approximately $0.7 million and $0.8 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, there was approximately $7.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.70 years.

13.    Subsequent Events
From July 1, 2024 until the financial statements were issued, the Company granted 7,755 options to employees and 4,405 options were exercised.

On August 6, 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10 year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in licensing fees.

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
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex devastating neurological diseases into treatable conditions. By harnessing our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), we are building a robust and differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. Our EXACT approach leverages key scientific breakthroughs, including gene transfer technology, microRNA-based genetic circuits, and adeno-associated virus (AAV) delivery, and is designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.

Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. In January 2023, we received clearance from the FDA for our IND application for a Phase 1/2 clinical trial of NGN-401 for the treatment of pediatric female patients with Classic Rett syndrome. The Phase 1/2 clinical trial is an open-label, multi-center trial that is assessing the safety, tolerability, and efficacy of two doses of NGN-401 delivered using a one-time intracerebroventricular procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system. In January 2024, we announced clearance by the United Kingdom (UK) Medicines and Healthcare Products Regulatory Agency of the clinical trial application for NGN-401, allowing us to expand enrollment of the Phase 1/2 clinical trial in the UK. We also announced during the first quarter acknowledgement from the Australian Therapeutic Goods Administration and approval from the Human Research Ethics Committee to conduct the Phase 1/2 clinical trial for NGN-401, providing clearance for the trial in a third region. Consistent with our clinical development strategy, in February 2024, we amended the protocol to expand the Low-dose Cohort 1 to add three additional patients for a total of eight patients and remove staggered dosing, as well as adding a High-dose Cohort 2 comprised of eight patients. The first three patients in Cohort 2 will be dosed in a staggered manner, which may result in a slower inital enrollment in Cohort 2. This approach provides us the flexibility to evaluate two doses concurrently, both of which we expect to be efficacious based on preclinical data, with a higher dose demonstrating greater biodistribution preclinically. We also believe that including two concurrent dose cohorts in this clinical trial will result in a more robust dataset that we will be able to use to inform a future registrational trial design. NGN-401 was manufactured at our manufacturing facility and clinical-grade product is being used for dosing in the Phase 1/2 clinical trial..
In March 2024, we announced dosing of the third patient in the Phase 1/2 clinical trial in Cohort 1. In May 2024, we presented data from the Phase 1/2 clinical trial at the ASGCT 27th Annual Meeting which demonstrated a favorable safety profile in the first three pediatric patients dosed in Cohort 1 (starting in 3Q:23 through 1Q:24), including one with a mild variant predicted to result in residual MeCP2 expression, with no signs or symptoms indicative of overexpression-related toxicity reported in any patient and no treatment-emergent or procedure-related serious adverse events (“SAEs”) reported. As of the presentation of that safety data, all treatment-related AEs were reported to have been mild/Grade 1, and transient or resolving, and most AEs included in that reported safety data were known potential risks of the virus vector used for delivery of NGN-401, which is an adeno-associated virus vector known as AAV9. In June 2024 at the International Rett Syndrome Foundation (IRSF) ASCEND Summit, we presented additional interim safety data for these first three patients, showing that NGN-401 continued to have a favorable safety profile.
The baseline demographics of the first three patients who received NGN-401 in Cohort 1 (1E15 vector genomes) include:

	Patient 1	Patient 2	Patient 3
Age at Dosing	7 years old	4 years old	6 years old
Race	Asian	White	White
MECP2 mutation	Mild	Severe	Severe
Time post-NGN-401 administration (as of June 2024)	~11 months	~8 months	~5 months
In June 2024, we announced that the first patient had been dosed in Cohort 2, receiving a total dose of 3E15vg, and that this dose of NGN-401 had been well-tolerated following dosing.

In June 2024, we also announced that NGN-401 was one of four sponsors selected by the Center for Biologics Evaluation and Research (CBER) at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (START) Pilot Program based on potential for clinical benefits and clinical development program readiness. As part of the START Program, we will have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population. In August 2024, we announced that NGN-401 also received Regenerative Medicine Advanced Therapy (RMAT) designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include all the benefits of Fast Track and Breakthrough Therapy designation programs, including early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
We expect preliminary clinical data from the first cohort of patients in this trial in the fourth quarter of 2024 and an updated dataset from an expanded number of patients in the second half of 2025.
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to our Rett syndrome program, we have multiple programs in the discovery stage. We anticipate advancing one program into clinical development in 2025.
In addition to NGN-401, we are also pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. This patient population has a significant unmet need, and experiences extensive neurological and physical impairment leading to blindness, loss of motor function and early mortality. Our Phase 1/2 clinical trial of NGN-101 is the first trial to assess the treatment of both neurodegenerative and ocular disease manifestations of Batten disease. A third-party manufacturer produced product for the NGN-101 program to initiate the Phase 1/2 clinical trial. Dosing for this program commenced in the second quarter of 2022 and we have now completed enrollment in this trial and expect interim clinical data in the fourth quarter of 2024. To enable a go/no-go decision to advance the program into a registration study, we are planning to request a clinical/regulatory strategy meeting with the FDA in the fourth quarter of 2024. The focus of this meeting will be to align with the FDA on the expected clinical requirements to support a streamlined registration pathway, which will be necessary to move this program forward into a pivotal clinical trial. Given the rarity of the disease, FDA alignment on a streamlined registrational pathway will be critical for continued investment in the program.
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

Completion of the Reverse Merger and Pre-Closing Financing
On December 18, 2023, we completed our business combination with Neurogene OpCo (the “Closing”) in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”), by and among the Company, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Neurogene OpCo, pursuant to which, among other matters, Merger Sub merged with and into Neurogene OpCo, with Neurogene OpCo surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Neoleukin Therapeutics, Inc.” (“Neoleukin”) to “Neurogene Inc.,” and the business conducted by the Company became primarily the business conducted by Neurogene OpCo. Immediately prior to Closing, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). Unless noted otherwise, all references in this Quarterly Report on Form 10-Q to share and per share amounts reflect the Reverse Stock Split.
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of $332.4 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $35.4 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024, we had an accumulated deficit of $222.6 million and cash, cash equivalents and short term investments totaling $153.9 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including high inflation, changes in interest rates, changes in foreign currency exchange rates, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and Israel and the surrounding areas and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on our participants in our Phase 1/2 clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”

Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.

We have generated licensing revenue from the recognition of upfront payments received under agreements with third parties for the disposition of legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement” and the “April 2024 CVR Licensing Agreement”) that are related to the legacy Neoleukin business as part of the reverse merger. See Note 9, Commitments and Contingencies, for additional details regarding these licensing agreements.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenue under licensing agreements	$925	$—	$925	925	$—	$925
Operating expenses:
Research and development expenses	15,744	10,321	5,423	29,285	20,604	8,681
General and administrative expenses	5,315	2,275	3,040	10,553	5,027	5,526
Total operating expenses	21,059	12,596	8,463	39,838	25,631	14,207
Loss from operations	(20,134)	(12,596)	(7,538)	(38,913)	(25,631)	(13,282)
Other income (expense):
Interest income	2,035	743	1,292	4,355	1,520	2,835
Interest expense	(4)	(3)	(1)	(7)	(5)	(2)
Other income	144	—	144	287	—	287
Other expense	(533)	(4)	(529)	(1,135)	(7)	(1,128)
Net loss	$(18,492)	$(11,860)	$(6,632)	$(35,413)	$(24,123)	$(11,290)
Revenue
Licensing revenue was $0.9 million for the three months ended June 30, 2024, as compared to $0 for the three months ended June 30, 2023. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.
Licensing revenue was $0.9 million for the six months ended June 30, 2024, as compared to $0 for the six months ended June 30, 2023. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.

Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Program specific expenses:
Rett syndrome	$2,798	$1,466	$1,332	$4,817	$2,252	$2,565
Batten disease	1,734	1,307	427	2,924	2,553	371
Early Discovery	1,705	494	1,211	3,171	886	2,285
Discontinued Programs	1	161	(160)	(38)	270	(308)
Unallocated internal expenses:
Personnel-related	4,557	3,509	1,048	9,275	7,378	1,897
Share-based compensation	1,375	241	1,134	1,940	415	1,525
Manufacturing	2,815	2,490	325	5,620	5,301	319
Other	759	653	106	1,576	1,549	27
Total research and development expenses	$15,744	$10,321	$5,423	$29,285	$20,604	$8,681
Research and development expenses were $15.7 million for the three months ended June 30, 2024, as compared to $10.3 million for the three months ended June 30, 2023.
Expenses related to the Rett syndrome program increased primarily due to a $1.3 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-401. The increase in expenses related to the Batten disease program was primarily driven by a $0.2 million increase in clinical development costs and $0.1 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-101. The increase in expenses related to the Early Discovery program was primarily driven by a $1.2 million increase in preclinical costs.
In 2021, we re-prioritized our pipeline and discontinued certain programs that were in the preclinical and IND-enabling phase of development and shifted focus to developing programs such as NGN-401 for the treatment of Rett syndrome with our EXACT technology. The decline in expenses related to Discontinued Programs in the second quarter of 2024 was primarily driven by a reduction in study closeout costs. Expenses for Discontinued Programs were substantially complete by year end 2023.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and share-based compensation costs due to an increase in research and development headcount.
Research and development expenses were $29.3 million for the six months ended June 30, 2024, as compared to $20.6 million for the six months ended June 30, 2023.
Expenses related to the Rett syndrome program increased primarily due to a $2.6 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-401, offset by a $0.3 million decline in preclinical costs. The increase in expenses related to the Batten disease program was primarily driven by a $0.2 million increase in clinical development costs and $0.1 million increase in preclinical costs. The increase in expenses related to the Early Discovery program was primarily driven by a $2.2 million increase in preclinical costs.
In 2021, we re-prioritized our pipeline and discontinued certain programs that were in the preclinical and IND-enabling phase of development and shifted focus to developing programs such as NGN-401 for the treatment of Rett syndrome with our EXACT technology. The decline in expenses related to Discontinued Programs in the first six months of 2024 was primarily driven by a reduction in study closeout costs. Expenses for Discontinued Programs were substantially complete by year end 2023.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and share-based compensation costs due to an increase in research and development headcount.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.
General and Administrative Expenses
General and administrative expenses were $5.3 million for the three months ended June 30, 2024, as compared to $2.3 million for the three months ended June 30, 2023. The increase was primarily attributable to: (1) approximately $1.4 million in employee-related expenses, including an increase of $0.8 million in stock-based compensation expense, driven by an increase in headcount to support our transition into a public company, (ii) approximately $0.6 million in professional services and consulting fees, (iii) approximately $0.6 million related to rent associated with the Company’s assumption of legacy Neoleukin facilities (the Eastlake Lease and Blaine Lease), and (iv) $0.5 million related to corporate related expenses and market research costs. This was partially offset by the recovery of approximately $0.1 million related to a business email compromise attack by a third party in the prior year.
General and administrative expenses were $10.6 million for the six months ended June 30, 2024, as compared to $5.0 million for the six months ended June 30, 2023. The increase was primarily attributable to: (1) approximately $2.2 million in employee-related expenses, including an increase of $1.2 million in stock-based compensation expense, driven by an increase in headcount to support our transition into a public company, (ii) approximately $1.5 million in professional services and consulting fees, (iii) approximately $1.1 million related to rent associated with the Company’s assumption of legacy Neoleukin facilities (the Eastlake Lease and Blaine Lease), and (iv) $0.8 million related to corporate related expenses and market research costs. This was partially offset by the recovery of approximately $0.4 million related to a business email compromise attack by a third party in the prior year.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $1.3 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to a significant increase in the amount of Neurogene’s cash balances and a modest rise in interest rates.
Interest income increased by $2.8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to a significant increase in the amount of Neurogene’s cash balances and a modest rise in interest rates.
Other Income
Other income increased by $0.1 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to sublease income associated with the Eastlake Lease assumed after the Reverse Merger closed.
Other income increased by $0.3 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to sublease income associated with the Eastlake Lease assumed after the Reverse Merger closed.
Other Expenses
Other expenses increased by $0.5 million for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was primarily due to (1) the accrual of a contingent consideration liability related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the December 2023 Licensing Agreement and (2) the accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state.

Other expenses decreased by $1.1 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to (1) the accrual of contingent consideration liabilities related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement and (2) the accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state.
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
As of June 30, 2024, we had cash, cash equivalents and short term investments totaling $153.9 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through private placements of convertible preferred stock and common stock for net proceeds of $332.4 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(37,543)	$(22,882)
Net cash provided by (used in) investing activities	6,321	(111)
Net cash (used in) provided by financing activities	(6,125)	21
Net decrease in cash, cash equivalents and restricted cash	$(37,347)	$(22,972)

Cash Flows from Operating Activities
For the six months ended June 30, 2024, we used $37.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $35.4 million, a $7.6 million net decrease in our operating assets and liabilities and noncash charges of $5.5 million, which consisted primarily of $3.4 million in stock-based compensation, $1.6 million in depreciation and $0.8 million in non-cash CVR liability changes, partially offset by $0.8 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates, costs associated with the Reverse Merger and the Pre-Closing Financing, and related severance and retention payments to former Neoleukin employees.
For the six months ended June 30, 2023, we used $22.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $24.1 million and a $1.4 million net decrease in our operating assets and liabilities, offset by noncash charges of $2.6 million, which consisted primarily of $1.6 million in depreciation and $0.7 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the six months ended June 30, 2024, net cash flows provided by investing activities consisted of proceeds from the maturities of investments of $49.5 million partially offset by purchases of investments of $42.7 million and purchases of property and equipment of $0.5 million.
For the six months ended June 30, 2023, net cash flows used in investing activities consisted of purchases of property and equipment of $0.1 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger, partially offset by proceeds of $1.0 million from the exercise of stock options.
For the six months ended June 30, 2023, net cash flows provided by financing activities consisted of proceeds of $0.1 million from the exercise of stock options.
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
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of June 30, 2024, approximately $0.5 million was recorded as a component of the contingent value rights liability arising from the Intellectual Property CVR on the Company's condensed balance sheet, which total amount was offset by approximately $0.3 million due to deductions permitted under the Merger Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our condensed consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. The liability in the condensed consolidated financial statements was $0.3 million. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our contractual obligations and commitments as of June 30, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$1,956
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	613
Total lease payments	$16,784

Maturity of finance lease liabilities
2024 (remaining)	$30
2025	60
2026	21
2027	6
Total lease payments	$117

Maturity of Lease CVR
2024	$234
2025	605
2026	414
Total Lease CVR payments	$1,253

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
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies during the six months ended June 30, 2024.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may be required to allocate resources to fulfilling the requirements of the Contingent Value Rights Agreement entered into in connection with the Reverse Merger related to certain legacy lease obligations, legacy assets and legacy tax refunds, which may take away from our core programs and create a distraction for our management and employees.

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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception of $222.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including NGN-401 and NGN-101, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund its operations into the second half of 2026. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing and progress of preclinical and clinical development activities, including any impact to our NGN-401 clinical trial activities relating to our participation in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (START) program;
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
Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront expenditures and significant risks that any program will fail to demonstrate adequate efficacy or potency or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date, and continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one product candidate. We may never succeed in these activities and, even if we do, we may never generate product revenue or revenues that are significant or large enough to achieve profitability. If we are unable to generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $35.4 million for the six months ended June 30, 2024 and our cumulative net loss from inception as of June 30, 2024 was $222.6 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Although AAV9 has been tested in numerous clinical trials and is an approved serotype for at least one gene therapy product, we cannot be certain that our AAV9 product candidates will successfully advance through preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS and certain retinal cells may limit the potential efficacy or potency of any of our product candidates, including NGN-401 and NGN-101.
We intend to identify and develop novel gene therapy product candidates, which makes it difficult to predict the time, cost and potential success of product candidate development.
A key part of our business strategy is to identify and develop additional product candidates. As such, our future success depends on the successful development of novel therapeutic approaches, including by utilizing our EXACT technology or other transgene regulation technology. Our preclinical research and clinical trials may initially show promise in identifying potential product candidates, yet fail to yield product candidates for a number of reasons. For example, although EXACT is designed to deliver therapeutic levels of transgene while avoiding overexpression toxicity and off-target effects, there can be no assurance that any EXACT transgene regulation will result in product candidates that are shown in clinical trials to be safe, pure, and effective or potent.
To date, very few products that utilize gene transfer have been approved in the United States, Europe or other markets, and no products have been approved using our EXACT technology or technology similar to it. There have been a limited number of clinical trials of gene transfer technologies, with only very few product candidates ever approved by the FDA or comparable foreign regulatory authorities.

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
Successful and timely completion of clinical trials will require that we enroll and maintain a sufficient number of patients. Patient enrollment is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate global incidence of all 13 subtypes of Batten disease is approximately one in 100,000 live births, and the CLN5 Batten disease incidence, which is included in this estimate, is estimated to be even lower, while we estimate global incidence of Rett syndrome to be approximately one in 10,000 live births. Accordingly, it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, any natural history studies that we or our collaborators may conduct may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials, or may choose to not enroll in our clinical trials.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidates, NGN-401 and NGN-101. We are investing a majority of our efforts and financial resources into the research and development of these candidates. We are conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease. If topline results from our Phase 1/2 clinical trial of NGN-401 are successful, we anticipate initiating a pivotal clinical trial, pending future regulatory feedback on various aspects of development such as the pivotal trial design and manufacturing related requirements. If topline results from our Phase 1/2 clinical trial of NGN-101 are successful, we anticipate initiating a pivotal clinical trial or expanding the current Phase 1/2 clinical trial, pending future regulatory feedback on various aspects of development, such as the pivotal clinical trial design and manufacturing related requirements.
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
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies, which are a lengthy, time consuming and expensive process with a high risk of failure. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. However, after conducting preclinical studies, we must then conduct extensive clinical trials to demonstrate the safety, purity, and efficacy or potency of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. A sustained global shortage of NHPs available for biological product development could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly and result in delays to our development timelines.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program, which is expected to allow access to frequent advice from FDA staff to address product-specific development issues, including clinical study design, choice of control group, patient population choices and other early development issues, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. If topline results from our Phase 1/2 clinical trial of NGN-401 are successful, we intend to engage with the FDA and other comparable foreign regulators to determine the requirements to support initiation of a pivotal clinical trial. If topline results from our Phase 1/2 clinical trial of NGN-101 are successful, we intend to engage with the FDA and other comparable foreign regulators to determine if there is a streamlined pathway to approval for NGN-101 for the treatment of CLN5 Batten disease. However, regulatory authorities may recommend changes to the study designs for NGN-401 or NGN-101, including the number and size of registrational clinical trials required to be conducted in such programs. In addition, regulatory authorities could require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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

Biological products are inherently difficult to manufacture. Although we believe that the manufacture of our product candidates may be simplified due to their shared raw materials and other similarities, we cannot be certain that this will be the case and we may be required to develop manufacturing methods that ultimately differ significantly between product candidates, which would require that we invest substantial time and capital to develop suitable manufacturing methods. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells and reagents whenever possible, we cannot be certain those supplies will be sufficient if our primary sources are unavailable. One or more of our suppliers is the sole source of certain materials used by us in our manufacturing process, and a disruption of the supply of those materials could also negatively impact our ability to manufacture clinical supply as we would have to suspend or revise our operations to accommodate for any disruption in the supply of those materials. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing, may lead to delays in clinical development or commercialization plans. We are particularly susceptible to any shortages, delays or inability to obtain suitable raw materials, given that all of our current and planned product candidates require this starting material. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays.
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
We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability and quality of supplies and delivery schedules. There is substantial demand and limited supply for certain of the raw materials used to manufacture gene therapy products. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of raw materials that we require or satisfy our anticipated specifications and quality requirements. One or more of our suppliers is the sole source of certain materials used by us in our manufacturing process, and a disruption of the supply of those materials could also negatively impact our ability to manufacture clinical supply as we would have to suspend or revise our operations to accommodate for any disruption in the supply of those materials. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.
Delays in developing our manufacturing capabilities or failure to achieve operating efficiencies from such capabilities may require us to devote additional resources and management time to manufacturing operations and may delay our product development timelines.
We have a GMP manufacturing facility located in Houston, Texas that includes process, analytical and bioanalytical development labs with experienced teams. NGN-401 was manufactured at our Houston facility and clinical-grade product is available for dosing in the Phase 1/2 clinical trial of NGN-401 that is currently enrolling patients. However, we will need to conduct additional NGN-401 manufacturing campaigns to generate additional clinical supply, as well as supply for our preclinical studies for our discovery programs, and we may not be able to satisfy such supply through production at our own facility and may need to outsource some or all of our production work.
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
In addition, any third parties conducting our clinical trials will not be our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not such third parties devote sufficient time and resources to our clinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, we may incur additional and unexpected costs related to such failures, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Consequently, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed significantly.
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
We currently store drug product for clinical trial sites in the United States, and currently rely on and expect in the future to rely on third parties to distribute product supplies for our clinical trials, as well as to store and distribute supply for clinical trial sites outside of the United States. Any performance failure on the part of us or our distributors could result in an unexpected increase in costs to us, delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential revenue.
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
Despite the implementation of security measures in an effort to protect systems that store our information, given the size and complexity of such systems and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, consultants and other partners, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. From time to time, we are subject to business email compromise attack attempts. In August 2023, we discovered a business email compromise attack that resulted in the misappropriation of approximately $0.9 million. While we have implemented remedial measures in response to this incident and recovered $0.8 million of those losses through insurance claims, we cannot guarantee that such measures will prevent additional related, as well as unrelated incidents, or that we will be able to defend against or successfully remediate any such attacks that may occur in the future. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of June 30, 2024, we license 17 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of June 30, 2024, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
While we will normally seek to obtain the right to control prosecution, maintenance and enforcement of the patents relating to a product candidate, there may be times when the filing and prosecution activities for patents and patent applications relating to a product candidate are controlled by future licensors or collaboration partners. For example, we currently license several patent families from the University of Edinburgh covering the EXACT transgene regulation platform, as well as the NGN-401 product candidate and its uses. We also license a patent family covering the NGN-101 product candidate and its uses from UNC. If any of such licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering a product candidate, we could lose rights to the intellectual property or exclusivity with respect to those rights, our ability to develop and commercialize such candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications which may be licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of licensees, future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues, participation in this program is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of a pivotal trial design or approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA.
Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our most advanced product candidates, NGN-401 and NGN-101, we must demonstrate through lengthy, complex and expensive preclinical and clinical trials that such product candidates are safe, pure and effective or potent for each targeted indication. We are expecting to engage in discussions with the FDA later this year regarding a streamlined registrational pathway for NGN-101, which will be necessary to move that program forward into a pivotal clinical trial, but there is no guarantee that the FDA will approve a streamlined approach, in which case we may not be willing to take NGN-101 further into development.

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
Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA, and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety, purity and efficacy or potency of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. Because of this complexity, even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, the regulatory approval process for product candidates such as those being developed by us can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.
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
We plan to conduct clinical trials outside the United States, including in Australia, the UK, Europe or other foreign jurisdictions. For example, we are currently conducting our Phase 1/2 clinical trials for each of NGN-401 and NGN-101 in the United States and the UK and may expand our Phase 1/2 clinical trial for NGN-401 to Australia. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Even if the FDA accepts such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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

While we have received Fast Track designation for NGN-401 for the treatment of Rett syndrome and for NGN-101 for the treatment of CLN5 Batten disease and NGN-401 has been accepted into the FDA’s START Pilot Program, such designations may not lead to a faster development or regulatory review or approval process.
In 2024, the FDA began accepting applications from sponsors for the Support for Clinical Trials Advancing Rare disease Therapeutics (START) pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for rare disease. The pilot is designed to be milestone-driven (i.e. to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communication with the FDA. The START pilot program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with the FDA review staff. These enhanced communications will include at a minimum an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and to discuss specific issues for which a sponsor requests enhanced communications with the FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor information on how best to facilitate more efficient development of potentially life-saving therapies for rare diseases and help sponsors generate high-quality, actionable data to support future new drug or biologics license applications. In June 2024, we announced that our product candidate NGN-401 had been accepted into the FDA’s START Pilot Program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues.
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
Participation in the START Pilot Program and the designation of a product for Fast Track review are within the discretion of the FDA. In addition, the START Pilot Program is in its first year as a pilot program, so there is no historical information on how that program is expected to be administered, and the stated intentions of the program may not be met, or the program may cease to have appropriate funding due to changes in the regulatory landscape. Moreover, neither participation in the START Pilot Program nor the receipt of Fast Track designation for a product candidate is any guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. Neither participation in the START Pilot Program nor Fast Track designation will assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for those programs, and we may not receive the benefits of those programs for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened.
We have received Regenerative Medicine Advanced Therapy (“RMAT”) designation by the FDA for NGN-401 for the treatment of Rett syndrome and we may seek RMAT designation for other of our product candidates. However such a designation may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that NGN-401 or any other of our product candidates that may receive such designation will receive marketing approval.
We recently announced that the FDA has granted an RMAT designation for NGN-401 for the treatment of Rett syndrome, and we may seek an RMAT designation for one or more of our product candidates if the clinical data support such a designation. The RMAT designation program is intended to fulfill the requirement of the 21st Century Cures Act that the FDA facilitate an efficient development program for, and expedite review of, any product that meets the following criteria: (1) it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or may be able to rely upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT designation does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

The RMAT designation is within the discretion of the FDA. Accordingly, even if we believe that one of our other product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In addition, the FDA may later decide that a product candidate that has received the RMAT designation no longer meet the conditions for that designation, and we may not receive the benefits of the RMAT program for that product candidate, or the agency may decide that the time period for FDA review or approval will not be shortened for such product. There is no guarantee that an RMAT designation will actually result in faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, nor would it assure ultimate approval of such product candidate by the FDA.
We may seek certain designations for our product candidates, including Breakthrough Therapy and Priority Review designations by the FDA, however, even if we receive such designations, there is no guarantee that they would lead to faster development or regulatory review timelines or increase the likelihood of marketing approval for such product candidate.
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
We may seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers a treatment for a serious condition, and if approved, would provide a significant improvement in safety or effectiveness where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
As with the Fast Track and RMAT designations and selection for participation in the START Pilot Program, these designations are within the discretion of the FDA. Even if we believe that one or more of our product candidates meets the criteria for these designations, the FDA may not agree and instead determine to not make such a designation. Even if one or more of our product candidates qualifies for either or both of these designations, the FDA may later decide that such product candidate no longer meets the conditions for those designations, and we may not receive the benefits of the designation for that product candidate. If a product candidate is awarded one or both designations by the FDA, it may not result in a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, and it does not assure ultimate marketing approval of such product candidate by the FDA.
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
We have received orphan drug designation from the FDA and orphan drug designation and advanced therapy medicinal product designation from the European Medicines Agency (EMA) for NGN-401 for the treatment of Rett syndrome. We have also received orphan drug designation from the FDA and EMA for NGN-101 for the treatment of CLN5 Batten disease. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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
Our manufacturing facility is located in Houston, Texas, making us vulnerable to risks (including weather-related risks) associated with maintaining those operations in a single geographic area.
Our manufacturing facility is located in Houston, Texas, which is subject to extreme weather events such as hurricanes and other significant storms, which can cause interruption to our utilities and potentially result in damage to our facility, limit the ability of suppliers to reach us during such disruptions and adversely impact our manufacturing processes. For example, in July 2024, our facility in Houston sustained five days of power loss from the impact of Hurricane Beryl, which was a Category 1 hurricane. While we were able to maintain power to critical systems through the use of our generators, the outage caused a minor delay in our development activities and caused disruptions in our manufacturing processes, including in our clean rooms. The impact of Hurricane Beryl was not material to our operations, however, future weather events could cause more disruption, including the potential for a sustained loss of power that could result in costly delays to our manufacturing process or the loss of certain materials stored in our facility, which could in turn have a material adverse effect on our product development timeline and results of operations.
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
We may be required to allocate resources to fulfilling the requirements of the CVR Agreement entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations, legacy assets and legacy tax refunds, which may take away from our core programs and create a distraction for our management and employees.
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
Pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns filed by the Company prior to the effective time of the Reverse Merger. While we have entered into agreements for the disposition of certain legacy assets of Neoleukin, we are still pursuing a resolution of the legacy lease obligations of Neoleukin and expect that we will need to allocate resources, including payment of certain up-front costs, and time from employees and management to complete the resolution of such obligations and to administer the provisions of the CVR Agreement and distribution of any payments to holders of the CVRs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of June 30, 2024, there are approximately 16,949,162 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. Of these shares, approximately 3,533,967 shares outstanding or issuable upon exercise of pre-funded warrants or vested options to purchase common stock were initially restricted from sale pursuant to lock-up agreements between us and certain of our security holders in connection with the Reverse Merger, but those shares became available for sale in the public market beginning June 15, 2024 as a result of the expiration of those lock-up agreements. Therefore, as of that date, all outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Entry into a Material Contract

On August 6, 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the ten year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in licensing fees.
(c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Date: August 9, 2024	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)