Form 10-Q
period 2024-09-30
Neurogene Inc.
filed 2024-11-18
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 13, 2024, there were 14,854,725 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$66,633	$148,210
Short-term investments	72,360	48,947
Prepaid expenses and other current assets	4,654	3,191
Total current assets	143,647	200,348
Property and equipment, net	16,068	17,174
Operating lease right-of-use assets	3,193	3,681
Finance lease right-of-use assets	84	98
Restricted cash	339	508
Other non-current assets	789	764
Total assets	$164,120	$222,573

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,684	$2,596
Accrued expenses and other current liabilities	10,438	17,495
Operating lease liabilities, current	2,856	2,559
Finance lease liabilities, current	54	42
Contingent value rights liability, current	768	281
Total current liabilities	15,800	22,973
Operating lease liabilities, non-current	10,170	12,302
Finance lease liabilities, non-current	39	65
Contingent value rights liability, non-current	646	1,006
Other liabilities	51	203
Total liabilities	26,706	36,549
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 13,010,867 and 12,823,665 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	380,198	373,178
Accumulated deficit	(242,784)	(187,154)
Total stockholders' equity	137,414	186,024
Total liabilities and stockholders' equity	$164,120	$222,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue under licensing agreements	$—	$—	$925	$—
Operating expenses:
Research and development expenses	16,285	11,606	45,570	32,210
General and administrative expenses	5,895	3,613	16,448	8,640
Total operating expenses	22,180	15,219	62,018	40,850
Loss from operations	(22,180)	(15,219)	(61,093)	(40,850)
Other income (expense):
Interest income	1,842	650	6,197	2,170
Interest expense	(3)	(4)	(10)	(9)
Other income	143	—	430	—
Other expense	(19)	(4)	(1,154)	(11)
Net loss	$(20,217)	$(14,577)	$(55,630)	$(38,700)

Per share information: (1)
Net loss per share, basic and diluted	$(1.19)	$(32.67)	$(3.29)	$(87.66)
Weighted-average shares of common stock outstanding, basic and diluted	16,953,443	446,255	16,932,976	441,498
(1) For the three and nine months ended September 30, 2023, net loss per share information is presented for the Company’s then outstanding Class A common stock. For the three and nine months ended September 30, 2024, net loss per share information is presented for the Company’s common stock. See Note 1, Reverse Merger and Pre-Closing Financing and Note 3, Net Loss Per Share Attributable to Common Stockholders, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share Information)
(Unaudited)

	Convertible Preferred Stock						Stockholders' Equity
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance- December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	37,330	—	629	—	629
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(16,921)	(16,921)
Balance- March 31 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,860,995	$—	$374,852	$(204,075)	$170,777
Shares issued upon the exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	103,407	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,314	—	2,314
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	24,806	—	415	—	415
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18,492)	(18,492)
Balance- June 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,989,208	$—	$377,581	$(222,567)	$155,014
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,474	—	2,474
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	21,659	—	143	—	143
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,217)	(20,217)
Balance- September 30, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	13,010,867	$—	$380,198	$(242,784)	$137,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share Information)
(Unaudited)

	Convertible Preferred Stock						Stockholders' Deficit
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance- December 31, 2022	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	428,334	$—	—	$—	—	$—	$5,098	$(150,837)	$(145,739)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	293	—	293
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	13,532	—	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,263)	(12,263)
Balance- March 31, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	441,866	$—	—	$—	—	$—	$5,503	$(163,100)	$(157,597)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	384	—	384
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	2,751	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,860)	(11,860)
Balance- June 30, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	444,617	$—	—	$—	—	$—	$5,907	$(174,960)	$(169,053)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	386	—	386
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	4,027	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14,577)	(14,577)
Balance- September 30, 2023	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	448,644	$—	—	$—	—	$—	$6,328	$(189,537)	$(183,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(55,630)	$(38,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,833	1,063
Depreciation and amortization of property and equipment	2,410	2,445
Asset impairment	91	—
Non-cash operating lease expense	548	492
Amortization of finance lease right-of-use assets	39	24
Amortization and accretion of premiums/discounts on held-to-maturity investments	(1,460)	—
Contingent value rights liability	127	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,454)	(870)
Other assets	(25)	—
Accounts payable	339	1,509
Accrued expenses and other liabilities	(2,030)	88
Operating lease liabilities	(1,895)	(501)
Net cash used in operating activities	(53,107)	(34,450)
Investing activities
Purchases of property and equipment	(692)	(193)
Purchases of held-to-maturity investments	(80,203)	—
Proceeds from maturities of held-to-maturity investments	58,250	—
Net cash used in investing activities	(22,645)	(193)
Financing activities
Offering costs in connection with pre-closing financing	(4,287)	(1,961)
Transaction costs related to reverse merger	(2,855)	—
Proceeds from the issuance of common stock upon exercise of options	1,187	167
Principal payments on finance leases	(39)	(21)
Net cash used in financing activities	(5,994)	(1,815)
Net decrease in cash, cash equivalents and restricted cash	(81,746)	(36,458)
Cash, cash equivalents and restricted cash at beginning of period	148,718	82,021
Cash, cash equivalents and restricted cash at end of period	$66,972	$45,563

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$60	$—
Property and equipment included in accounts payable and accrued expenses	$703	$—
Additions to finance lease right of use assets from new finance lease liabilities	$25	$46
Deferred offering costs in accrued expenses	$9	$1,095
Supplemental cash flow information:
Cash paid for interest	$10	$9

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

2.Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of pre-clinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing and reimbursement, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to transition from pilot scale manufacturing to large scale production.
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $55.6 million and $38.7 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company used cash in operations of $53.1 million and $34.5 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $242.8 million as of September 30, 2024. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of September 30, 2024, the Company had cash, cash equivalents and investments of approximately $139.0 million. On December 18, 2023, the Company closed the reverse merger and the Pre-Closing Financing. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements. As a result of the reverse merger with Neoleukin Therapeutics, the Company assumed an ATM or “at-the-market” Equity Offering Sales Agreement with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company was able to offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The Registration Statement on Form S-3 that was prepared for the ATM expired on December 21, 2023, and in March 2024, the Company formally terminated the ATM.
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2024, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2024.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$66,633	$148,210
Restricted cash	339	508
Total cash, cash equivalents and restricted cash	$66,972	$148,718
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of September 30, 2024, the Company had $66.5 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.

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
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of September 30, 2024, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 9, Commitments and Contingencies, for further discussion on the CVR components.
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

A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the nine months ended September 30, 2024 is as follows (in thousands):

	Balance at December 31, 2023	Liability Adjustment	Amounts Paid	Balance at September 30, 2024
Trial wind-down costs:
Phase 1 NL-201 Trial	$1,962	$(201)	$(999)	$762
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share amounts):

	Nine Months Ended September 30,
	2024	2023
	Common stock	Class A	Class B
Numerator:
Net loss	$(55,630)	$(38,700)	$—
Denominator:
Weighted-average shares outstanding in computing net loss per share, basic and diluted	16,932,976	441,498	—
Net loss per share, basic and diluted	$(3.29)	$(87.66)	$—

The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Series A-1 convertible preferred stock (1)	—	18,604,653
Series A-2 convertible preferred stock (1)	—	13,291,208
Series B convertible preferred stock (1)	—	74,405,719
Stock options	1,384,182	609,656
Total	1,384,182	106,911,236
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
4.Investments
The following table summarizes the Company’s investment securities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$63,120	$—	$—	$63,120
Short-term investments:
U.S. treasury notes	72,360	172	—	72,532
Total	$135,480	$172	$—	$135,652

	December 31, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$144,358	$—	$—	$144,358
Short-term investments:
U.S. treasury notes	48,947	16	—	48,963
Total	$193,305	$16	$—	$193,321
All of the Company’s investments mature within the next 12 months.

5.Fair Value of Financial Instruments
As of September 30, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,120	$—	$—
U.S. treasury notes	72,532	—	—
Total	$135,652	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,358	$—	$—
U.S. treasury notes	48,947	—	—
Total	$193,305	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.
6.    Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Refunds and other receivables	$672	$600
Prepaid expenses	2,382	1,496
Other current assets	1,600	1,095
Total prepaid and other current assets	$4,654	$3,191

7.    Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$3,244	$3,144
Manufacturing equipment	6,326	6,142
Office Equipment	19	19
Leasehold improvements	15,396	15,376
Software	268	268
Construction in progress	1,202	234
Total property and equipment, cost	26,455	25,183
Less accumulated depreciation	(10,387)	(8,009)
Property and equipment, net	$16,068	$17,174
The Company recorded depreciation and amortization expense of $0.8 million for each of the three months ended September 30, 2024 and 2023. The Company recorded depreciation and amortization expense of $2.4 million for each of the nine months ended September 30, 2024 and 2023.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the nine months ended September 30, 2024, the Company recorded impairment losses on idle equipment of $0.1 million, which was charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Compensation, bonuses and related benefits	$3,432	$3,496
Research and development	6,483	4,895
Accrued severance, bonus, and retention (1)	—	2,476
Accrued offering costs in connection with pre-closing financing	—	3,334
Accrued transaction costs related to reverse merger	—	2,557
Other	523	737
Total accrued expenses and other current liabilities	$10,438	$17,495
(1) Includes accrued severance, bonus, and retention payments for former Neoleukin employees.

9.    Commitments and Contingencies
Operating and Finance Leases
Supplemental lease expense related to leases for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$508	$259	$1,553	$777
Finance lease cost
Amortization of finance leases	12	10	39	24
Interest on finance lease liabilities	3	3	9	9
Variable lease cost	364	19	978	129
Short-term lease cost	18	21	53	63
Total lease cost	$905	$312	$2,632	$1,002
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on the Company’s condensed consolidated balance sheet as of September 30, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$982
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	613
Total lease payments	$15,810
Less: interest	(2,784)
Total operating lease liabilities	$13,026

Maturity of finance lease liabilities
2024 (remaining)	$15
2025	60
2026	21
2027	6
Total lease payments	$102
Less: interest	(9)
Total finance lease liabilities	$93

Supplemental balance sheet information related to leases as of September 30, 2024 was as follows (in thousands):

Leases
Operating right-of-use assets	$3,193

Operating lease liabilities, current	2,856
Operating lease liabilities, non-current	10,170
Total operating lease liabilities	$13,026

Finance right-of-use assets	$84

Finance lease liabilities, current	54
Finance lease liabilities, non-current	39
Total finance lease liabilities	$93

Other information
Cash paid for amounts included in measurement of operating lease liabilities (in thousands)	$2,899
Cash paid for amounts included in measurement of finance lease liabilities (in thousands)	$45
Weighted-average remaining lease term - operating leases (in years)	4.18
Weighted-average remaining lease term - finance lease (in years)	1.87
Weighted-average discount rate - operating leases	9.73%
Weighted-average discount rate - finance lease	11.05%
Lease CVR
As of September 30, 2024, approximately $1.2 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
Intellectual Property CVR
Under the CVR Agreement, each CVR holder is eligible to receive 100% of the net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into before the Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into within one year after the Closing (the “Intellectual Property CVR”). Contingent consideration liabilities related to the CVR Agreement will only be recorded if the liabilities are probable and estimable as of the balance sheet date. Refer to the December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement subsections below for further detail on the current agreements related to our Intellectual Property CVR.
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. Accordingly, an upfront payment of $0.2 million was recorded as licensing revenue within the condensed consolidated statements of operations. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of September 30, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.

April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $10,000 for patent expenses under the April 2024 CVR Licensing Agreement. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. Accordingly, the Company has recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of September 30, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by approximately $0.4 million due to deductions permitted under the Merger Agreement and $0.5 million from the first CVR payment discussed below. As of September 30, 2024, $0.1 million is recorded within contingent value rights liability as an offset arising from the Intellectual Property CVR on the Company's condensed consolidated balance sheet, which can only be applied against licensing revenues from the December 2023 Licensing Agreement or the April 2024 CVR Licensing Agreement.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within the Contingent Value Rights section of Note 3, Summary of Significant Accounting Policies, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of September 30, 2024, it was deemed probable that the Company will receive proceeds from Washington state for the sales tax refund and will remit the proceeds to the CVR holders. As of September 30, 2024, $0.3 million is accrued as a component of the contingent value rights liability arising from the Sales Tax CVR in the condensed consolidated balance sheet.
CVR Payment
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, for $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities.
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Lease CVR	$436	$717	$281	$1,006
Intellectual Property CVR, net	—	(71)	—	—
Sales Tax CVR	332	—	—	—
Total CVR liability	$768	$646	$281	$1,006

As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of September 30, 2024 and therefore no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of September 30, 2024, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
10.    Licenses
License Agreement with The University of North Carolina
In May 2019, Neurogene entered into an Exclusive License Agreement with the University of North Carolina at Chapel Hill (“UNC”) to obtain an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses under certain patents to make, use, or sell products covered by such patents for prevention or treatment of disease or medical or genetic conditions, including CLN5 Batten disease or other diseases from dysfunction of the CLN5 gene. The Company is obligated to pay UNC up to $1.7 million in sales-related milestones for licensed products based on annual sales of the licensed product in excess of defined thresholds and low single-digit percentage royalties on net sales of licensed product for as long as there is a valid patent claim under the patent rights. Neurogene is also required to reimburse any patent expenses, as well as pay a nonrefundable annual maintenance fee which, when royalties become due and payable, will be creditable against such royalties. During the year ended December 31, 2021, the FDA granted Orphan Drug Designation for CLN5 and the Company made a milestone payment of $15,000 to UNC. During the year ended December 31, 2022, the Company dosed its first patient in a Phase 1 CLN5 study and made a milestone payment of $30,000 to UNC. The annual license fee was $4,000 for each of the nine months ended September 30, 2024 and 2023. In November 2024, the Company announced that it does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time due to the FDA’s denial for the Company’s RMAT application. The Company is currently evaluating options for the program.

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
In March 2022, Neurogene exercised its option through the collaboration under the MCA and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds. During the nine months ended September 30, 2023, the Company expensed $0.3 million for a milestone related to the first patient dosing in the Phase 1/2 trial for Rett syndrome.
For the nine months ended September 30, 2024 and 2023, the expense recorded by the Company related to the MCA was $1.1 million and $0.9 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the nine months ended September 30, 2023, the Company recorded a milestone expense of $0.1 million for the Rett Syndrome Investigational New Drug filing.
License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. The Company recorded a license expense of $60,000 for each of the nine months ended September 30, 2024 and 2023.
No expenses were recorded related to other in-process license agreements during the nine months ended September 30, 2024 and 2023. None will be due under these agreements unless and until certain development milestones are reached.
License Agreement with Stanford
In August 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in licensing fees. The Company recorded a license expense of $50,000 for the nine months ended September 30, 2024.

11.    Stockholders’ Equity (Deficit)
Common stock and pre-funded warrants
As of September 30, 2024, the Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.000001 per share.
The Company has pre-funded warrants outstanding to purchase an aggregate of 3,959,954 shares of common stock as of September 30, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.000001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.
During the nine months ended September 30, 2024, 103,407 shares of common stock were issued upon the exercise of pre-funded warrants. Proceeds of the exercise to the Company were immaterial.
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2024	December 31, 2023
Unvested restricted stock units	477,613	–
Options outstanding	1,384,182	823,833
Shares available for future grant under the 2023 Equity Incentive Plan	1,468,403	2,237,722
Total common stock reserved	3,330,198	3,061,555
12.    Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,272	$242	$3,212	$657
General and administrative	1,202	144	2,621	406
Total expense	$2,474	$386	$5,833	$1,063

The following table summarizes the option activity:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	823,833	$31.43	5.89
Granted	849,012	$35.31
Exercised *	(83,795)	$17.63
Expired/Forfeited	(204,868)	$74.86
Outstanding at September 30, 2024	1,384,182	$28.22	8.09
Exercisable at September 30, 2024	461,339	$18.34	6.02

* 14,582 options were exercised on September 30, 2024 and the cash for the option exercise was received on October 1, 2024. Accordingly, a receivable of approximately $0.3 million was recorded as a reduction in additional paid-in-capital as of September 30, 2024 in the condensed consolidated balance sheet.
As of September 30, 2024, the aggregate intrinsic value of outstanding options and exercisable options was approximately $20.0 million and $11.8 million, respectively. The aggregate intrinsic value of options exercised was approximately $1.4 million for the nine months ended September 30, 2024.
The weighted-average grant date fair value of options granted was $26.52 and $12.99 per share for the nine months ended September 30, 2024 and 2023, respectively. The Company recorded stock-based compensation related to stock options of approximately $1.8 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was approximately $19.9 million, which the Company expects to recognize over a weighted-average period of 3.08 years.
The fair value of each option was estimated on the grant date using the weighted average assumptions in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected volatility	90.85%-92.31%	—%-—%	86.39%-92.31%	82.96%-83.70%
Risk-free interest rate	3.43%-4.40%	—%-—%	3.43%-4.60%	3.45% - 4.46%
Expected life (in years)	5.95-6.12	0.00-0.00	5.50-6.15	3.58 - 6.08
Expected dividend yield	—	—	—	—
Fair value of common stock (1)				$18.39
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
A summary of the Company’s RSU activity and related information for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Restricted stock units granted	482,384	$36.06
Restricted stock units forfeited	(4,771)	$36.06
Unvested at September 30, 2024	477,613	$36.06
252,124 of these RSUs were granted with vesting in two equal tranches based on certain performance conditions ("PSUs"). Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. During the nine months ended September 30, 2024, the related performance conditions were not met and are not currently considered probable to vest. As such, no expense is recognized as of September 30, 2024.
The Company recorded stock-based compensation expense related to RSUs of approximately $0.7 million and $1.5 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there was approximately $6.6 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.44 years.

13.    Subsequent Events

From October 1, 2024 until the financial statements were issued, the Company granted 34,695 options to employees and 8,858 options were exercised.

2024 private placement

On November 5, 2024, the Company closed a private investment in public equity financing in which the Company sold 1,835,000 shares of common stock at a purchase price of $50.00 per share and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant, to certain institutional accredited investors. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company are approximately $200.0 million. Net proceeds, after deducting commissions and other offering expenses, are expected to total approximately $189.5 million.

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
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex devastating neurological diseases into treatable conditions. By harnessing our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), we are building a robust and differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. Our EXACT approach leverages key scientific breakthroughs, including gene transfer technology, microRNA-based genetic circuits, and adeno-associated virus (“AAV”) delivery, and is designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. We are conducting a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for the treatment of female patients with classic Rett syndrome that is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg. In November 2024, we announced the initiation of an adolescent/adult cohort that will evaluate NGN-401 in participants ages 16 and above. Clinical grade NGN-401 was manufactured at our manufacturing facility and is being used for dosing in the Phase 1/2 clinical trial. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system.
The NGN-401 clinical trial has been initiated in three regions - the United States, the United Kingdom (“UK”) and Australia, after clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023, the clearance of the clinical trial application by the UK Medicines and Healthcare Products Regulatory Agency in January 2024, and acknowledgement from the Australian Therapeutic Goods Administration and approval from the Human Research Ethics Committee in May 2024. Participants have been dosed in all three regions.

In November 2024, we announced positive interim clinical data in all low-dose participants (1E15 vg, n=4) from the Phase 1/2 clinical trial with a data cut-off date of October 17, 2024. Consistent, concordant and durable improvements were observed as measured from baseline across multiple Rett syndrome clinical assessments. Participants also achieved meaningful gains of skills and developmental milestones in hand function, gross motor, and communication, all of which are core clinical domains of Rett syndrome. These gains of skills and developmental milestones are not expected to occur when compared and contextualized against the natural history of Rett syndrome. Additionally, objective improvements in autonomic function were recorded.
Consistent improvements were observed in the following:

As of data cut-off date of October 17, 2024
*Each participant achieved a 2-point improvement or “much improved” from baseline.
We also announced safety and tolerability data from the Phase 1/2 clinical trial in both the low-dose (1E15 vg) and high-dose participants (3E15 vg) (n=5 low-dose, n=2 high-dose). NGN-401 has been well-tolerated and shows a favorable safety profile at a dose of 1E15 vg (low-dose cohort), with no treatment-related serious adverse events at that dose, and no signs or symptoms indicating MeCP2 overexpression toxicity in the patients treated with either dose. Most treatment-related adverse events (“AEs”) are known potential risks of AAV, have been responsive to steroids, and are resolved or are resolving. Treatment-related AEs at the 1E15 vg dose (low-dose cohort) 1 have been mild/Grade 1. Treatment-related AEs in the first two participants dosed with high-dose NGN-401 (3E15 vg) included Grade 2 and Grade 3 elevations in alanine aminotransferase and aspartate aminotransferase levels, and Grade 2 decreased platelets, which resolved with steroids. Two Grade 1 AEs of abnormal sural (sensory) nerve conduction study were also observed in a low- and a high-dose participant; both participants are asymptomatic.
On November 11, 2024, we were notified of a serious adverse event (“SAE”) in the recently dosed third high-dose participant consistent with known risks of AAV gene therapy. Neurogene paused further use of the 3E15 vg dose (high dose cohort) and does not plan to enroll any further participants at the 3E15 vg dose. After the Company was notified of the SAE, the Company consulted with the Data Safety Monitoring Board (DSMB) regarding the continued dosing of participants in the 1E15 vg (low-dose cohort). Following this consultation, the DSMB did not express concerns regarding the continued dosing of participants in the low-dose cohort. The U.S. Food and Drug Administration (FDA) completed a review of the safety data for NGN-401 and allowed Neurogene to proceed with the Phase 1/2 trial using the 1E15 vg dose (low dose cohort).
The baseline demographics of the first five participants who received NGN-401 in low-dose Cohort 1, and the first two participants who received high-dose NGN-401 in Cohort 2 include:

CGI-S = Clinician Global Impression-Severity

In November 2024, we also shared that we have gained alignment with the FDA on our potency assay strategy and CMC scale-up planning for the program. We expect to share information about our registration trial design in the first half of 2025 and to announce additional Phase 1/2 clinical data in the second half of 2025.
In June 2024, we also announced that NGN-401 was one of four sponsors selected by the Center for Biologics Evaluation and Research at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) Pilot Program based on potential for clinical benefits and clinical development program readiness. As part of the START Program, we have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population. In August 2024, we announced that NGN-401 also received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include all the benefits of Fast Track and Breakthrough Therapy designation programs, including early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to our Rett syndrome program, we have multiple programs in the discovery stage. We anticipate advancing one program into clinical development in 2025.
In addition to NGN-401, we have also been pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. This patient population has a significant unmet need and experiences extensive neurological and physical impairment leading to blindness, loss of motor function and early mortality. Our Phase 1/2 clinical trial of NGN-101 was the first trial to assess the treatment of both neurodegenerative and ocular disease manifestations of Batten disease. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
Closing of Private Placement
On November 5, 2024, we closed a private investment in public equity financing (the “November 2024 private placement”) in which we sold 1,835,000 shares of common stock at a price of $50.00 per share and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant, to certain institutional accredited investors. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company totaled approximately $200.0 million. Net proceeds, net of commissions and other offering expenses, are expected to total approximately $189.5 million.
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
Since our inception and through November 7, 2024, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of approximately $521.9 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $55.6 million and $38.7 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, as of September 30, 2024, we had an accumulated deficit of $242.8 million and cash, cash equivalents and short term investments totaling $139.0 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. Management expects that our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•advance the NGN-401 program through clinical development;
•advance discovery programs from preclinical development into and through clinical development;

•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•establish sales, marketing and distribution infrastructure to commercialize any approved product candidates;
•establish a commercialization infrastructure and scale up internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•expand clinical, scientific, management and administrative teams;
•maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•implement operational, financial and management systems; and
•incur additional legal, accounting and other expenses related to operating as a public company.
We do not have any products approved for commercial sale and have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount in development and marketing costs prior to such time. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that the application met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. We may in the future elect to discontinue, delay, or modify additional preclinical and clinical trials of our other product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. Our management cannot provide assurance that we will ever generate positive cash flow from operating activities. See “Liquidity and Capital Resources.”
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

Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including high inflation, changes in interest rates, changes in foreign currency exchange rates, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in Israel and the surrounding areas and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on our participants in our Phase 1/2 clinical trial, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”
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
Before a product receives regulatory approval, we record upfront and milestone payments to third parties under licensing arrangements as expense, provided that there is no alternative future use of the rights in other research and development projects.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenue under licensing agreements	$—	$—	$—	$925	$—	$925
Operating expenses:
Research and development expenses	16,285	11,606	4,679	45,570	32,210	13,360
General and administrative expenses	5,895	3,613	2,282	16,448	8,640	7,808
Total operating expenses	22,180	15,219	6,961	62,018	40,850	21,168
Loss from operations	(22,180)	(15,219)	(6,961)	(61,093)	(40,850)	(20,243)
Other income (expense):
Interest income	1,842	650	1,192	6,197	2,170	4,027
Interest expense	(3)	(4)	1	(10)	(9)	(1)
Other income	143	—	143	430	—	430
Other expense	(19)	(4)	(15)	(1,154)	(11)	(1,143)
Net loss	$(20,217)	$(14,577)	$(5,640)	$(55,630)	$(38,700)	$(16,930)
Revenue
The Company did not generate any revenue for either the three months ended September 30, 2024 or for the three months ended September 30, 2023.
Licensing revenue was $0.9 million for the nine months ended September 30, 2024, as compared to $0 for the nine months ended September 30, 2023. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.

Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Program specific expenses:
Rett syndrome	$3,444	$1,665	$1,779	$8,261	$3,917	$4,344
Batten disease	1,832	1,391	441	4,756	3,944	812
Early discovery	1,329	857	472	4,500	1,743	2,757
Unallocated internal expenses:
Personnel-related	4,512	4,103	409	13,787	11,481	2,306
Share-based compensation	1,272	242	1,030	3,211	657	2,554
Manufacturing	3,220	2,605	615	8,840	7,906	934
Other	676	743	(67)	2,215	2,562	(347)
Total research and development expenses	$16,285	$11,606	$4,679	$45,570	$32,210	$13,360
Research and development expenses were $16.3 million for the three months ended September 30, 2024, as compared to $11.6 million for the three months ended September 30, 2023.
Expenses related to the Rett syndrome program increased primarily due to a $1.5 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-401. The increase in expenses related to the Batten disease program was primarily driven by a $0.7 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-101 and a $0.3 million increase in clinical development costs, offset by a reduction of $0.4 million in chemistry, manufacturing and control costs. The increase in expenses related to the Early discovery program was primarily driven by a $0.4 million increase in preclinical costs.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and share-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to chemistry, manufacturing and controls.
Research and development expenses were $45.6 million for the nine months ended September 30, 2024, as compared to $32.2 million for the nine months ended September 30, 2023.
Expenses related to the Rett syndrome program increased primarily due to a $4.1 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-401. The increase in expenses related to the Batten disease program was primarily driven by a $0.6 million increase in clinical trial costs for the Phase 1/2 clinical trial of NGN-101, and $0.5 million increase in clinical development costs, offset by a reduction of $0.4 million in chemistry, manufacturing and control costs. The increase in expenses related to the Early discovery program was primarily driven by a $2.6 million increase in preclinical costs.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and share-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to chemistry, manufacturing and controls.
We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.

General and Administrative Expenses
General and administrative expenses were $5.9 million for the three months ended September 30, 2024, as compared to $3.6 million for the three months ended September 30, 2023. The increase was primarily attributable to: (1) approximately $1.6 million in employee-related expenses, including an increase of $1.1 million in stock-based compensation expense, driven by an increase in headcount to support our transition into a public company, (ii) approximately $0.3 million in professional services and consulting fees, (iii) approximately $0.6 million related to rent associated with the Company’s assumption of legacy Neoleukin facilities (the Eastlake Lease and Blaine Lease), and (iv) $0.6 million related to corporate related expenses and market research costs. This was partially offset by a business email compromise attack by a third party in the prior period. This resulted in the diversion of payments totaling approximately $0.9 million to a fraudulent bank account. Subsequent to September 30, 2023, the Company has recovered approximately $0.8 million of the diverted funds.
General and administrative expenses were $16.4 million for the nine months ended September 30, 2024, as compared to $8.6 million for the nine months ended September 30, 2023. The increase was primarily attributable to: (1) approximately $3.8 million in employee-related expenses, including an increase of $2.2 million in stock-based compensation expense, driven by an increase in headcount to support our transition into a public company, (ii) approximately $1.8 million in professional services and consulting fees, (iii) approximately $1.7 million related to rent associated with the Company’s assumption of legacy Neoleukin facilities (the Eastlake Lease and Blaine Lease), and (iv) $1.4 million related to corporate related expenses and market research costs. This was partially offset by a business email compromise attack by a third party in the prior period. This resulted in the diversion of payments totaling approximately $0.9 million to a fraudulent bank account. Subsequent to September 30, 2023, the Company has recovered approximately $0.8 million of the diverted funds.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $1.2 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to a significant increase in the amount of Neurogene’s cash balances.
Interest income increased by $4.0 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to a significant increase in the amount of Neurogene’s cash balances.
Other Income
Other income increased by $0.1 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to sublease income associated with the Eastlake Lease assumed after the Reverse Merger closed.
Other income increased by $0.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to sublease income associated with the Eastlake Lease assumed after the Reverse Merger closed.
Other Expenses
Other expenses were insignificant for the three months ended September 30, 2024 and for the three months ended September 30, 2023.
Other expenses increased by $1.1 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to (1) the accrual of contingent consideration liabilities related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement and (2) the accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state.

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
As of September 30, 2024, we had cash, cash equivalents and short term investments totaling $139.0 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through private placements of convertible preferred stock and common stock for net proceeds of approximately $521.9 million, including the amount raised in the November 2024 Private Placement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(53,107)	$(34,450)
Net cash used in investing activities	(22,645)	(193)
Net cash used in financing activities	(5,994)	(1,815)
Net decrease in cash, cash equivalents and restricted cash	$(81,746)	$(36,458)
Cash Flows from Operating Activities
For the nine months ended September 30, 2024, we used $53.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $55.6 million, a $5.1 million net decrease in our operating assets and liabilities and noncash charges of $7.6 million, which consisted primarily of $5.8 million of stock-based compensation, $2.4 million in depreciation and $0.5 million in non-cash operating lease expense, partially offset by $1.5 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates, costs associated with the Reverse Merger and the Pre-Closing Financing, and related severance and retention payments to former Neoleukin employees.

For the nine months ended September 30, 2023, we used $34.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $38.7 million and a $0.2 million net increase in our operating assets and liabilities, offset by noncash charges of $4.0 million, which consisted primarily of $2.4 million in depreciation, $1.1 million in stock-based compensation and $0.5 million in non-cash operating lease expense. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the nine months ended September 30, 2024, net cash flows used in investing activities consisted of purchases of investments of $80.2 million and purchases of property and equipment of $0.7 million, partially offset by purchases of investments of $58.3 million.
For the nine months ended September 30, 2023, net cash flows used in investing activities consisted of purchases of property and equipment of $0.2 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger, partially offset by proceeds of $1.2 million from the exercise of stock options.
For the nine months ended September 30, 2023, net cash flows provided by financing activities consisted of $2.0 million in offering costs paid in connection with the Pre-Closing Financing, partially offset by proceeds of $0.2 million from the exercise of stock options.
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

Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between the Company and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). As of September 30, 2024, approximately $1.2 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of September 30, 2024, approximately $0.1 million is recorded within the contingent value rights liability as an offset arising from the Intellectual Property CVR on the Company's condensed consolidated balance sheet due to deductions permitted under the Merger Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our condensed consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of September 30, 2024, the liability in the condensed consolidated financial statements arising from the Sales Tax CVR was $0.3 million. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following tables summarize our contractual obligations and commitments as of September 30, 2024 (in thousands):

Maturity of operating lease liabilities
2024 (remaining)	$982
2025	3,987
2026	3,695
2027	3,239
2028	3,294
2029	613
Total lease payments	$15,810

Maturity of finance lease liabilities
2024 (remaining)	$15
2025	60
2026	21
2027	6
Total lease payments	$102

	September 30, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Lease CVR	$436	$717	$281	$1,006
Intellectual Property CVR	—	(71)	—	—
Sales Tax CVR	332	—	—	—
Total CVR liability	$768	$646	$281	$1,006

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
License and Collaboration Agreements
License Agreement with The University of North Carolina
In May 2019, Neurogene entered into an Exclusive License Agreement with the University of North Carolina at Chapel Hill (“UNC”) to obtain an exclusive, worldwide, royalty bearing license, with the right to grant sublicenses under certain patents to make, use, or sell products covered by such patents for prevention or treatment of disease or medical or genetic conditions, including CLN5 Batten disease or other diseases from dysfunction of the CLN5 gene. Neurogene is obligated to pay UNC up to $1.7 million in sales-related milestones for licensed products based on annual sales of the licensed product in excess of defined thresholds and low single-digit percentage royalties on net sales of licensed product for as long as there is a valid patent claim under the patent rights. Neurogene is also required to reimburse any patent expenses, as well as pay a nonrefundable annual maintenance fee which, when royalties become due and payable, will be creditable against such royalties. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
License Agreement with Stanford
In August 2024, we entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of our product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, we are obligated to pay up to $0.5 million in licensing fees. We may terminate this agreement for convenience upon 30 days’ notice.
Off-Balance Sheet Arrangements
We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2024.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have incurred significant losses since inception, expect to incur significant losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products for sale, have not generated any product revenue and may never generate product revenue or become profitable.
•NGN-401 and our pre-clinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•We are substantially dependent on the success of our most advanced product candidate, NGN-401, and our ongoing and anticipated clinical trials of NGN-401 may not be successful.
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

•We may be required to allocate resources to fulfilling the requirements of the Contingent Value Rights Agreement entered into in connection with the Reverse Merger related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
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
We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2018, we have incurred significant operating losses and have used substantially all of our resources to conduct research and development activities, preclinical studies and Phase 1/2 clinical trials of our most advanced product candidates, establish in-house manufacturing capabilities, including analytical and process development operations to support ongoing manufacturing operations, manufacture product candidates, conduct business planning, develop and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin on time, meet our anticipated timelines for enrollment and data analysis, or be completed on time, if at all. In addition, while we are conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and have completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, we have not yet demonstrated our ability to successfully complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception of $242.8 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to the potential wind down of our program for NGN-101. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program, but may elect to close the program. In addition, if we obtain regulatory approval for any product candidate for commercial sale, including NGN-401, we anticipate incurring significant commercialization expenses related to product manufacturing, marketing, sales and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to those that we currently anticipate. Because the design and outcome of our current, planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any product candidate we develop. Our future capital requirements depend on many factors, including factors that are not within our control.

We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, after giving effect to our private placement financing in November 2024, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the second half of 2027. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing and progress of preclinical and clinical development activities, including any impact to our NGN-401 clinical trial activities relating to our participation in the FDA’s Support for clinical trials Advancing Rare disease Therapeutics (“START”) program and the Regenerative Medicine Advanced Therapy (“RMAT”) program;
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
•the outfitting and validation of our cGMP manufacturing facility, including expansion to commercial scale;
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $55.6 million for the nine months ended September 30, 2024 and our cumulative net loss from inception as of September 30, 2024 was $242.8 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Risks Related to Discovery, Development and Commercialization
We face competition from entities that have developed or may develop programs for the diseases we plan to address with NGN-401 and other product candidates in development.
The development and commercialization of biological products is highly competitive. If approved, NGN-401 or any other product candidates we may develop will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, NGN-401 or other product candidates we may develop.
As described in “Business—Competition” in our Annual Report on Form 10-K, our competitors have developed, are developing or may develop programs or clinical stage products competitive with NGN-401 or our other earlier stage product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community for Rett syndrome and any new treatments for Rett syndrome. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy or potency, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective or potent, have a more attractive or less invasive dosing profile or presentation or are less expensive than any products we may develop, or if competitors develop competing products that enter the market more quickly than we are able to, if we are able to at all, and are able to gain market acceptance.
NGN-401 and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market, NGN-401 is in the early stages of clinical development. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. All of our programs other than NGN-401 and NGN-101 are in early stages of preclinical development. As a result, we expect it will be many years before we commercialize our product candidates and ultimately may not be successful in commercializing any of our product candidates. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our lead product candidate NGN-401 or other product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates we may develop.
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
In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. Similar challenges may prevent our success with or increase the cost of other our other current, planned or future clinical trials. We or our collaborators may experience delays in initiating or completing clinical trials, and also may experience unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize NGN-401 or any other product candidates, including:
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
If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. In November 2024, we were advised of a serious adverse effect (“SAE”) experienced by a recently dosed participant in the 3E15 vg dose (high dose cohort) of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The FDA completed a review of the safety data for NGN-401 and allowed Neurogene to proceed with the Phase 1/2 trial using the 1E15 vg dose (low-dose cohort). Neurogene paused further use of the 3E15 vg dose (high-dose cohorts) upon initial notification of the SAE and does not plan to enroll any further participants at the 3E15 vg dose.
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

We may not have the financial resources to continue development of, or to modify existing collaborations or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, NGN-401 or any other product candidates we are developing or may develop in the future. We or our current or future collaborators’ inability to complete development of, or commercialize, NGN-401 or any other product candidates or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
Although AAV9 has been tested in numerous clinical trials and is an approved serotype for at least one gene therapy product, we cannot be certain that our AAV9 product candidates will successfully advance through preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. In November 2024, a recently dosed participant in the high dose cohort of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome experienced a severe adverse event (“SAE”) consistent with known risks of AAV gene therapy. We are continuing to monitor this SAE, but cannot ensure that other SAEs related to the use of AAV9 will not occur, or that we will not experience delays or other negative impacts to our clinical trial related to this or other AAV-related SAEs. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS and certain retinal cells may also limit the potential efficacy or potency of any of our product candidates, including NGN-401.
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
Successful and timely completion of clinical trials will require that we enroll and maintain a sufficient number of patients. Patient enrollment is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate global incidence of Rett syndrome to be approximately one in 10,000 live births. Accordingly, it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, any natural history studies that we or our collaborators may conduct may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials, or may choose to not enroll in our clinical trials.
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
We are substantially dependent on the success of our most advanced product candidate, NGN-401, and our ongoing and anticipated clinical trials of NGN-401 may not be successful.
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, NGN-401. We are investing a majority of our efforts and financial resources into the research and development of this product candidate, as we are currently conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome. If topline results from our Phase 1/2 clinical trial of NGN-401 are successful, we anticipate initiating a pivotal clinical trial, pending future regulatory feedback on various aspects of development such as the pivotal trial design and manufacturing related requirements.
NGN-401 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate revenues from product sales, if any. We are not permitted to market or promote this product candidate, or any other product candidates that we may develop, before we receive marketing approval from the FDA and/or comparable foreign regulatory authorities, and we may never receive such marketing approvals.
The success of NGN-401 will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. Accordingly, we cannot guarantee that we will ever be able to generate revenue through the sale of this product candidate, even if approved. If we are not successful in commercializing NGN-401, or are significantly delayed in doing so, our business will be materially harmed.
We may not be successful in identifying and advancing a strategy to continue the development of NGN-101 for CLN5 Batten disease, and in the meantime, may incur additional costs as we continue the post-dosing phases of our clinical trial for NGN-101.
In November 2024, we announced that we are not able to move forward with the NGN-101 CLN5 Batten disease gene therapy program at the present time because of an inability to align on a streamlined registrational pathway with the FDA for that product candidate, but that we would continue to evaluate options for that program. We may consider a range of potential alternatives for the program, which could include continuing to discuss possibilities for a streamlined pathway to registration with the FDA, looking for a partner or out-licensing the product candidate entirely, but there can be no assurance that we will find any reasonable alternative to move the program forward or that we would elect to move the program forward at all.
In addition, while we have completed dosing in the Phase 1/2 clinical trial of NGN-101 for CLN5 Batten disease, we do intend to continue to follow the patients who received treatment in the clinical trial and therefore may continue to incur certain incremental costs related to the continued observations in that clinical trial, even if we are not able to find a future path to commercialization for this product candidate.

Our programs are focused on the development of therapeutics for patients with neurological diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to approved or marketable products.
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our Phase 1/2 clinical trial of NGN-401 will involve a small patient population. Because of the small sample sizes, the results of this trial may not be indicative of results of future clinical trials.
If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of NGN-401 or any other product candidates may be delayed and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, the commercialization of NGN-401 or any other product candidates may be delayed or never achieved and, as a result, our stock price may decline.
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
Furthermore, failure can occur at any time during the preclinical study or clinical trial process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, especially as our initial clinical trials do not contain a control arm. In addition, we have designed our initial clinical trials with relatively small cohorts before expanding in size and dosing in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from dose escalating or subsequently expanding into larger trial cohorts. In November 2024, we were advised of a serious adverse effect (“SAE”) experienced by a recently dosed participant in the 3E15 vg (high dose cohort) of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The FDA completed a review of the safety data for NGN-401 and allowed Neurogene to proceed with the Phase 1/2 trial using the 1E15 vg dose (low-dose cohort). Neurogene paused further use of the 3E15 vg dose (high-dose cohorts) upon initial notification of the SAE and does not plan to enroll any further participants at the 3E15 vg dose.
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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We are conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome. If the FDA or comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed, or we may not be able to pursue further development due to such delays. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. We cannot be sure that submission of an IND application, clinical trial application (“CTA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to require us to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; difficulties in patient enrollment in our clinical trials for a variety of reasons; delays related to safety concerns; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CDMO and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.
We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, the competent authorities and/or ethics committees of the UK, Australia, EU Member States or other regulatory authorities, if a clinical trial is recommended for suspension or termination by the DSMB or equivalent body for such trial, or on account of changes to federal, state, or local laws. If we are required to conduct additional clinical trials or other testing of NGN-401 or any other product candidates beyond those that we contemplate, if we are unable to successfully complete clinical trials of NGN-401 or any other product candidates, if the results of such trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
In addition, even if we are able to successfully complete the clinical trial for NGN-401, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome, where the very small patient population makes it difficult to conduct two traditional, adequate and well-controlled studies. In such cases, the FDA or comparable foreign regulatory authorities are often required or permitted to exercise flexibility in approving therapies for such diseases, but obtaining flexibility is uncertain and may never occur. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in the other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or applicable regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

Preliminary, “topline” or interim data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures.
From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. Preliminary, interim or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously disclosed. These preliminary, interim or topline data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. For example, in June 2024, we announced initial safety data related to dosing of our first participant in the 3E15 vg (high-dose) cohort of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome which suggested a favorable safety profile for the 3E15 vg dose. In November 2024, an SAE was reported in a participant who received the 3E15 vg dose (high-dose), which caused us to revise our assumptions regarding the safety profile of the 3E15 vg dose (high dose). Because of this potential for change, preliminary, interim and topline data should be viewed with caution until final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of a particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, interim or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, NGN-401 or any other product candidate may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, differences between preliminary, interim or topline data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
Our current or future clinical trials may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of NGN-401 or any other product candidates or result in potential product liability claims.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. The low-dose cohort of our Phase 1/2 clinical trial for NGN-401 has not shown any such characteristics to date, however, we have not yet completed those clinical trials and in November 2024, a recently dosed participant in the high-dose cohort of the NGN-401 clinical trial experienced a significant adverse event consistent with the known risks of AAV gene therapy. If additional serious adverse events or other adverse events or side effects that are significant in nature are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to delay enrollment or abandon one or more cohorts of a trial or delay or abandon the trials or our development efforts of one or more product candidates altogether, including NGN-401. We, the FDA, EMA, or other applicable regulatory authorities, or an IRB, may require suspension of any clinical trials of NGN-401 or any other product candidates at any time for various reasons, including a finding that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. In addition, as gene replacement has a potentially life-long activity, with no ability to withdraw the product as with other treatment modalities, this profile could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with NGN-401 or any other product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from NGN-401 or any other product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
In addition, even if we successfully advance NGN-401 or any other product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of follow up to such product candidates. As a result, we cannot be assured that adverse effects of NGN-401 or any other product candidates will not be uncovered when a significantly larger number of patients are exposed to such product candidate after approval, or a significantly longer follow up post-dosing is obtained as part of regulators’ recommendations for long-term follow up of clinical study subjects treated with gene therapy. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

We have expended substantial efforts and costs testing our EXACT technology in preclinical studies of NGN-401, including completing toxicology studies prior to the FDA providing clearance of the IND for NGN-401. However, we cannot guarantee that significant adverse effects will not be seen in clinical trials for NGN-401, which could result in clinical holds, delays, suspension or withdrawal of our IND. If any of the foregoing events occur or if NGN-401 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may expend our limited resources to pursue a particular product candidate, such as NGN-401, and fail to capitalize on candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we intend to focus our research and development efforts on certain selected product candidates. For example, to date we have allocated significant resources to our most advanced product candidates, NGN-401 and NGN-101. As a result, we may forgo or delay pursuit of opportunities with other potential candidates that may later prove to have greater commercial potential. For example, in November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such candidate.
Even if regulatory approval is obtained, any approved products resulting from NGN-401 or any other product candidate may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.
Even if regulatory approval is obtained for NGN-401 or any other product candidates, our product candidates may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. There is currently one FDA-approved product and multiple other product candidates in various stages of development for the treatment of Rett syndrome. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a gene therapy replacement with a target product profile such as that of NGN-401 or for its targeted indications, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing or future collaborators. Market acceptance of NGN-401 or any other product candidates will depend on many factors, including factors that are not within our control.
Sales of biological products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that any of our approved products are safe, therapeutically effective or potent, cost effective or less burdensome as compared with competing treatments. If NGN-401 or any other product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product and may not become or remain profitable.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and RMAT program, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. If topline results from our Phase 1/2 clinical trial of NGN-401 are successful, we intend to engage with the FDA and other comparable foreign regulators to determine the requirements to support initiation of a pivotal clinical trial. However, regulatory authorities may recommend changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program. In addition, regulatory authorities could require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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
Other risks relating to the manufacture of biologics and drug products include: production interruptions, delays in quality/release testing, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, war, cases of force majeure, weather-related events, acts of god (such as public health crises) or other events beyond our control and, in each case, could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.
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
We have engaged CROs or other third parties to conduct preclinical and IND enabling studies and our clinical trials, including our Phase 1/2 clinical trial of NGN-401.
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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of NGN-401 or any other product candidates.
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
Our future growth may depend, in part, on our ability to develop and commercialize NGN-401 or other product candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and may never receive such regulatory approval for any product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of NGN-401 or other product candidates, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets or to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of NGN-401 or other product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of NGN-401 or other product candidates and ultimately commercialize such product candidates in foreign markets, we would be subject to the risks and uncertainties of operating in such foreign markets, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

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
Further, since we sponsor clinical trials, any breach that compromises patient data and identities causing a breach of privacy could have significant adverse consequences on our business. For example, the loss of clinical trial data from completed or future clinical trials could affect trust in us, negatively impacting our ability to recruit for future clinical trials, result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or inappropriate disclosure of confidential proprietary information, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of NGN-401 or other product candidates could be delayed.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of September 30, 2024, we license 29 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of September 30, 2024, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
We depend on, and will continue to depend on, our current licenses with the University of Edinburgh, Virovek, Inc. (“Virovek”), Sigma-Aldrich Co. LLC (“Sigma”), Leland Stanford Junior University (“Stanford”) and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:
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
We are party to license agreements with the University of Edinburgh, Virovek, Sigma and Stanford and may from time to time in the future be party to other license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. Despite our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, participation in these programs is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of a pivotal trial design or approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA.
Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our most advanced product candidate, NGN-401, we must demonstrate through lengthy, complex and expensive preclinical and clinical trials that such product candidates are safe, pure and effective or potent for each targeted indication. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.

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
Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in us failing to obtain regulatory approval to market NGN-401 or other product candidates, which would significantly harm our business, results of operations and prospects.
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

Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA, and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety, purity and efficacy or potency of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. Because of this complexity, even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, the regulatory approval process for product candidates such as those being developed by us can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.
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
We plan to conduct clinical trials outside the United States, including in Australia, the UK, Europe or other foreign jurisdictions. For example, we are currently conducting our Phase 1/2 clinical trials for NGN-401 in the United States, the UK and Australia. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Even if the FDA accepts such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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
Even if we receive regulatory approval of NGN-401 or other product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we may receive for NGN-401 or other product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety, purity and efficacy or potency of such product candidates, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy in order to approve a product candidate, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or comparable foreign regulatory authorities approve a product candidate, the products and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, purity, efficacy or potency, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs.

If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring the addition of labeling statements, such as a “black box” warning or a contraindication, requiring creation of a medication guide outlining the risk of such side effects for distribution to patients, withdrawal or suspension of existing approvals or licenses, refusal to approve pending applications or supplements, restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. The occurrence of any event or penalty described above may inhibit our ability to commercialize NGN-401 or other product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
We may face difficulties from healthcare legislative reform measures.
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of NGN-401 or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.
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
Even if we are able to commercialize NGN-401 or other product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such products at competitive prices which would seriously harm our business.
We intend to seek approval to market NGN-401 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See “Business—Government Regulation—Coverage and Reimbursement” and “—Regulation in the European Union” in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize product candidates.

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
While we have received Fast Track designation for NGN-401 for the treatment of Rett syndrome and NGN-401 has been accepted into the FDA’s START Pilot Program and RMAT program, such designations may not lead to a faster development or regulatory review or approval process.
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

The FDA’s RMAT designation program is intended to fulfill the requirement of the 21st Century Cures Act that the FDA facilitate an efficient development program for, and expedite review of, any product that meets the following criteria: (1) it qualifies as an RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition. In 2024, the FDA granted an RMAT designation for NGN-401 for the treatment of Rett syndrome. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or may be able to rely upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT designation does not change the standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. We have received Fast Track designation in the United States for NGN-401 for the treatment of Rett syndrome and we may seek additional designations for one or more of our other product candidates that could expedite review and approval by the FDA.
Participation in the START Pilot Program, RMAT designation and the designation of a product for Fast Track review are within the discretion of the FDA. In addition, the START Pilot Program is in its first year as a pilot program, so there is no historical information on how that program is expected to be administered, and the stated intentions of the program may not be met, or the program may cease to have appropriate funding due to changes in the regulatory landscape. Moreover, neither participation in the START Pilot Program nor the receipt of either Fast Track designation or RMAT designation for a product candidate is any guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. Neither participation in the START Pilot Program nor either Fast Track designation or RMAT designation will assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for those programs, and we may not receive the benefits of those programs for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened.
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
We may seek an RMAT designation or a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate qualifies as an RMAT, that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such a disease or condition, the FDA may grant participation in the RMAT program for that product candidate. If the FDA determines that a product candidate offers a treatment for a serious condition, and if approved, would provide a significant improvement in safety or effectiveness where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
As with the Fast Track designation and selection for participation in the START Pilot Program, these designations are within the discretion of the FDA. Even if we believe that one or more of our product candidates meets the criteria for these designations, the FDA may not agree and instead determine to not make such a designation. Even if one or more of our product candidates qualifies for either or both of these designations, the FDA may later decide that such product candidate no longer meets the conditions for those designations, and we may not receive the benefits of the designation for that product candidate. If a product candidate is awarded one or both designations by the FDA, it may not result in a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, and it does not assure ultimate marketing approval of such product candidate by the FDA.

We have received orphan drug designation for NGN-401 for the treatment of Rett syndrome and we may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
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
We have received Rare Pediatric Disease designation by the FDA for NGN-401 for the treatment of Rett syndrome. However, Rare Pediatric Disease designation for any of our product candidates does not guarantee that the BLA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that our product candidates will receive marketing approval.
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. While we have obtained Rare Pediatric Disease designation for NGN-401 for the treatment of Rett syndrome, it is unlikely that this product candidate will be approved by September 30, 2026. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date in December 2024. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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
We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the current and future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we believe we currently maintain adequate product liability insurance for NGN-401, NGN-101 and other product candidates, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
We may be required to allocate resources to fulfilling the requirements of the CVR Agreement entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of September 30, 2024, there are approximately 16,970,821 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock, which does not include the issuance of 4,000,042 shares of common stock or shares issuable on exercise of pre-funded warrants in relation to our private placement financing in November 2024. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than (a) shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, (b) shares issued in the November Private Placement, which are expected to be registered for resale pursuant to a Registration Rights Agreement entered into between the Company and the purchasers of those securities and (c) certain shares held by the Company’s directors that are subject to lock-up agreements entered into in connection with the November private placement that expire in December 2024 are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

10.1†	Nonexclusive License Agreement between Neurogene Inc. and the Board of Trustees of the Leland Stanford Junior University dated August 6, 2024
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
†Portions of this exhibit (indicated by asterisk) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2024	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2024	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)