Form 10-K
period 2024-12-31
Neurogene Inc.
filed 2025-03-24
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market (“Nasdaq”) on June 30, 2024, was $375,985,920, based on the closing price on Nasdaq reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 14,929,566 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding as of March 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates (the “2025 Proxy Statement”).

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
•NGN-401 and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•We are substantially dependent on the success of our most advanced product candidate, NGN-401, and our ongoing and anticipated clinical trials of such candidate may not be successful.
•Delays in developing our manufacturing capabilities or failure to achieve operating efficiencies from such capabilities may require us to devote additional resources and management time to manufacturing operations and may delay our product development timelines.
•We have a number of academic collaborations, and currently rely on our collaboration with the University of Edinburgh for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop potential product candidates for our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfil all or part of its obligations under our agreement, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
•We may be required to allocate resources to fulfilling the requirements of the Contingent Value Rights Agreement entered into in connection with the Reverse Merger related to certain legacy lease obligations, which may take away from our core programs and create a distraction for our management and employees.
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
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. We are conducting a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for the treatment of female patients with classic Rett syndrome that is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg. Clinical grade NGN-401 was manufactured at our manufacturing facility, and is being used for dosing in the Phase 1/2 clinical trial. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology.
In addition to NGN-401, we have also been pursuing a conventional gene therapy program in a Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. This patient population has a significant unmet need and experiences extensive neurological and physical impairment leading to blindness, loss of motor function and early mortality. Our Phase 1/2 clinical trial of NGN-101 was the first trial to assess the treatment of both neurodegenerative and ocular disease manifestations of Batten disease. In August 2024, we announced that enrollment was complete in the trial. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted a regenerative medicine advanced therapy (“RMAT”) application to the FDA. Despite our belief that the application met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
Completion of the Reverse Merger and Pre-Closing Financing
On December 18, 2023, (the “Closing”) we completed our business combination in which we merged a subsidiary of our parent company with and into our operating company, with the operating company surviving as a wholly owned subsidiary of the parent. Except where the context requires otherwise, all references to us, we, Neurogene or the Company in this report refer to both our parent company, Neurogene Inc., a Delaware corporation, and our operating subsidiary, Neurogene Inc., a Nevada corporation, which we sometimes refer to as Neurogene OpCo.
The Closing was completed in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”), by and among the Company, Project North Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Neurogene OpCo, pursuant to which, among other matters, Merger Sub merged with and into Neurogene OpCo, with Neurogene OpCo surviving as a wholly owned subsidiary of the Company (the “Reverse Merger”). In connection with the completion of the Reverse Merger, the Company changed its name from “Neoleukin Therapeutics, Inc.” (“Neoleukin”) to “Neurogene Inc.,” and the business conducted by the Company became primarily the business conducted by Neurogene OpCo. Immediately prior to Closing, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”). Unless noted otherwise, all references in this Annual Report on Form 10-K to share and per share amounts reflect the Reverse Stock Split.

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
Closing of Private Placement
On November 5, 2024, we closed a private investment in public equity financing in which we sold 1,835,000 shares of common stock at a price of $50.00 per share and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant, to certain institutional accredited investors. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company totaled approximately $200.0 million. Net proceeds were approximately $189.5 million, after deducting placement agent fees and offering expenses.
Background
We were founded in 2018, and have devoted substantially all of our resources to conducting research and development activities (including with respect to the NGN-401 and NGN-101 programs) and undertaking preclinical studies, establishing our manufacturing facility, conducting clinical trials and the manufacturing of products used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of approximately $521.9 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $75.1 million and $36.3 million for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, we had an accumulated deficit of $262.3 million and cash, cash equivalents and short-term investments totaling $312.4 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
In December 2020, we entered into the Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh to support our pipeline development and expansion, and to accelerate scientific innovation to continue to improve upon conventional gene therapy. In November 2023, the collaboration agreement was amended and extended through December 2026. The University of Edinburgh has a vibrant community of over 500 neuroscience researchers and is widely recognized as a preeminent center for neuroscience research, especially in areas of neurodegeneration and in neurodevelopmental disorders, such as Rett syndrome. For example, researchers currently in neuroscience centers at the University of Edinburgh conducted the seminal preclinical work for Rett syndrome, including discovery of the MeCP2 protein, its function as a transcriptional repressor, developing the first and most widely adopted animal model of Rett syndrome, demonstrating for the first time the reversibility of phenotypes in any neurodevelopmental disorder as well as the first ever preclinical gene therapy efforts in Rett syndrome. Under the terms of the agreement, we have the option to in-license product candidates from Dr. Stuart Cobb’s laboratory, where he has a dual appointment as a Professor in Translational Neuroscience at the Patrick Wild Centre and the Centre for Discovery Brain Sciences and serves as our Chief Scientific Officer. Dr. Cobb may be entitled to receive in the future a percentage of certain license-related payments from Neurogene to the University of Edinburgh in accordance with the University of Edinburgh’s standard policies for professor inventors.
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
1.Our EXACT Technology. We developed the EXACT technology, in collaboration with the University of Edinburgh, with the goal of solving the problem of variable transgene expression resulting from the inherent limitations we believe exist with conventional gene therapy. We believe our EXACT technology has the potential to overcome this challenge by widening the otherwise narrow therapeutic window for transgene expression in certain complex neurological diseases. The EXACT technology is predicted to be delivery agnostic and compatible with viral and non-viral delivery platforms.
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
Our Pipeline
NGN-401
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. NGN-401 is packaged in an adeno-associated virus 9 (“AAV9”) capsid. In preclinical studies, we assessed a single ICV administration of NGN-401 in multiple preclinical models, including the male knockout mouse model for efficacy, the female Mecp2 mouse model for tolerability, and non-human primates (“NHPs”) for biodistribution and toxicity.
Rett syndrome is an X-chromosome linked neurodevelopmental disorder caused by a pathogenic mutation in one copy of the MECP2 gene that leads to deficiency of the MeCP2 protein in approximately 50% of cells. MeCP2 is a critical protein responsible for normal function in the brain and other parts of the nervous system. Rett syndrome has an estimated global incidence of 1 in 10,000 females. In the United States, the prevalence of Rett syndrome is estimated to be approximately 6,000 to 9,000 patients. The estimated prevalence in the European Union (“EU”) and select foreign countries is estimated in total to be greater than in the United States. Rett syndrome in females is marked by several cardinal clinical features, including significant impairments in communication (for example, an inability to communicate verbally or with their hands), gross and fine motor function, autonomic function, and a range of other disease manifestations. While there is one treatment approved to treat Rett syndrome, there remains a significant unmet need for new treatment options that target the root cause of the disease.
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

*Regulated includes NGN-401 and another EXACT vector; data at 30 days - 13 weeks
NCV: nerve conduction velocity
We assessed peripheral nerve conduction velocity in NHPs treated with EXACT-regulated and unregulated constructs. Animals treated with unregulated construct showed a high overall penetrance (5 of 6 animals) of relevant slowing or complete loss of sural nerve function. In contrast, a low incidence (2 of 15 animals) of relevant sural NCV slowing was observed in animals treated with regulated vectors (NGN-401 and a second EXACT regulated vector). The absence of sural nerve conduction in the unregulated construct group was observed at 1 month post dosing and was considered adverse while all other findings indicated low incidence of minor or moderate impact on the respective nerve function. These remained within physiologically functional parameters with both constructs.

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

In a second NHP study, we conducted a Good Laboratory Practice (“GLP”) toxicology study with cohorts at two doses with endpoints at three and six months. This study evaluated a >4x safety margin from our starting clinical dose. There were no observations consistent with the signs associated with MeCP2 overexpression. We observed a typical profile for AAV9 administered product, with minimal to slight microscopic findings in the dorsal root ganglion (“DRG”), spinal cord, brain, and peripheral nerves. Despite these microscopic findings, no clinical observations indicative of neurological deficits were noted, and no functional correlates were noted in the electrophysiological data. In the >4x dose, one out of six NHPs had a loss of sural nerve conduction as measured by nerve conduction study, and one of six NHPs showed relevant NCV slowing at the low dose. Given the low incidence of axonopathy, which was limited to a single sensory nerve (sural), and the absence of any other neuropathies, the findings in this GLP study were considered unlikely to be related to a test article effect.
Early transient aminotransferase elevations were also observed, which returned to baseline or near baseline values within approximately the first three weeks following NGN-401 administration and prednisolone prophylaxis, without the need for additional immunosuppression. Based on these findings, the high dose cohort was considered the no-observed adverse effect level (“NOAEL”). Both of these observations (liver and DRG) are commonly observed in NHP models with AAV administration. While liver enzyme elevations have been connected with liver toxicity for certain gene therapy products in humans, these findings are typically resolved in humans without clinical sequalae.
NGN-401 Phase 1/2 Clinical Trial
We are conducting a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for the treatment of female patients with classic Rett syndrome that is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg in eight participants ages 4-10 years old and in a pilot of three older participants of ages 11 years and older. Clinical grade NGN-401 was manufactured at our manufacturing facility and is being used for dosing in the Phase 1/2 clinical trial. NGN-401 is delivered using a one-time ICV procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system underlying Rett syndrome pathophysiology.
The NGN-401 clinical trial has been initiated in three regions— the United States, the United Kingdom (“UK”) and Australia, after clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023, the clearance of the clinical trial application by the UK Medicines and Healthcare Products Regulatory Agency in January 2024, and acknowledgement from the Australian Therapeutic Goods Administration and approval from the Human Research Ethics Committee in May 2024. Participants have been dosed in all three regions.
On November 11, 2024, we announced positive interim efficacy clinical data in participants receiving the 1E15 vg dose (n=4 for efficacy data; n=5 for safety data) from the Phase 1/2 clinical trial with a data cut-off date of October 17, 2024.
The baseline demographics of the first five participants who received the 1E15 vg dose NGN-401 include:
CGI-S = Clinician Global Impression-Severity

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
Improvements were observed in the following:
__________________
*Each participant achieved a 2-point improvement or “much improved” from baseline.
CGI-I = Clinician Global Impression-Improvement; CGI-S = Clinician Global Impression-Severity; RSBQ = Rett Syndrome Behavior Questionnaire
We also announced safety and tolerability data from the Phase 1/2 clinical trial as of the data cut-off date of October 17, 2024. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose. There continue to be no signs or symptoms indicating MeCP2 overexpression toxicity. We continue to expect to provide an update on safety and efficacy data in the second half of 2025, and therefore we do not plan to share interim data updates from the trial before that time.
In November 2024,we announced that post-data cut-off date of October 17, 2024, the third participant receiving a 3E15 vg dose of NGN-401 (high dose) in the trial died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. Hyperinflammatory syndromes can include hemophagocytic lymphohistiocytosis (“HLH”) and multisystem inflammatory syndrome. Based on research we conducted related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose level we are moving forward in the trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose level.
In November 2024, we also shared that we have gained alignment with the FDA on our potency assay strategy and CMC scale-up planning for the program. We expect to share information about our registration trial study in the first half of 2025 and to announce additional Phase 1/2 clinical data in the second half of 2025.
In December 2024, we updated the Phase 1/2 protocol to remove the 3E15 vg dose from the trial and are currently enrolling participants at the 1E15vg dose. Despite our research related to hyperinflammatory syndromes and AAV gene therapy showing that HLH has only been reported following doses of systemic AAV that are higher than the 1E15 vg dose level, in an abundance of caution, we have incorporated into our protocol additional monitoring for markers using the HLH diagnostic criteria, such as ferritin, and a treatment algorithm. When administered early, this treatment algorithm has been used successfully to treat cases of HLH both in AAV gene therapy and other known causes of HLH.

In June 2024, we announced that NGN-401 was one of four sponsors selected by the Center for Biologics Evaluation and Research at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) Pilot Program based on potential for clinical benefits and clinical development program readiness. As part of the START Program, we have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population. In August 2024, we announced that NGN-401 also received RMAT designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include all the benefits of Fast Track and Breakthrough Therapy designation programs, including early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review. In March 2025, we announced that NGN-401 received Priority Medicines (PRIME) designation by the European Medicines Agency (EMA). Medicines are eligible for PRIME if they demonstrate the potential to address an unmet medical need by showing a meaningful improvement of clinical outcomes.
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
NGN-101
NGN-101 is our non-EXACT, conventional gene therapy development candidate for the treatment of CLN5 Batten disease, designed to deliver the CLN5 gene and packaged in an AAV9 capsid. We have completed enrollment in a Phase 1/2 clinical trial for NGN-101 using a dual route of administration to deliver NGN-101 via single ICV and intravitreal (“IVT”) administrations to treat the neurogenerative and ocular disease manifestations of Batten in pediatric patients between the age of three and nine years old who have a confirmed genetic diagnosis of CLN5 Batten disease. In November 2024, we announced that the Company does not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.

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

We conducted an additional study (shown above) in the ovine model of CLN5 disease to evaluate an approximately 4x higher ICV dose of AAV9/oCLN5 administered at an early symptomatic disease stage (six months of age), as well as to further explore IVT dosing. Data in this preclinical model demonstrated that the 4x higher ICV dose of AAV9/oCLN5 along with a modest IVT dose increase was generally well tolerated in this disease model and demonstrated an improved therapeutic effect as compared to the cohort of ovine animals receiving a similar ICV dose as previously tested, and approximately only 30% of the IVT dose. These data provided additional support for our clinical strategy for dose escalation in our ongoing Phase 1/2 clinical trial of NGN-101.
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
As of December 31, 2024, Neurogene licenses 29 patent applications, including Patent Cooperation Treaty, U.S., and international patent applications as described below. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:
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

NGN-401 for Rett Syndrome
We also in-license from the University of Edinburgh 12 pending patent applications worldwide directed to recombinant MECP2 therapeutic constructs and methods for treating Rett syndrome and related conditions (including composition of matter, use, and process of making the therapeutic products). Any patents based on this application, if issued, are expected to expire in 2043, without taking into account any possible patent term adjustment, regulatory extensions, or terminal disclaimers, and assuming payment of all annuities and/or maintenance fees.
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
As of March 20, 2025, we had 107 employees, all of whom were employed full time and 81 of whom were engaged in research, development and technical operations activities. 26 of our employees hold Ph.D. or M.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.

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
Manufacturing
Our fully-operational, cGMP manufacturing facility is located in Houston, Texas, and includes process and analytical development labs. The site is approximately 42,000 square feet, with 6,000 square feet of cleanroom space dedicated to cGMP production of clinical product. Our manufacturing facility is also designed for commercial-grade drug product in the future (if regulatory approval is obtained). The facility includes our experienced team of approximately 60 employees that support process development, analytical development, quality assurance, quality control, manufacturing, supply chain, and maintenance. In addition to our process and analytical development capabilities, we have established a bioanalytical group that allows us to analyze vector biodistribution, mRNA expression, and protein expression from in-vivo preclinical studies. We believe this internal capability provides us with a lower cost structure and greater control over timelines driven by execution of our corporate priorities through dedicated oversight by our employees. We have produced nonclinical material to support our preclinical studies, including product candidates manufactured for use for IND-enabling studies, as well as clinical-grade material used in our Phase 1/2 clinical trial of NGN-401 for Rett Syndrome.
We believe that our in-house manufacturing capabilities enable us to control product quality and development timelines, allow for strategic pipeline flexibility, and provide us with continuity in our process from preclinical to clinical to commercial manufacturing in the future (if regulatory approval is obtained). With in-house manufacturing capabilities designed to transition from preclinical to clinical-stage trials, beginning with NGN-401 for the treatment of Rett syndrome, we believe we are well positioned to avoid future product comparability challenges that other gene therapy companies have faced. NGN-401 has been successfully manufactured at our manufacturing facility and clinical-grade product is available for dosing in our ongoing Phase 1/2 clinical trial for females with Rett syndrome that is currently enrolling patients. We expect to manufacture in our facility subsequent cGMP campaigns for NGN-401, in addition to those for our early discovery pipeline. We believe internalizing our manufacturing capabilities has two significant financial advantages: (1) it provides us with the potential to have maximum flexibility to manufacture product candidates at a reduced cost and (2) it affords us greater control over CMC investments as programs progress through development.
The manufacturing facility is designed to be flexible, scalable, and a multi-product facility that can support two major scalable AAV production processes: transient transfection process using mammalian cells (HEK293) and an insect cell (Sf9) baculovirus based AAV production system. The processing suites are fitted with equipment that supports single-use technology, which we believe reduces the risk of cross-contamination and allows for multiple products to be manufactured utilizing either process. In addition, we designed the fill-finish suite to allow for final product to be vialed in-house. AAV9 vector intended for IND-enabling studies is generated utilizing the same platform process (either HEK293 or Sf9 based) that is expected to be used in the clinic up to a 50L scale in our process development labs. Based on current program needs, the cGMP platform processes are executed at a 200L scale, and we expect to scale up our manufacturing to support anticipated commercial demand.
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
DAYBUE (trofinetide) was approved by the FDA in March 2023 and by Health Canada in October 2024 and is a commercially available treatment in the U.S. and Canada from Acadia for the treatment of Rett syndrome in adults and pediatric patients two years and older. Additionally, Acadia has acquired ex-North American rights to trofinetide and has submitted a Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) and announced plans to seek approval for trofinetide in Asia and other regions in the future. However, we do not view trofinetide as directly competitive to our product candidate given the distinct mechanism of action of NGN-401, which we believe addresses the root cause of disease by replacing the missing protein.
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
License Agreement with Stanford
In August 2024, we entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10 year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in licensing fees. We may terminate this agreement for convenience upon 30 days’ notice.
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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•manufacture of the proposed biologic candidate in accordance with current good manufacturing practices (“cGMPs”);
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements and to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a biologics license application (“BLA”), after completion of pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.
Preclinical and Clinical Development
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed.
Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.
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
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

BLA Submission and Review
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan (“PSP”) within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.
Additional Considerations for Gene Therapy Products
In addition to the regulations discussed above, there are a number of additional considerations that apply to clinical trials involving the use of gene therapy. Supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. The FDA has issued various guidance documents regarding gene therapies, which outline additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product efficacy or potency in support of an IND or BLA application; and measures to observe delayed adverse effects in subjects who have been exposed to investigational gene therapies when the risk of such effects is high. For instance, the FDA usually recommends that sponsors observe all surviving subjects who receive treatment using gene therapies that are based on adeno-associated virus vectors in clinical trials for potential gene therapy-related delayed adverse events for a minimum five-year period. FDA does not require the long-term tracking to be complete prior to its review of the BLA.
In 2024, the FDA began accepting applications from sponsors for the START pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for a rare disease. The pilot is designed to be milestone-driven (i.e., to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communications with FDA. In June 2024, we announced that NGN-401 for Rett syndrome was selected by FDA for the START pilot program.
A product candidate may be eligible for participation in the START Pilot program if an IND has been submitted in electronic common technical document format unless a waiver is granted; the sponsor has demonstrated substantial effort to ensure that CMC development aligns with clinical development; and, for CBER-regulated products, the product must be under development towards a marketing application under an existing OTP-regulated IND, and is intended to address an unmet medical need as a treatment for a rare disease or serious condition, which is likely to lead to significant disability or death within the first decade of life. The START Pilot Program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with FDA review staff. These enhanced communications will include, at a minimum, an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and discuss specific issues for which a sponsor requests enhanced communication with FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor and FDA.

Expedited Development and Review Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. We have received fast track designation for NGN-401 for the treatment of Rett syndrome.
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers. We may seek breakthrough therapy designation for one or more of our product candidates, including NGN-401 for the treatment of Rett syndrome.

Regenerative medicines, which include AAV gene therapies like the one we are using in our NGN-401 clinical trial for the treatment of Rett syndrome, are eligible to receive the RMAT designation. An RMAT is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions. Such a product is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates it has the potential to address unmet medical needs for such disease or condition. Advantages of the RMAT designation include early interactions with the FDA to discuss the development plan for the product candidate, including potential surrogate or intermediate endpoints, and eligibility for rolling and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. In August 2024, we announced the NGN-401 had received RMAT designation for the treatment of Rett syndrome. We may also request RMAT designation for future product candidates.
Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation, breakthrough therapy designation, START designation and/or RMAT designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review). We have not sought priority review for any of our product candidates to date, but may do so in the future, including for NGN-401 for the treatment of Rett syndrome.
Fast track designation, breakthrough therapy designation, START designation, RMAT designation and priority review do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act of 1983, the FDA may grant orphan drug designation to a product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that product candidate. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. We have received an orphan drug designation for NGN-401 for the treatment of Rett syndrome. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.
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
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance.
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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
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
Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.
The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.
A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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
Patent Term Extension
In the United States, after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.
Rare Pediatric Disease Designation and Priority Review Vouchers
Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics intended to treat conditions that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Rett syndrome qualifies as a rare pediatric disease, and we have received rare pediatric disease designation for NGN-401 for the treatment of Rett syndrome, and we may request such designation for future product candidates if the diseases they are intended to treat meet the definition of a rare pediatric disease. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (a “PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program to allow for the designation of drugs for rare pediatric diseases through December 20, 2024, with the potential for PRVs to be granted through September 30, 2026. If Congress does not further extend this program, we may not meet the deadline for PRVs to be granted for our current programs given the expected timeline of development.
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

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.
HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute in order to have committed a violation.
The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The PHSA also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.
The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.
We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
We are also subject to additional similar U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity and availability of all PHI created, received, maintained or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.
Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.
In addition, certain state laws, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household - unless it is subject to HIPAA - and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.
Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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
Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:
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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.
In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.
Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress.
In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
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
Other Government Regulation Outside of the United States
In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, quality control, labeling, packaging, storage, record keeping, distribution, reporting, export and import, advertising, marketing and other promotional practices involving biological products as well as authorization, approval as well as post-approval monitoring and reporting of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

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
Regulation in the European Union
European Data Laws
The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States. The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the European Economic Area (“EEA”) that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the UK, personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.
Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.
Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.
Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (CTR), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

Additionally, following the UK’s withdrawal from the EU and the EEA, companies also have to comply with the UK’s data protection laws (including the UK GDPR (as defined in section 3(10) (as supplemented by section 205(4)) of the Data Protection Act 2018 (the DPA 2018)), the DPA 2018, and related data protection laws in the UK). Separate from the fines that can be imposed by the GDPR, the UK regime has the ability to fine up to the greater of £17.5 million or 4% of global turnover. Companies are subject to specific transfer rules under the UK regime which broadly mirror the GDPR rules. On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (IDTA) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (Addendum) and a document setting out transitional provisions. The IDTA and Addendum came into force on March 21, 2022 and replaced the old SCCs for the purposes of the UK regime. Regarding transfers from the UK to the EEA, personal data may flow freely since the EEA is deemed to have an adequate data protection level for purposes of the UK regime. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the United States, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the transfer is to a U.S. company participating in the EU-US Data Privacy Framework and the UK Extension.
Drug and Biologic Development Process
Regardless of where they are conducted, all clinical trials included in applications for marketing authorization (“MA”) for human medicines in the EU/ EEA must have been carried out in accordance with EU regulations. This means that clinical trials conducted in the EU/EEA have to comply with EU clinical trial legislation but also that clinical trials conducted outside the EU/EEA have to comply with ethical principles equivalent to those set out in the EEA, including adhering to international good clinical practice and the Declaration of Helsinki. The conduct of clinical trials in the EU is governed by the CTR, which entered into force on January 31, 2022. The CTR replaced the Clinical Trials Directive 2001/20/EC, (“Clinical Trials Directive”) and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.
Under the former regime, which will expire after a transition period of three years, as outlined below in more detail, before a clinical trial can be initiated it must be approved in each EU member state where there is a site at which the clinical trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. The NCA of the EU Member States in which the clinical trial will be conducted must authorize the conduct of the trial, and the independent Ethics Committee must grant a positive opinion in relation to the conduct of the clinical trial in the relevant EU member state before the commencement of the trial. Any substantial changes to the trial protocol or other information submitted with the clinical trial applications must be submitted to or approved by the relevant NCA and Ethics Committees. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and to the Ethics Committees of the EU member state where they occur.
A more unified procedure will apply under the new CTR. A sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single-entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the EC published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites.
Under both the former regime and the new CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future MAA of the product concerned.
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a MA. To obtain an MA of a drug under EU regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.
To be used or sold in the UK, a drug must have an effective MA obtained by a centralized application through EMA or a national application. National applications are governed by the Human Medicines Regulations (SI 2012/1916) (the “HMRs”). Applications are made electronically through the Medicines and Healthcare products Regulatory Agency (“MHRA”) Submissions Portal. The process from application to authorizations generally takes up to 210 days, excluding time taken to provide any additional information or data required by the MHRA.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Reliance Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024, and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a marketing authorization in the UK.
Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue-engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of an MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.
Under the centralized procedure, the CHMP established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation.
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

Decentralized Authorization Procedure
Medicines that fall outside the mandatory scope of the centralized procedure have three routes to authorization: (i) they can be authorized under the centralized procedure if they concern a significant therapeutic, scientific or technical innovation, or if their authorization would be in the interest of public health; (ii) they can be authorized under a decentralized procedure where an applicant applies for simultaneous authorization in more than one EU member state; or (iii) they can be authorized in an EU member state in accordance with that state’s national procedures and then be authorized in other EU countries by a procedure whereby the countries concerned agree to recognize the validity of the original, national MA (mutual recognition procedure).
The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant an MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.
Risk Management Plan
All new MAAs must include a Risk Management Plan (“RMP”) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted: (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA, subject only to limited redactions.
MA Validity Period
MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.
Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Conversion refers to the procedure by which, as of January 1, 2021, MAs granted on the basis of a centralized procedure in the EU are only valid in Northern Ireland but not in Great Britain, whereas, prior EU authorizations have all been automatically converted into UK MAs effective in Great Britain only.
On the other hand, for the EU, in the case the drug has been marketed in the UK, the placing on the UK market before the end of the period starting when the UK left the EU on January 31, 2020, and ending on December 31, 2020 (the Brexit Transition Period) will be taken into account. If, after the end of the Brexit Transition Period, the drug is not placed on any other market of the remaining member states of the EU, the three-year period will start running from the last date the drug was placed on the UK market before the end of the Brexit Transition Period.

Exceptional Circumstances/Conditional Approval
Similar to accelerated approval regulations in the United States, conditional MAs can be granted in the EU in exceptional circumstances. A conditional MA can be granted for medicinal products where, although comprehensive clinical data referring to the safety and efficacy of the medicinal product have not been supplied, a number of criteria are fulfilled: (i) the benefit/risk balance of the product is positive, (ii) it is likely that the applicant will be in a position to provide the comprehensive clinical data, (iii) unmet medical needs will be fulfilled by the grant of the MA and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. Once a conditional MA has been granted, the MA holder must fulfil specific obligations within defined timelines. A conditional MA is valid for one year and must be renewed annually, but it can be converted into a standard MA once the MA holder fulfils the obligations imposed and the complete data confirm that the medicine’s benefits continue to outweigh its risks.
Data and Market Exclusivity
As in the United States, it may be possible to obtain a period of market and/or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received an MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining an MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCE”), approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.
An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.
The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).
Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the EU’s regulatory authorities to include an NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages, for example, a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not a MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
The EMA’s Committee for Orphan Medicinal Products reassesses the orphan drug designation of a product in parallel with the review for an MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. We have received orphan drug designation from the EMA’s Committee for NGN-401 for the treatment of Rett syndrome.
During the 10-year period of market exclusivity, with a limited number of exceptions, the regulatory authorities of the EU Member States and the EMA may not accept applications for MA, accept an application to extend an existing MA or grant an MA for other similar medicinal products for the same therapeutic indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity for an orphan-designated condition when the results of specific studies are reflected in the Summary of Product Characteristics (“SmPC”) addressing the pediatric population and completed in accordance with a fully compliant Pediatric Investigation Plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e., the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, a MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain, but a UK-wide orphan MA can only be considered in the absence of an active EU orphan designation. The MHRA will review applications for orphan designation at the time of an MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases.

Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a Pediatric Investigation Plan (“PIP”) together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee. Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g., until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g., because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval), or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when an MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
In the UK, the MHRA has published guidance on the procedures for UK PIPs which, where possible, mirror the submission format and requirements of the EU system. EU PIPs remain applicable for Northern Ireland and EU PIPs agreed by the EMA prior to January 1, 2021 have been adopted as UK PIPs.
PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from EMA’s Committee for Advanced Therapies (“CAT”) are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. We received PRIME designation for NGN-401 in March 2025.
Post-Approval Regulation
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the EU Member States. This oversight applies both before and after grant of manufacturing licenses and MAs. It includes control of compliance with EU good manufacturing practices rules, manufacturing authorizations, pharmacovigilance rules and requirements governing advertising, promotion, sale, and distribution, recordkeeping, importing and exporting of medicinal products.
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

These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual Qualified Person (as defined by the EMA) for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase 4 safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.
The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for GMP. These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a Qualified Person who is responsible for certifying that each batch of product has been manufactured in accordance with EU Good Manufacturing Practices (“GMP”), before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with EU GMP.
Sales and Marketing Regulations
The advertising and promotion of our products is also subject to EU laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other national legislation of individual EU Member States may apply to the advertising and promotion of medicinal products and may differ from one country to another. These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent regulatory authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the MA granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription-only medicines is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.
These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the HMRs. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.

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
In the UK, the pharmaceutical sector is recognized as being particularly vulnerable to corrupt practices, some of which fall within the scope of the Bribery Act 2010. Due to the Bribery Act 2010’s far-reaching territorial application, the potential penalized act does not have to occur in the UK to become within its scope. If the act or omission does not take place in the UK, but the person’s act or omission would constitute an offense if carried out there and the person has a close connection with the UK, an offense will still have been committed.
The Bribery Act 2010 is comprised of four offenses that cover (i) individuals, companies and partnerships that give, promise or offer bribes, (ii) individuals, companies and partnerships that request, agree to receive or accept bribes, (iii) individuals, companies and partnerships that bribe foreign public officials and (iv) companies and partnerships that fail to prevent persons acting on their behalf from paying bribes. The penalties imposed under the Bribery Act 2010 depend on the offence committed, harm and culpability and penalties range from unlimited fines to imprisonment for a maximum term of ten years and in some cases both.
Regulations in the UK and Other Markets
The UK formally left the EU on January 31, 2020, and EU laws now only apply to the UK in respect of Northern Ireland as laid out in the Protocol on Ireland and Northern Ireland and as amended by the Windsor Framework sets out a long-term set of arrangements for the supply of medicines into Northern Ireland. The EU and the UK agreed on a trade and cooperation agreement, which includes provisions affecting the life sciences sector (including on customs and tariffs). There are some specific provisions concerning pharmaceuticals, including the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP issued documents. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
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
The MMDA supplements the UK Medical Devices Regulations 2002 (the “Regulations”), which are based on the EU Medical Devices Directive as amended to reflect the United Kingdom’s post-Brexit regulatory regime. Notably, the Regulations do not include any of the revisions that have been made by the EU Medical Devices Regulation (EU) 2017/745, which has gained full application in all EU Member States since May 26, 2021 but is not applicable in the UK as “retained law”. Additionally, the MHRA launched a comprehensive consultation in 2021 with proposals to amend the regulatory framework for medical devices in the United Kingdom. The stated objectives of the proposals include expansion of the scope of the Regulations (for example, by expanding the in vitro diagnostic medical device definition to include software and other products, including products without an intended medical purpose but with similar functioning and risk profiles) and potentially through use of internationally recognized definitions (for example, by excluding products that contain viable biological substances and excluding food), remove trade barriers, further the availability of medical devices and improve the favorability of the UK market. The consultation period closed on November 25, 2021 and on June 26, 2022, the MHRA published a response to its consultation, which sets out the proposed new UK regulatory framework for medical devices and in vitro diagnostic medical devices. The proposals are intended to improve patient safety and public health through appropriate regulatory oversight, improve the traceability of medical devices, improve the regulation of the rules governing software and AI as medical devices and introduce alternative routes to market to ensure the UK aligns with any superior international best practices. Core aspects of the new framework are expected to apply from July 1, 2025 with appropriate transitional measures and the introduction of secondary legislation.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Additional Regulation
In addition to the foregoing, local, state and federal laws, including in the United States, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.
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
.

Item 1A. Risk Factors
Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision. The occurrence of any of the following risks could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.
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
•NGN-401 and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•We have a number of academic collaborations, and currently rely on our collaboration with the University Court of the University of Edinburgh for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop potential product candidates for our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfil all or part of its obligations under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through December 31, 2024 of $262.3 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of an RMAT designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.
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
•the outfitting and validation of our cGMP manufacturing facility;
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $75.1 million for the year ended December 31, 2024 and our cumulative net loss from inception as of December 31, 2024 was $262.3 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
The development and commercialization of biological products is highly competitive. If approved, NGN-401 or any other product candidates we may develop will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, NGN-401 and any other product candidates we may develop.
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
We have no products on the market and NGN-401 is in the early stages of clinical development. In addition, we announced that unless we are able to find an alternative pathway for advancement, we will need to discontinue our NGN-101 program following the denial of RMAT designation for NGN-101 by the FDA, which would preclude a streamlined path to regulatory approval.
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
In November 2024, we announced that we do not expect to move forward with the NGN-101 gene therapy program for CLN5 Batten disease at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. Similar challenges may prevent our success with or increase the cost of other current, planned or future clinical trials. We or our collaborators may experience delays in initiating or completing clinical trials, and also may experience unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize NGN-401 or any other product candidates, including:
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
•we may elect to, or regulators, independent data and safety monitoring boards (“DSMBs”), IRBs or ethics committees may require that we or our investigators suspend or terminate clinical research or trials, or delay further recruitment, enrollment or dosing of subjects in clinical trials or specific trial sites, for various reasons, including noncompliance with regulatory requirements, internal processes or protocols of the relevant review body, a finding that the participants in our trials are being exposed to unacceptable health risks, or any other development that may impact the benefit-risk assessment of our product candidates;
•the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or complete a given clinical trial;
•we may be unable to manufacture sufficient quantities at adequate scales of our product candidates for use in clinical trials;
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

If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, on November 11, 2024, we were advised of a severe adverse event (“SAE”) experienced by a participant in the 3E15 vg dose (high dose cohort) of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. The FDA completed a review of the safety data for NGN-401 and allowed us to continue with the Phase 1/2 trial using the 1E15 vg dose (low-dose cohort). We paused further use of the 3E15 vg dose (high-dose cohorts) upon initial notification of the SAE and made the determination to remove that dose level from the trial protocol as we do not plan to enroll any further participants at the 3E15 vg dose level.
Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND or, if commenced in other jurisdictions, acceptance by the comparable foreign regulatory agency of a similar application, as well as finalizing the trial design. In the event that the FDA or applicable foreign regulatory agency requires us to complete additional preclinical studies, or we are required to satisfy other regulatory requests prior to commencing clinical trials, the start of our clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other jurisdictions, including the United Kingdom (“UK”), Australia and the European Union (“EU”).
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
Although AAV9 has been tested in numerous clinical trials and is an approved serotype for at least one gene therapy product, we cannot be certain that our AAV9 product candidates will successfully advance through preclinical studies and clinical trials, or that they will not cause significant adverse events or toxicities. For more information, please refer to the risk factor below titled “Participants in our clinical trials may experience undesirable side effects, which could cause delays or prevent regulatory approval of our product candidates, limit the commercial potential or create significant negative consequences to our development plans, even if such side effects are ultimately determined not to be attributable or possibly attributable to our product candidates”.
In November 2024, a participant who had been recently dosed in the 3E15 vg (high dose) cohort of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome experienced an SAE consistent with known risks of AAV gene therapy and ultimately died from this complication. While this reaction was very rare, we cannot ensure that other SAEs related to the use of AAV9 will not occur, or that we will not experience delays or other negative impacts to our clinical trial related to this or other AAV-related SAEs. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS and certain retinal cells may also limit the potential efficacy or potency of any of our product candidates, including NGN-401.

Participants in our clinical trials may experience undesirable side effects, which could cause delays or prevent regulatory approval of our product candidates, limit the commercial potential or create significant negative consequences to our development plans, even if such side effects are ultimately determined not to be attributable or possibly attributable to our product candidates.
Our primary product candidates, including NGN-401 for the treatment of Rett syndrome, are AAV-based gene therapies. AAV-based gene therapies in development or approved for use carry a risk of certain adverse side effects, known and unknown, including the potential for inflammatory events such as heightened innate or adaptive immune reactions in response to the presence of the AAV vector, including the development of a T-cell and/or B-cell immune response, complement system activation, thrombotic microangiopathy, thrombocytopenia, toxicity due to damage of the dorsal root ganglia, loss of nerve conductivity with or without the diminishment or loss of reflexes and sensory symptoms, increased liver enzymes and liver toxicity, organ damage to kidneys or the heart, or in rare cases, death. In addition, some participants in our AAV-based gene therapy clinical trials may have pre-existing conditions, such as diminished lean muscle mass, impaired function of biological systems or vital organs, or recent viral infections, or complications relating to their genetic makeup, and, as such, those participants may present a different risk profile and may have an increased potential for serious adverse events such as a heightened immune response, the re-activation of a viral infection due to immunosuppression measures that are taken in conjunction with administration of AAV-based gene therapy, or a diminished capacity to withstand treatment-related side effects that might be mild if they were to present in another participant. Because of the novel nature of gene therapy in general and specifically AAV-based gene therapy, not all side effects may have been discovered, and we may not be able to identify all of the increased risk factors for our participants, and additional unexpected serious adverse events may occur as a result. In addition, due to components of our product candidates used to carry the genetic materials, it is possible that some participants could develop delayed side effects from treatment. There can also be significant variability in how patients respond to gene therapy, especially in a mosaic disease presentation like Rett syndrome in females where some of the cells carry a correct copy of the DNA sequence for the impacted gene while other cells have a mutated variant. As a result, some patients may not respond as well to gene therapy as others.
Serious adverse events related to our trial or to other clinical trials using AAV-based gene therapy, even if those other trials are not related to our product candidates or targeted disease states, and even if such adverse events are not ultimately attributable to the relevant product candidates or products, may result in unfavorable public sentiment about our clinical trial and our product candidates, increased government regulation, potential regulatory delays for approval of our product candidates, stricter labeling requirements, the imposition of additional monitoring of our products if they are approved, challenges in enrolling patients in our clinical trials and a decrease in demand for our product candidates.
If our product candidates are believed to be or shown to be associated with side effects that significantly alter the benefit-risk determination of any of our product candidates, we may not be able to continue development of that product candidate. Some product candidates that have shown positive safety results in early clinical testing have later been found to cause side effects that required the abandonment of further development of that product candidate. We may also be required to delay or slow the development of a particular product candidate if there are side effects whose cause is unclear or uncertain in order to further understand the nature of such side effects, which could materially impact our plans for development and financial position.
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
Successful and timely completion of clinical trials will require that we enroll and maintain a sufficient number of patients. Patient enrollment is affected by many factors, including the size and nature of the patient population and competition for patients with other trials. Genetic diseases generally, and especially the rare diseases for which some of our current product candidates are targeted, have low incidence and prevalence. For example, we estimate global incidence of Rett syndrome to be approximately one in 10,000 live female births. Accordingly, it may be difficult for us to identify and timely recruit a sufficient number of eligible patients to conduct our clinical trials. Further, any natural history studies that we or our collaborators may conduct may fail to provide us with patients for our clinical trials because patients enrolled in the natural history studies may not be good candidates for our clinical trials, or may choose to not enroll in our clinical trials.
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
•the perceived risks and benefits of the product candidate in the trial, especially by clinician experts and patient advocacy organizations, including relating to AAV9-based gene therapy, which may evolve over time as more AAV-based gene therapy trials are conducted, and intracerebral spinal fluid delivery system;
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, NGN-401. We are investing a majority of our efforts and financial resources into the research and development of this product candidate, as we are currently conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome. Based on the initial interim positive clinical trial data from our 1E15 vg dose of NGN-401 in our Phase 1/2 clinical trial for the treatment of Rett syndrome, we expect to advance that product candidate to a registrational clinical trial, pending future regulatory feedback on various aspects of development such as the pivotal trial design.
NGN-401 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate revenues from product sales, if any. We are not permitted to market or promote this product candidate, or any other product candidates we may develop, before we receive marketing approval from the FDA and/or comparable foreign regulatory authorities, and we may never receive such marketing approvals.
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
In November 2024, we announced that we do not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at the present time because of an inability to align on a streamlined registrational pathway with the FDA for that product candidate, but that we would continue to evaluate options for that program. We may consider a range of potential alternatives for the program, which could include continuing to discuss possibilities for a streamlined pathway to registration with the FDA, looking for a partner or out-licensing the product candidate entirely, but there can be no assurance that we will find any alternative to move the program forward.
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
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our Phase 1/2 clinical trial of NGN-401 will involve a small patient population. Because of the small sample sizes, the expansion of our clinical trial to an adolescent/adult cohort and the heterogeneity of the disease state, the results of this trial may not be indicative of results of future clinical trials.

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
Furthermore, failure can occur at any time during the preclinical study or clinical trial process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, especially as our initial clinical trials do not contain a control arm. In addition, we have designed our initial clinical trials with relatively small cohorts before expanding in size and dosing in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from dose escalating or subsequently expanding into larger trial cohorts. For example, on November 11, 2024, we were advised of an SAE experienced by a recently dosed participant in the 3E15 vg (high dose cohort) of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. The FDA completed a review of the safety data for NGN-401 and allowed us to proceed with the Phase 1/2 trial using the 1E15 vg dose (low-dose cohort), although we decided to revise our trial protocol before resuming dosing, and have removed the 3E15 vg dose level from the trial protocol as we do not plan to enroll any further participants at the that dose level.
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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We are conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome. If the FDA or any comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed, or we may not be able to pursue further development due to such delays. For example, in November 2024, we announced that the Company does not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We cannot be sure that submission of an IND application, clinical trial application (“CTA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to require us to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; difficulties in patient enrollment in our clinical trials for a variety of reasons; delays related to safety concerns; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CDMO and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process and demonstrate comparability to materials used in earlier clinical phases; and third parties being unwilling or unable to satisfy their contractual obligations to us.
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
From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. Preliminary, interim or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously disclosed. These preliminary, interim or topline data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. For example, in June 2024, we announced initial safety data related to the dosing of our first four participants in the 1E15 vg dose cohort of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome which suggested a favorable safety profile for the 1E15 vg dose. In November 2024, an SAE was reported in a participant who received the 3E15 vg dose (high-dose), which caused us to revise our assumptions regarding the safety profile of the 3E15 vg dose (high-dose). Because of this potential for change, preliminary, interim and topline data should be viewed with caution until final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of a particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, interim or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, NGN-401 or any other product candidate may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, differences between preliminary, interim or topline data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
Our current or future clinical trials may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of NGN-401 or any other product candidates or result in potential product liability claims.
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We believe NGN-401 has been generally well-tolerated at the 1E15 vg dose; however, we have not yet completed this clinical trial and the benefit-risk assessments of our product candidates remains ongoing. In November 2024, a participant who had recently received the 3E15 vg dose of NGN-401 experienced an SAE consistent with the known risks of AAV gene therapy and subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. Participants at the 1E15 vg dose level have also experienced adverse events, and may experience adverse events in the future. If additional SAEs or other adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to delay enrollment or abandon one or more cohorts of a trial or delay or abandon the trials or our development efforts of one or more product candidates altogether, including NGN-401. We, the FDA, MHRA, or other applicable regulatory authorities, or an IRB, may require suspension of any clinical trials of NGN-401 or any other product candidates at any time for various reasons, including a finding that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. In addition, as gene replacement has a potentially life-long activity, with no ability to withdraw the product as with other treatment modalities, this profile could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with NGN-401 or any other product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from NGN-401 or any other product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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
We have expended substantial efforts and costs testing our EXACT technology in preclinical studies of NGN-401, including completing toxicology studies prior to the FDA providing clearance of the IND for NGN-401. However, we cannot guarantee that significant adverse effects will not be seen in clinical trials for NGN-401, which could result in clinical holds, delays, suspension or withdrawal of our IND. If any of the foregoing events occur or if NGN-401, NGN-101 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may expend our limited resources to pursue a particular product candidate, such as NGN-401, and fail to capitalize on candidates that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we intend to focus our research and development efforts on certain selected product candidates. For example, to date we have allocated significant resources to our most advanced product candidates, NGN-401 and NGN-101. As a result, we may forgo or delay pursuit of opportunities with other potential candidates that may later prove to have greater commercial potential. For example, in November 2024, we announced that the Company does not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT designation was denied. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such candidate.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and RMAT program, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. Based on the initial positive interim data from the 1E15 vg dose of NGN-401 in our Phase 1/2 clinical trial of NGN-401, we intend to engage with the FDA and other comparable foreign regulators to determine the requirements to support initiation of a pivotal clinical trial. However, regulatory authorities may recommend changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program. In addition, regulatory authorities could require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease, which we plan to terminate due to a lack of alignment with the FDA on a streamlined pathway to registration. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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
The manufacture of gene therapy products is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for our clinical studies. While we have established our own manufacturing facility to provide clinical and commercial supply of our product candidates, we expect to rely on contract manufacturers for certain portions of our manufacturing needs for the foreseeable future, such as those related to research grade material for our early preclinical studies.
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
To date, we have manufactured NGN-401 in quantities and quality adequate for preclinical, toxicology and clinical studies. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture product candidates in additional cGMP campaigns or in larger batch sizes. We may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies and/or analytical comparability studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities. If we are unable to successfully manufacture any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.
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

Risks Related to Our Reliance on Third Parties
We have a number of academic collaborations, and currently rely on our collaboration with the University of Edinburgh for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop our potential product candidates for our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfil all or part of its obligations under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
Our systems, or those of any of our CROs, manufacturers, other contractors, third party service providers or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
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
As of December 31, 2024, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $319.8 million and $39.6 million, respectively. The federal NOLs will not be subject to expiration and can be carried forward indefinitely; however, they are limited to a deduction to 80% of annual taxable income. The state NOLs begin to expire in 2038. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards are suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our NOL carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of more than 50% (as measured by value) among a stockholder or one or more groups of stockholders who own at least 5% of our stock within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of a public offering, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations and employees to determine the potential effect on our business and any assumptions we make about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted. For example, the United States recently enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years. The U.S. Congress is considering legislation that would restore the current deductibility of research and development expenditures, however, there is no assurance that the provision will be repealed or otherwise modified. Such changes, among others, may adversely affect our effective tax rate, results of operation and general business condition.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of December 31, 2024, we license 29 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of December 31, 2024, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.

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
We depend on, and will continue to depend on, our current licenses with the University of Edinburgh, Virovek, Inc. (“Virovek”), Sigma-Aldrich Co. LLC (“Sigma”), and Leland Stanford Junior University (“Stanford”), and on licenses and sublicenses from other third parties, as well as potentially on other strategic relationships with third parties, for the research, development, manufacturing and commercialization of our current product candidates. If any of our licenses or relationships or any in-licenses on which our licenses are based are terminated or breached, we may:
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
In addition, a European Unified Patent Court (“UPC”) came into force in June 2023. The UPC is a common patent court to hear patent infringement and revocation proceedings effective for member states of the EU. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated. We currently have three pending European applications, and if we obtain such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time, and may adversely affect our ability to enforce or defend the validity of any European patents obtained. We may decide to opt out from the UPC for any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

Risks Related to Government Regulation
The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, or if we determine that we are not willing or able to complete the regulatory approval process given the resources required to do so, we will not be able to commercialize, or will be delayed in commercializing, such product candidates, and our ability to generate revenue will be materially impaired.
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, participation in these programs is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of a pivotal trial design or approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. In addition, we may determine that the resources required to complete the regulatory approval process are in excess of what we are able or willing to expend on a particular program. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 gene therapy program for for CLN5 Batten disease. Given the rarity of the disease, continued investment in the program was predicated on an alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted and RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluation options for the program.
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

If we were to obtain approval, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for a product candidate, we will not be able to commercialize, or will be delayed in commercializing, such product candidate and our ability to generate revenue may be materially impaired. In addition, the FDA and foreign regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency (“DOGE”), which may prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Additionally, changes in the leadership of the FDA and other federal agencies under President Trump’s administration (the “Trump Administration”) may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.
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
The same applies in the EU. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.

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
The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the Trump Administration in January 2025, the impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the Trump Administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies.
We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or marketing of our most advanced product candidate, NGN-401, or other product candidates, if approved, which could have a material adverse effect on our business.

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
We intend to deliver our product candidates via a drug delivery device, such as a catheter or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. We expect to use drug delivery devices authorized for marketing under clearances or approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
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
In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or current or future collaborators of ours may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of a product to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including those related to the pricing of prescription pharmaceuticals, as the UK determines which EU laws to replicate or replace. If the UK were to significantly alter its regulations affecting the pricing of prescription pharmaceuticals, we could face significant new costs.

While we have received Fast Track designation for NGN-401 for the treatment of Rett syndrome and NGN-401 has been accepted into the FDA’s START Pilot Program and RMAT program and has received PRIME designation from the EMA, such designations may not lead to a faster development or regulatory review or approval process.
In 2024, the FDA began accepting applications from sponsors for the START pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for rare disease. The pilot is designed to be milestone-driven (i.e. to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communication with the FDA. The START pilot program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with the FDA review staff. These enhanced communications will include at a minimum an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and to discuss specific issues for which a sponsor requests enhanced communications with the FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor information on how best to facilitate more efficient development of potentially life-saving therapies for rare diseases and help sponsors generate high-quality, actionable data to support future new drug or biologics license applications. In June 2024, we announced that our product candidate NGN-401 had been accepted into the FDA’s START Pilot Program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues.
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

Participation in the START Pilot Program, RMAT designation and the designation of a product for Fast Track review are within the discretion of the FDA. In addition, the START Pilot Program is in its first year as a pilot program, so there is no historical information on how that program is expected to be administered, and the stated intentions of the program may not be met, or the program may cease to have appropriate funding due to changes in the regulatory landscape. Moreover, neither participation in the START Pilot Program nor the receipt of either Fast Track designation or RMAT designation for a product candidate is any guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. Neither participation in the START Pilot Program nor either Fast Track designation or RMAT designation will assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for those programs, and we may not receive the benefits of those programs for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the Trump Administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the START program and progress development of our product candidates or obtain regulatory approval for our product candidates.
In addition, we have also received PRIME designation from the EMA for NGN-401. PRIME is intended to enhance support for the development of medicines that target an unmet medical need, and is expected to allow enhanced interaction and early dialogue between us and the EMA on development plans for NGN-401 and to potentially speed up the evaluation process. However, similar to the START Pilot Program and Fast Track designation, we cannot be sure that the PRIME designation will actually result in a faster development time or more streamlined review, or that we will necessarily pursue the benefits of the program with respect to development of our product in the European market.
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
We may seek an RMAT designation or a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate qualifies as an RMAT, that is intended to treat, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical need for such a disease or condition, the FDA may grant participation in the RMAT program for that product candidate. If the FDA determines that a product candidate offers a treatment for a serious condition, and if approved, would provide a significant improvement in safety or effectiveness where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
As with the Fast Track designations and selection for participation in the START Pilot Program, these designations are within the discretion of the FDA. Even if we believe that one or more of our product candidates meets the criteria for these designations, the FDA may not agree and instead determine to not make such a designation. Even if one or more of our product candidates qualifies for either or both of these designations, the FDA may later decide that such product candidate no longer meets the conditions for those designations, and we may not receive the benefits of the designation for that product candidate. If a product candidate is awarded one or both designations by the FDA, it may not result in a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, and it does not assure ultimate marketing approval of such product candidate by the FDA.

We have received orphan drug designation for NGN-401 for the treatment of Rett syndrome and we may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
We have received orphan drug designation from the FDA and orphan drug designation and advanced therapy medicinal product designation from the European Medicines Agency (EMA) for NGN-401 for the treatment of Rett syndrome. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.
In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. While we have obtained Rare Pediatric Disease designation for NGN-401 for the treatment of Rett syndrome, it is unlikely that this product candidate will be approved by September 30, 2026. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset dates, which require that a product designated as being for a rare pediatric disease be approved by September 30, 2026. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.
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
We may be required to allocate resources to fulfill the requirements of the CVR Agreement entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of December 31, 2024, there are approximately 20,979,721 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C.: Cybersecurity
We recognize the importance of developing, implementing, and maintaining strong cybersecurity measures to help maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property.

Our cybersecurity program focuses on the following areas:

• Vigilance: Our threat operations help identify, prevent, and respond to cybersecurity incidents pursuant to our response and recovery plans.

• Systems Safeguards: We use firewalls, intrusion systems, anti-malware, and access controls, and aim to continue to improve these safeguards through vulnerability assessments and threat intelligence.

• Third-Party Risk Management: We manage risks from third-party vendors and service providers by conducting due diligence and periodic audits of key vendors.

• Training: Mandatory periodic trainings for employees to reinforce our information security policies and practices.

• Incident Response and Recovery Planning: We maintain and regularly test plans for responding to and recovering from cybersecurity incidents.

• Communication, Coordination and Disclosure: Cross-functional teams, including the Board, address cybersecurity threats, with timely management decisions on incident disclosure and reporting.
We have implemented processes designed to help assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by a hybrid information technology team consisting of Managed Services and Managed Security Services partners, which is led by our Vice President and Head of IT, and include mechanisms, controls, technologies, systems, and other processes designed to help prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data. In addition, we consult with outside advisors and experts on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on our risk environment.

We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. We continue to extend our cybersecurity capabilities, with advanced cybersecurity technology, processes and resources, that are designed to help us to actively identify, protect, detect, respond to, and recover from risks and threats, but nonetheless we have in the past been subject to cyberattacks and continue to face cybersecurity risk threats. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us. However, cybersecurity attack techniques change frequently, and with increased volume and sophistication of such attacks, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents that could materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “Our systems, or those of any of our CROs, manufacturers, other contractors, third party service providers or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of its proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to its brand and material disruption of our operations.”
Our Vice President and Head of IT, who reports into the finance organization, has over 28 years of experience managing information technology and cybersecurity matters. He works collaboratively with outside consultants, including our Managed Services and Managed Security Services partners, to protect our information systems from cybersecurity threats and to promptly respond to cybersecurity incidents. He provides regular updates to the President and Chief Financial Officer regarding our efforts to monitor, prevent, detect, mitigate and remediate cybersecurity threats.
The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by our Board of Directors to oversee cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our President and Chief Financial Officer. The Board of Directors also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.
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
Holders of Record
As of March 18, 2025, there were approximately 16 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide the stock performance graph.
Item 6. [ Reserved ]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results or outcomes, or the timing of our results or outcomes, could differ materially from the results or outcomes described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results or outcomes, or the timing of our results or outcomes, to differ materially from the results or outcomes described below.
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
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. We are conducting a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for the treatment of female patients with classic Rett syndrome that is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg. The trial is evaluating NGN-401 in eight pediatric participants ages 4-10 years old and in a pilot cohort of three participants ages 11 years and older. Clinical grade NGN-401 was manufactured at our manufacturing facility and is being used for dosing in the Phase 1/2 clinical trial. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology.
The NGN-401 clinical trial has been initiated in three regions— the United States, the United Kingdom (“UK”) and Australia, after clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023, the clearance of the clinical trial application by the UK Medicines and Healthcare Products Regulatory Agency in January 2024, and acknowledgement from the Australian Therapeutic Goods Administration and approval from the Human Research Ethics Committee in May 2024. Participants have been dosed in all three regions.
In November 2024, we announced positive interim clinical data in participants receiving the 1E15 vg dose (n=4 for efficacy data; n=5 for safety data) from the Phase 1/2 clinical trial with a data cut-off date of October 17, 2024.

The baseline demographics of the first five participants who received the 1E15 vg dose NGN-401 include:
*CGI-S = Clinician Global Impression-Severity
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
We also announced safety and tolerability data from the Phase 1/2 clinical trial as of the data cut-off date of October 17, 2024. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose. There continue to be no signs or symptoms indicating MeCP2 overexpression toxicity. We continue to expect to provide an update on safety and efficacy data in the second half of 2025, and therefore we do not plan to share interim data updates from the trial before that time.

In November 2024, we also announced that post-data cut-off date of October 17, 2024, the third participant receiving a 3E15 vg dose of NGN-401 (high dose) in the trial died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. Hyperinflammatory syndromes can include hemophagocytic lymphohistiocytosis (“HLH”) and multisystem inflammatory syndrome. Based on research we conducted related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose level we are moving forward in the trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose level
In November 2024, we also shared that we had gained alignment with the FDA on our potency assay strategy and CMC scale-up planning for the program. We expect to share information about our registration study in the first half of 2025 and to announce additional Phase 1/2 clinical data in the second half of 2025.
In December 2024, we updated our Phase 1/2 protocol to remove the 3E15 vg dose from the trial, and we are currently enrolling participants. Despite our research related to hyperinflammatory syndromes and AAV gene therapy showing that HLH has only been reported following doses of systemic AAV that are higher than the 1E15 vg dose level, in an abundance of caution, we have incorporated into our protocol additional monitoring for markers using the HLH diagnostic criteria, such as ferritin, and a treatment algorithm. When administered early, this treatment algorithm has been used successfully to treat cases of HLH both in AAV gene therapy and other known causes of HLH.
In June 2024, we announced that NGN-401 was one of four sponsors selected by the Center for Biologics Evaluation and Research at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) Pilot Program based on potential for clinical benefits and clinical development program readiness. As part of the START Program, we have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population. In August 2024, we announced that NGN-401 also received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include all the benefits of Fast Track and Breakthrough Therapy designation programs, including early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to our Rett syndrome program, we have multiple programs in the discovery stage.
In addition to NGN-401, we have also been pursuing a conventional gene therapy program in an ongoing Phase 1/2 clinical trial of NGN-101 for the treatment of CLN5 Batten disease. This patient population has a significant unmet need and experiences extensive neurological and physical impairment leading to blindness, loss of motor function and early mortality. Our Phase 1/2 clinical trial of NGN-101 was the first trial to assess the treatment of both neurodegenerative and ocular disease manifestations of Batten disease. In November 2024, we announced that we do not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
See Item 8 of Part II “Financial Statements––Note 1 – Reverse Merger and Pre-Closing Financing” for additional information.
Closing of Private Placement
On November 5, 2024, we closed a private investment in public equity financing (the “November 2024 private placement”) in which we sold 1,835,000 shares of common stock at a price of $50.00 per share and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant, to certain institutional accredited investors. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company totaled $200.0 million. Net proceeds, net of commissions and other offering expenses, totaled $189.5 million.
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of approximately $521.9 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $75.1 million and $36.3 million for the years ended December 31, 2024 and 2023, respectively. In addition, as of December 31, 2024, we had an accumulated deficit of $262.3 million and cash, cash equivalents and short-term investments totaling $312.4 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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

Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continued risks and uncertainties related to the current macroeconomic environment, including high inflation, high interest rates, changes in foreign currency exchange rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes in domestic and global monetary and fiscal policy, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on aspects of our business, including the impacts on our participants in our Phase 1/2 clinical trial, employees, suppliers, vendors and business partners, the ultimate extent of the direct and indirect impacts on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
We have generated licensing revenue from the recognition of upfront payments received under agreements with third parties for the disposition of legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement” and the “April 2024 CVR Licensing Agreement”) that are related to the legacy Neoleukin business as part of the reverse merger. See Note 10, Commitments and Contingencies, for additional details regarding these licensing agreements.
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
Interest Income
Interest income consists primarily of interest earned on our cash, cash equivalents and short-term investments. We expect our interest income to fluctuate depending on interest rates and the amount of cash that is invested.
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
As of December 31, 2024, we had federal and state NOL carryforwards in the amount of $319.8 million and $39.6 million, respectively, which may be available to offset future taxable income. The state NOL carryforwards will begin to expire in 2038, unless previously utilized. Most federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore are able to be carried forward indefinitely. As of December 31, 2024, we also had federal research tax credit and federal orphan drug tax credit carryforwards of $7.9 million and $4.8 million, respectively, which may be used to offset future tax liabilities. These tax and orphan drug credit carryforwards begin to expire in 2039 and 2043, respectively, unless previously utilized.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	Change
Revenue under licensing agreements	$925	$—	$925
Operating expenses:
Research and development expenses	60,917	44,394	16,523
General and administrative expenses	22,613	11,189	11,424
Total operating expenses	83,530	55,583	27,947
Loss from operations	(82,605)	(55,583)	(27,022)
Other income (expense):
Interest income	8,467	2,951	5,516
Interest expense	(12)	(12)	—
Other income	574	16,355	(15,781)
Other expense	(1,568)	(28)	(1,540)
Net loss	$(75,144)	$(36,317)	$(38,827)
Revenue
Licensing revenue was $0.9 million for the year ended December 31, 2024, as compared to $0 for the year ended December 31, 2023. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	Change
Program specific expenses:
Rett syndrome	$12,104	$5,957	$6,147
Batten disease	5,869	5,507	362
Early Discovery	5,401	2,945	2,456
Unallocated internal expenses:
Personnel-related	18,476	15,329	3,147
Stock-based compensation	4,506	896	3,610
Manufacturing	12,098	10,696	1,402
Other	2,463	3,064	(601)
Total research and development expenses	$60,917	$44,394	$16,523
Research and development expenses were $60.9 million for the year ended December 31, 2024, as compared to $44.4 million for the year ended December 31, 2023.

Expenses related to the Rett syndrome program increased primarily due to a $5.2 million increase in clinical trial costs related to the Phase 1/2 clinical trial of NGN-401 and a $1.2 million increase in chemistry, manufacturing and controls costs, partially offset by a $0.3 million decrease in preclinical costs. The increase in expenses related to the Batten disease program was primarily driven by an increase of $0.7 million in clinical trial related expenses, partially offset by a decrease of $0.4 million in chemistry, manufacturing and controls costs. The increase in Early Discovery expenses was primarily driven by a $2.3 million increase in preclinical costs.
The increase in unallocated internal expenses was primarily driven by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to chemistry, manufacturing and controls, partially offset by a decrease in wind-down expenses related to the Neoleukin reverse merger.
We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated:

(in thousands)	Year Ended December 31,
	2024	2023	Change
General and administrative specific expenses:
Personnel-related	$8,098	$5,923	$2,175
Stock-based compensation	3,813	521	3,292
Professional and consultant fees	4,558	2,306	2,252
Office-related	2,534	236	2,298
Other	3,610	2,203	1,407
Total general and administrative expenses	$22,613	$11,189	$11,424
General and administrative expenses were $22.6 million for the year ended December 31, 2024 as compared to $11.2 million for the year ended December 31, 2023. The increase was primarily attributable to: (i) an increase of approximately $2.2 million in personnel-related expenses driven by an increase in headcount to support business operations, (ii) an increase of approximately $3.3 million in stock-based compensation expense, driven by an increase in headcount as well as an increase in grant date fair value of awards resulting from an increase in the stock price, (iii) an increase of approximately $2.3 million in professional services and consulting fees associated with the transition from a private company to a public company, (iv) an increase of office-related expense of approximately $2.3 million, which was primarily attributable to rent associated with the Company’s assumption of legacy Neoleukin facilities (the Eastlake Lease and Blaine Lease), and (v) an increase in other costs of approximately $1.4 million attributable to approximately $2.2 million of corporate related expenses and market research costs. These expenses were partially offset by a business email compromise attack by a third party in the prior period, which resulted in the diversion of payments totaling approximately $0.9 million to a fraudulent bank account. As of December 31, 2023, we recovered approximately $0.5 million of the diverted funds. Subsequent to December 31, 2023, we have additionally recovered approximately $0.3 million of the diverted funds.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $5.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments which was partially offset by a moderate decrease in interest rates.

Other Income
Other income decreased by $15.8 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. In the current year, we recorded sublease income of approximately $0.6 million associated with the Eastlake Lease assumed after the Reverse Merger closed. In the prior year, we recorded a bargain purchase gain of approximately $16.4 million in connection with the Closing. The fair value of Neoleukin’s net assets acquired at the Closing exceeded the total consideration transferred after the fair value allocation by approximately $17.6 million. $1.3 million of the difference was recorded as a contingent consideration liability for payments that are probable and estimable under the CVR Agreement, and the remaining $16.4 million was recognized as a bargain purchase gain.
Other Expenses
Other expenses increased by $1.5 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily due to (i) an approximately $0.8 million accrual of contingent consideration liabilities related to the Intellectual Property CVR (as defined in Note 10, Commitments and Contingencies) in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement and (ii) an approximately $0.4 million accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state and (iii) an approximate $0.4 million accrual to the contingent consideration liability related to the Intellectual Property CVR to offset permitted deductions under the CVR agreement.
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
As of December 31, 2024, we had cash, cash equivalents and short-term investments totaling $312.4 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through private placements of convertible preferred stock and common stock for net proceeds of approximately $521.9 million.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	(70,603)	(51,422)
Net cash provided by (used) in investing activities	(125,261)	25,637
Net cash provided by financing activities	184,071	92,482
Net increase (decrease) in cash and cash equivalents	$(11,793)	$66,697

Cash Flows from Operating Activities

For the year ended December 31, 2024, we used $70.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $75.1 million, a $6.0 million net decrease in our operating assets and liabilities, and non-cash charges of $10.5 million. The non-cash charges consisted primarily of $8.3 million of stock-based compensation, $3.2 million in depreciation and $0.7 million in non-cash operating lease expense, partially offset by $2.4 million in accretion on the held-to-maturity investments. The primary use of cash was to fund operations related to the development of our product candidates, costs associated with the Reverse Merger and the Pre-Closing Financing, and related severance and retention payments to former Neoleukin employees.

For the year ended December 31, 2023, we used $51.4 million of cash in operating activities. Cash used in operating activities reflected our net loss of $36.3 million and a $4.0 million net decrease in our operating assets and liabilities, and was partially offset by non-cash charges of $11.1 million. The non-cash charges primarily consisted of a bargain purchase gain in connection with the merger of $16.4 million, which was partially offset by $3.3 million in depreciation, $1.4 million in stock-based compensation and $0.7 million in non-cash operating lease expense. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the year ended December 31, 2024, net cash flows used in investing activities consisted of purchases of investments of $198.5 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of short-term investments of $74.0 million.
For the year ended December 31, 2023, net cash flows provided by investing activities consisted of cash acquired from the merger of $22.2 million and maturities on short-term investments of $5.0 million, which were partially offset by merger transaction costs of $1.3 million and purchases of property and equipment of $0.3 million.
Cash Flows from Financing Activities
For the year ended December 31, 2024, net cash flows provided by financing activities consisted of $189.6 million in net proceeds from the November 5, 2024 private financing, proceeds of $1.7 million from the exercise of stock options, partially offset by $4.3 million of offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger.

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
Blaine Lease in Seattle
We lease approximately 33,300 square feet of office space in Seattle, Washington that was previously used by Neoleukin for offices, a laboratory for research and development, and related uses. The lease expires on February 1, 2029, with the option to extend the lease for two five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability.
Eastlake Lease in Seattle
We lease approximately 6,272 square feet of office space in Seattle, Washington, that was previously used by Neoleukin for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. We also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, we are entitled to receive a total of approximately $1.6 million in lease payments. The term of the sublease is through September 30, 2026.
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between us and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). As of December 31, 2024, approximately $1.2 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 10, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of December 31, 2024, approximately $0.3 million was recorded within the contingent value rights liability arising from the Intellectual Property CVR on our consolidated balance sheet. For more information on the Intellectual Property CVR, see Note 10, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of December 31, 2024, the liability in the consolidated financial statements arising from the Sales Tax CVR was $0.4 million. For more information on the Sales Tax CVR, see Note 10, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The following tables summarize our contractual obligations and commitments as of December 31, 2024 (in thousands):

Maturity of operating lease liabilities
2025	$3,987
2026	3,695
2027	3,239
2028	3,294
2029	614
Total lease payments	$14,829

Maturity of finance lease liabilities
2025	$59
2026	21
2027	6
2028	1
Total lease payments	$87

The following table summarizes the components of the contingent value rights liability as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Lease CVR	$436	$718	$281	$1,006
Intellectual Property CVR, net	295	—	—	—
Sales Tax CVR	360	—	—	—
Total CVR liability	$1,091	$718	$281	$1,006

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
License and Collaboration Agreements
License Agreement with The University of Edinburgh
In December 2020, we entered into the MCA with University of Edinburgh. Under the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which term was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. In exchange for such funding, the University of Edinburgh granted us the option to exclusively license any intellectual property arising from such Projects. Under the MCA, we are obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the 40-month period. Either party may terminate the MCA for convenience upon 90 days’ notice. If we terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.

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

While our significant accounting policies are described in more detail in Note 3 to the financial statements appearing elsewhere in this Form 10-K, management believes that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of the financial statements.
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
In determining the estimated fair value of our common stock, our board of directors considered the subjective factors discussed above in conjunction with then available valuations of our common stock that were prepared by a third-party. Our board of directors, with the assistance of third parties, determined the valuation of our common stock was $18.39 per share as of January 13, 2023 and such valuation by the board of directors was used for the purposes of determining the stock-based compensation expense for the year ended December 31, 2023.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neurogene Inc. and subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, changes in convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ Deloitte & Touche LLP

Seattle, WA
March 24, 2025

We have served as the Company's auditor since 2023.

Neurogene Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$136,586	$148,210
Short-term investments	175,819	48,947
Prepaid expenses and other current assets	3,518	3,191
Total current assets	315,923	200,348
Property and equipment, net	15,422	17,174
Operating lease right-of-use assets	3,000	3,681
Finance lease right-of-use assets	71	98
Restricted cash	339	508
Other non-current assets	975	764
Total assets	$335,730	$222,573

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,336	$2,596
Accrued expenses and other current liabilities	9,731	17,495
Operating lease liabilities, current	2,945	2,559
Finance lease liabilities, current	54	42
Contingent value rights liability, current	1,091	281
Total current liabilities	15,157	22,973
Operating lease liabilities, non-current	9,403	12,302
Finance lease liabilities, non-current	26	65
Contingent value rights liability, non-current	718	1,006
Other liabilities	51	203
Total liabilities	25,355	36,549
Stockholders' equity
Preferred stock, 0.000001 par value; 50,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 14,854,725 and 12,823,665 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	572,673	373,178
Accumulated deficit	(262,298)	(187,154)
Total stockholders' equity	310,375	186,024
Total liabilities and stockholders' equity	$335,730	$222,573
The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Year Ended December 31,
	2024	2023
Revenue under licensing agreements	$925	$—
Operating expenses:
Research and development expenses	60,917	44,394
General and administrative expenses	22,613	11,189
Total operating expenses	83,530	55,583
Loss from operations	(82,605)	(55,583)
Other income (expense):
Interest income	8,467	2,951
Interest expense	(12)	(12)
Other income	574	16,355
Other expense	(1,568)	(28)
Net loss	$(75,144)	$(36,317)

		Pre-Merger		Post-Merger
Per share information (1):		(a)	(b)	(c)
Net income (loss) per share, basic	$(4.28)	$(117.28)	$—	$27.76
Weighted-average shares outstanding used in computing net income (loss) per share, basic	17,567,082	426,097	—	491,867
Net income (loss) per share, diluted	$(4.28)	$(117.28)	$—	$2.93
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	17,567,082	426,097	—	4,656,947
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
(a)Presents information for the pre-merger period for Class A common stock. The pre-merger period is January 1, 2023 through December 17, 2023 for the year ended December 31, 2023.
(b)Presents information for the pre-merger period for Class B common stock. The pre-merger period is January 1, 2023 through December 17, 2023 for the year ended December 31, 2023.
(c)Presents information for the post-merger period for common stock. The post-merger period is December 18, 2023 through December 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In Thousands, Except Share Information)

	Convertible Preferred Stock								Stockholders' equity (deficit)
	Series A-1 Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Series B Convertible Preferred Stock		Preferred Stock		Class A Common Stock		Class B Common Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance- December 31, 2022	18,604,653	$34,414	13,291,208	$28,675	74,405,719	$181,277	—	$—	428,334	$—	—	$—	—	$—	$5,098	(150,837)	$(145,739)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—		1,418	—	1,418
Class A common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	20,348	—	—	—	—	—	168	—	168
Additional convertible preferred stock issued in conjunction with anti-dilution adjustment	1,890,302	—	1,350,436	—	10,264,533	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock and pre-funded warrants in connection with the reverse merger	(20,494,955)	(34,414)	(14,641,644)	(28,675)	(84,670,252)	(181,277)	—	—	—	—	—	—	7,231,747	—	244,366	—	244,366
Issuance of Class A common stock and pre-funded warrants in the pre-closing financing, net of $6,946 offering costs	—	—	—	—	—	—	—	—	2,792,206	—	—	—	—	—	88,056	—	88,056
Conversion of Class A common stock into common stock and related change in par value	—	—	—	—	—	—	—	—	(3,240,888)	—	—	—	3,240,888	—	—	—	—
Transactions costs associated with the reverse merger	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,140)	—	(4,140)
Issuance of common stock and pre-funded warrants to former stockholders of Neoleukin Therapeutics, Inc. in connection with the reverse merger	—	—	—	—	—	—	—	—	—	—	—	—	2,351,030	—	38,212	—	38,212
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(36,317)	(36,317)
Balance- December 31, 2023	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—		8,320	—	8,320
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	92,653	—	1,676	—	1,676
Shares issued upon the exercise of pre-funded warrants	—	—	—	—	—	—	—	—	—	—	—	—	103,407	—	—	—	—
Issuance of common shares and prefunded warrants in a private financing, net of $10,501 offering costs	—	—	—	—	—	—	—	—	—	—	—	—	1,835,000	—	189,499	—	189,499
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(75,144)	(75,144)
Balance- December 31, 2024	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	14,854,725	$—	$572,673	$(262,298)	$310,375
The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(75,144)	$(36,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,320	1,418
Bargain purchase gain in connection with reverse merger	—	(16,355)
Depreciation and amortization of property and equipment	3,195	3,262
Asset impairment	91	—
Non-cash operating lease expense	741	663
Amortization of finance lease right-of-use assets	52	35
Amortization and accretion of premiums/discounts on held-to-maturity investments	(2,419)	(105)
Contingent value rights liability	522	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(327)	326
Other assets	(211)	(764)
Accounts payable	(77)	667
Accrued expenses and other liabilities	(2,773)	(3,574)
Operating lease liabilities	(2,573)	(678)
Net cash used in operating activities	(70,603)	(51,422)
Investing activities
Purchases of property and equipment	(808)	(321)
Cash and restricted cash acquired from reverse merger transaction	—	22,243
Reverse merger transaction costs paid	—	(1,285)
Purchases of held-to-maturity investments	(198,453)	—
Proceeds from maturities of held-to-maturity investments	74,000	5,000
Net cash (used in) provided by investing activities	(125,261)	25,637
Financing activities
Proceeds from pre-closing financing, net of offering costs paid	—	92,343
Offering costs in connection with pre-closing financing	(4,287)	—
Transaction costs related to reverse merger	(2,855)	—
Proceeds from the issuance of common stock upon exercise of options	1,676	168
Proceeds from private financing, net of offering costs paid	189,589	—
Principal payments on finance leases	(52)	(29)
Net cash provided by financing activities	184,071	92,482
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,793)	66,697
Cash, cash equivalents and restricted cash at beginning of period	148,718	82,021
Cash, cash equivalents and restricted cash at end of period	$136,925	$148,718

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$60	$—
Property and equipment included in accounts payable and accrued expenses	$726	$—
Additions to finance lease right of use assets from new finance lease liabilities	$25	$46
Offering costs related to private offering, included in accounts payable and accrued expenses	$90	$—
Operating lease liabilities assumed in connection with the reverse merger	$—	$10,940
Contingent consideration liability assumed in the reverse merger	$—	$1,287
Other liabilities assumed in the reverse merger	$—	$10,110
Assets acquired in the reverse merger including $53.9 million in ST investments and $0.8 million in other monetary assets	$—	$54,661
Issuance of common stock and pre-funded warrants to former stockholders of Neoleukin Therapeutics, Inc. in connection with the reverse merger	$—	$38,212
Offering costs in connection with pre-closing financing included in accounts payable and accrued expenses	$—	$4,287
Transaction costs related to reverse merger included in accounts payable and accrued expenses	$—	$2,855
Conversion of preferred stock into common stock in connection with reverse merger	$—	$244,366
Supplemental cash flow information:
Cash paid for interest	$12	$12
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

On December 18, 2023, immediately prior to Closing, Neoleukin entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent and the lease representative, pursuant to which holders of Neoleukin common stock or pre-funded warrants prior to Closing received one non-transferable contingent value right (each, a “CVR”) for each outstanding share of Neoleukin common stock held by such stockholder or warrant holder immediately prior to Closing. Holders of options to purchase Neoleukin common stock outstanding immediately prior to the effective time of the reverse merger who elect to exercise those options following the reverse merger will also receive one CVR for each share of Neoleukin common stock issued upon exercise of such option, subject to certain conditions set forth in the CVR Agreement. Each CVR represents the contractual right to receive (i) certain net savings, if any, realized by the Company by June 30, 2029 in connection with Neoleukin’s legacy lease obligations (the “Lease CVR”), including those related to Neoleukin’s sublease, entered into in October 2023, (ii) 100% of net proceeds, if any, derived from any consideration paid as a result of the sale of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into before Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the sale of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into within one year after Closing (the “Intellectual Property CVR”), and (iii) certain net proceeds, if any, derived from Neoleukin’s anticipated sales tax refund from Washington State relating to tax returns filed by Neoleukin prior to Closing (the “Sales Tax CVR”). As of December 31, 2024, the Company has recorded approximately $1.1 million as a current contingent value rights liability, and $0.7 million as a non-current contingent value rights liability, which are related to amounts that are probable and estimable under the Lease CVR, Intellectual Property CVR and Sales Tax CVR as of December 31, 2024. Refer to Note 10, Commitments and Contingencies, for further discussion on the CVR components.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $75.1 million and $36.3 million for the years ended December 31, 2024 and 2023, respectively. In addition, the Company used cash in operations of $70.6 million and $51.4 million for the years ended December 31, 2024 and 2023, respectively, and had an accumulated deficit of $262.3 million as of December 31, 2024. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of December 31, 2024, the Company had cash, cash equivalents and investments of approximately $312.4 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.

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
Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing these financial statements, management used significant estimates in the following areas, among others: recoverability of the Company’s net deferred tax assets and related valuation allowance, useful lives and recoverability of property and equipment, determining the incremental borrowing rate for calculating lease liabilities and related right-of-use assets and finance lease assets, revenue recognition, clinical trial accruals, accrual estimates for all contingent value rights (“CVRs”), the value attributed to employee stock options and other stock-based awards and valuation of common stock. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Makers (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. In addition to reviewing the expenses in the consolidated statement of operations, the CODMs are provided with research and development costs for Rett syndrome, Batten disease, Early Discovery and Discontinued Programs, as well as categorized general and administrative expenses. The research and development programs are considered significant by the Company. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODMs also assess performance of the segment according to preclinical and clinical data, the stage of development of the research and development programs, along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors. Information on the segment and reconciliation to net loss is as follows (in thousands):

	December 31,
	2024	2023
Revenue under licensing agreements	$925	$—

Program specific expenses:
Rett syndrome	12,104	5,957
Batten disease	5,869	5,507
Early Discovery	5,401	2,945
Unallocated internal expenses:
Personnel-related	18,476	15,329
Share-based compensation	4,506	896
Manufacturing	12,098	10,696
Other (a)	2,463	3,064
Total research and development expenses	$60,917	$44,394

General and administrative specific expenses:
Personnel-related	$8,098	$5,923
Share-based compensation	3,813	521
Professional and consultant fees	4,558	2,306
Office-related	2,534	236
Other (b)	3,610	2,203
Total general and administrative expenses	$22,613	$11,189

Other income (expense) (c)	7,461	19,266
Net loss	$(75,144)	$(36,317)
(a) The Other expense segment items category within research and development expense is mainly comprised of: Consultant fees for programs not specified above, IT Software and network support and rent expenses.
(b) The Other expense segment items category within general and administrative expense is mainly comprised of: Insurance, IT software and network support, market research, and tax expenses.
(c) Other income (expense) included in net loss includes interest income, interest expense, other income and other expense.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$136,586	$148,210
Restricted cash	339	508
Total cash, cash equivalents and restricted cash	$136,925	$148,718
Cash equivalents consist of money market funds in which the carrying value equals the fair value (see Note 6, Fair Value of Financial Instruments). Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of December 31, 2024, the Company had $136.4 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
Investments
Investment securities at December 31, 2024 consist of U.S. treasury notes. The Company classifies these securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. The Company reassesses the classification of held-to-maturity at each reporting period.
The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. Securities that are determined to be uncollectible are written off against the allowance. The Company did not recognize an allowance for credit losses as of December 31, 2024. Interest income is recognized when earned. Additional information regarding held-to-maturity investments is included in Note 5, Investments.

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
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of December 31, 2024, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 10, Commitments and Contingencies, for further discussion on the CVR components. In both the December 2023 CVR and April 2024 CVR Licensing Agreements, the only performance obligation was the license transfer, Accordingly, the Company recognized the upfront payments of $0.2 million and $0.7 million when control of the licenses were transferred for the December 2023 and April 2024 CVR Licensing Agreements, respectively.
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
Capitalized Software Development Costs
Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets. Capitalized implementation costs include external professional service costs related to technical development. Post-implementation training and maintenance costs are expensed as incurred. Capitalized eligible implementation costs related to cloud computing service contracts are included in prepaid expenses and other current assets and other non-current assets were $0.4 million and $0.3 million as of December 31, 2024, and 2023, respectively. Capitalized cloud computing implementation costs are amortized on a straight-line basis over the expected term of the arrangement. Expense recognized related to the implementation costs capitalized was $0.4 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. Cloud computing arrangements are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment of cloud computing arrangements occurred in 2024 or 2023.
Impairment of Long-Lived Assets
Management assesses the carrying value of property and equipment and software whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the year ended December 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million. For the year ended December 31, 2023, the Company did not recognize any impairments for its long-lived assets.

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
Contingent Value Rights
As discussed within Note 1, the Company entered into a CVR Agreement on December 18, 2023 prior to Closing. Included in the CVR Agreement are three different types of CVRs: (i) the Lease CVR, (ii) the Intellectual Property CVR, and (iii) the Sales Tax CVR (together, the “CVRs”). The Company evaluated each of the CVRs to determine if they qualified as derivatives under ASC 815, Derivatives and Hedging, and concluded that since certain scope exceptions were met, the CVRs did not qualify as derivatives. Instead, the Company records a contingent consideration liability associated with the CVRs when payments are probable and estimable under ASC 450. In assessing whether payments are probable and estimable, the Company considers the existence of or ability to enter agreements with third parties or government agencies and timing of potential payments. Refer to Note 1, Organization and Description of Business, and Note 10, Commitments and Contingencies, for further discussion on the CVR components.
Exit and Disposal Costs
In connection with the reverse merger and through early fiscal 2025, the Company has incurred and expects to incur costs to wind-down Neoleukin’s Phase 1 trial of the NL-201 study. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420 Exit or Disposal Costs, the Company accrued the remaining costs to be incurred in trial. The liability was classified as accrued expenses and other current liabilities in the consolidated balance sheet.

A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the year ended December 31, 2024 is as follows (in thousands):

	Balance at December 31, 2023	Liability Adjustment	Amounts Paid	Balance at December 31, 2024
Trial wind-down costs:
Phase 1 NL-201 Trial	$1,962	$(550)	$(1,203)	$209
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
Net Income (Loss) Per Share
For the prior pre-merger period in which the Company had multiple classes of stock participating in earnings, the Company uses the two-class method in calculating earnings per share. Basic earnings per share of Class A and Class B common stock is computed by dividing net income attributable to Neurogene OpCo by the weighted-average number of shares of Class A and Class B common stock outstanding during the period.
For the prior year post-merger period, the only period in which the Company had income, diluted earnings per share of the single class of common stock is computed by dividing net income attributable to the Company, adjusted for the assumed exchange of all potentially dilutive instruments for common stock, by the weighted-average number of shares of common stock outstanding, adjusted to give effect to potentially dilutive elements.
As of December 18, 2023, the Company consummated the reverse merger, leaving only one class of common stock remaining, and as such, the two-class method is not presented for the post-merger period from December 18, 2023 to December 31, 2023. The single class of common stock remaining post-merger is referred to throughout as “common stock.”

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2024	Year Ended December 31, 2023
		Pre-Merger (1)		Post-Merger (2)
	Common stock	Class A	Class B	Common stock
Net income (loss) per share, basic:
Numerator:
Net income (loss)	$(75,144)	$(49,971)	$—	$13,654
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	17,567,082	426,097	—	491,867
Net income (loss) per share, basic	$(4.28)	$(117.28)	$—	$27.76

Net income (loss) per share, diluted:
Numerator:
Net income (loss)	$(75,144)	$(49,971)	$—	$13,654
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	17,567,082	426,097	—	491,867
Weighted-average effect of dilutive securities:
Warrants to purchase common stock	—	—	—	4,063,361
Options to purchase common stock	—	—	—	101,719
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	17,567,082	426,097	—	4,656,947
Net income (loss) per share, diluted	$(4.28)	$(117.28)	$—	$2.93

(1) Represents the period starting January 1, 2023 through Closing for the year ended December 31, 2023.
(2) Represents the period subsequent to Closing (December 18, 2023) through December 31, 2023.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be antidilutive were as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
		Pre-Merger (1)		Post-Merger (2)
	Common stock	Class A	Class B	Common stock
Options to purchase common stock	1,387,556	614,729	—	541,180
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. Upon adoption, the Company will be required to disclose standardized categories in the rate reconciliation in both percentage and dollar amounts. ASU 2023-09 will also require income taxes paid to be disaggregated by jurisdiction, among other disclosure requirements. The Company will adopt ASU 2023-09 for annual periods beginning January 1, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of operations such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. ASU 2024-03 is effective for the Company in the fiscal year beginning October 1, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2024-03 may have on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
The Company adopted ASU 2023-07, Segment Reporting (Topic 280), for the year ended December 31, 2024. The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. Please refer to Summary of Significant Accounting Policies - Segment Information above for the disclosure.
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

5.     Investments
The following table summarizes the Company’s investment securities as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$131,420	$—	$—	$131,420
Short-term investments:
U.S. treasury notes	175,819	126	(3)	175,942
Total	$307,239	$126	$(3)	$307,362
All of the Company’s investments mature within the next 12 months.

	December 31, 2023
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$144,358	$—	$—	$144,358
Short-term investments:
U.S. treasury notes	48,947	16	—	48,963
Total	$193,305	$16	$—	$193,321
6.Fair Value of Financial Instruments
As of December 31, 2024 and December 31, 2023, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$131,420	$—	$—
U.S. treasury notes	175,942	—	—
Total	$307,362	$—	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Money market funds	$144,358	$—	$—
U.S. treasury notes	48,947	—	—
Total	$193,305	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2024 and 2023.

7.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2024	2023
Refunds and other receivables	$648	$600
Prepaid expenses	1,889	1,496
Other current assets	981	1,095
Total prepaid and other current assets	$3,518	$3,191
8.Property and Equipment, Net
Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Lab equipment	$3,259	$3,144
Manufacturing equipment	6,326	6,142
Office equipment	19	19
Leasehold improvements	15,396	15,376
Software	285	268
Construction in progress	1,308	234
Total property and equipment, cost	26,593	25,183
Less accumulated depreciation	(11,171)	(8,009)
Property and equipment, net	$15,422	$17,174
Depreciation and amortization expense for the years ended December 31, 2024 and December 31, 2023 was approximately $3.2 million and $3.3 million, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the year ended December 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million, which was charged to research and development expenses in the consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets. For the year ended December 31, 2023, the Company did not recognize any impairments for its long-lived assets.
9.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Compensation, bonuses, and related benefits	$4,235	$3,496
Research and development	5,047	4,895
Accrued severance, bonus, and retention (1)	107	2,476
Accrued offering costs in connection with pre-closing financing	—	3,334
Accrued transaction costs related to reverse merger	—	2,557
Other	342	737
Total accrued expenses and other current liabilities	$9,731	$17,495
(1) For the year ended December 31, 2023 accrued expenses includes accrued severance, bonus, and retention payments for current and former Neoleukin employees. Refer to Note 10, Commitments and Contingencies, for further detail.

10.Commitments and Contingencies
Finance Leases
During the years ended December 31, 2024 and 2023, the Company leased information technology (“IT”) equipment and copiers for periods of 36 months. The IT equipment were classified as finance leases due to the existence of bargain purchase options in the lease agreements, and the copiers were classified as finance leases as the lease periods represented a major portion of the economic life of those assets.
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
Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. Sublease income for year ended December 31, 2024 was $0.6 million and is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.

Supplemental lease expense for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost	$2,049	$1,037
Finance lease cost
Amortization of finance leases	52	35
Interest on finance lease liabilities	12	12
Variable lease cost	1,379	178
Short-term lease cost	71	80
Total lease cost	$3,563	$1,342
The calculation of the present value of the lease payments for operating leases did not include any options to extend the leases as the Company is not reasonably certain to exercise such options.
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2024 (in thousands):

Maturity of operating lease liabilities
2025	$3,987
2026	3,695
2027	3,239
2028	3,294
2029	614
Total lease payments	$14,829
Less: interest	(2,481)
Total operating lease liabilities	$12,348

Maturity of finance lease liabilities
2025	$59
2026	21
2027	6
2028	1
Total lease payments	$87
Less: interest	(7)
Total finance lease liabilities	$80

Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 was as follows (in thousands):

Leases	December 31,
	2024	2023
Operating right-of-use assets	$3,000	$3,681

Operating current lease liabilities	2,945	2,559
Operating non-current lease liabilities	9,403	12,302
Total operating lease liabilities	$12,348	$14,861

Finance right-of-use assets	$71	$98

Finance current lease liabilities	54	42
Finance non-current lease liabilities	26	65
Total finance lease liabilities	$80	$107

Other information	December 31,
	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities (in thousands)	$3,881	$1,051
Cash paid for amounts included in measurement of finance lease liabilities (in thousands)	$64	$42
Weighted-average remaining lease term - operating leases (in years)	3.95	4.88
Weighted-average remaining lease term - finance lease (in years)	1.67	2.53
Weighted-average discount rate - operating leases	9.74%	9.72%
Weighted-average discount rate - finance lease	11.04%	11.49%
Lease CVR
As of December 31, 2024, approximately $1.2 million was recorded as a component of the contingent value rights liability on the Company’s consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
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

December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and $0.2 million was recorded as licensing revenue within the consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of December 31, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $10,000 for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of December 31, 2024, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by approximately $0.4 million due to permitted deductions under the Merger Agreement and the remaining $0.5 million was paid to the CVR holders as discussed below. As of December 31, 2024, $0.3 million is recorded within the contingent value rights liability on the Company’s consolidated balance sheet arising from offsets to permitted deductions to the Intellectual Property CVR that were incurred subsequent to the CVR payment.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within the Contingent Value Rights section of Note 1, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of December 31, 2024, it was deemed probable that the Company will receive proceeds from Washington state for the sales tax refund and will remit the proceeds to the CVR holders. As of December 31, 2024, $0.4 million is accrued as a component of the contingent value rights liability arising from the Sales Tax CVR in the consolidated balance sheet.
CVR Payment
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, for $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities.
The following table summarizes the components of the contingent value rights liability in the consolidated balance sheet as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Current	Non-Current	Current	Non-Current
Lease CVR	$436	$718	$281	$1,006
Intellectual Property CVR	295	—	—	—
Sales Tax CVR	360	—	—	—
Total CVR liability	$1,091	$718	$281	$1,006
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.

All other payments under the CVR Agreement were not considered probable and estimable as of December 31, 2024 and therefore no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of December 31, 2024, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
11.Licenses
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
In March 2022, Neurogene exercised its option through the collaboration under the MCA, and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds. During the year ended December 31, 2023, the Company expensed $0.3 million for a milestone related to the first patient dosing in the Phase 1/2 trail for Rett Syndrome.

In November 2023, Neurogene and University of Edinburgh amended the MCA. Under the amended MCA, Neurogene and University of Edinburgh agreed to continue collaborating on certain Projects and Neurogene agreed to provide funding for such Projects through December 2026, or an additional 33 months. Neurogene is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the entire period.
The expense recorded for the years ended December 31, 2024 and 2023 was $1.5 million and $1.6 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc. pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the year ended December 31, 2024, the Company recorded a milestone expense of $0.1 million for the Rett Syndrome Investigational New Drug filing. The license fee expense for each of the years ended December 31, 2024 and 2023 was $0.05 million.
License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. The Company recorded the expense for license expense of $0.06 million for the each of the years ended December 31, 2024 and 2023.
License Agreement with Stanford
In August 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the ten-year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in licensing fees. The Company recorded a license expense of $0.05 million for the year ended December 31, 2024.
No expenses were recorded related to other in-process license agreements during the years ended December 31, 2024 and 2023, respectively. None will be due under these agreements unless and until certain development milestones are reached.
12.Preferred Stock
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.000001 per share as of December 31, 2024. No shares are outstanding as of December 31, 2024.
Convertible Preferred Stock
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
13.Stockholders’ Equity
Common stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.000001 per share as of December 31, 2024.

Immediately prior to the Closing, Neurogene OpCo entered into a Pre-Closing Financing with certain investors (see Note 1). At the effective time of the Reverse Merger on December 18, 2023, the Company issued an aggregate number of 10,472,635 shares of Company common stock to the Neurogene OpCo stockholders based on the Exchange Ratio, including those shares of Neurogene OpCo common stock issued upon the conversion of Neurogene OpCo preferred stock and those shares of the Neurogene OpCo Class A common stock issued in the Pre-Closing Financing, resulting in 12,823,665 shares of Company common stock being issued and outstanding immediately following the effective time of the Reverse Merger.
At-the-market equity offering sales agreement
As a result of the reverse merger with Neoleukin Therapeutics, the Company assumed an ATM or “at-the-market” Equity Offering Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., as agent (“BofA”), pursuant to which the Company was able to offer and sell, from time to time through BofA, shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million. The Registration Statement on Form S-3 that was prepared for the ATM expired on December 21, 2023, and in March 2024, the Company terminated the ATM.
November 2024 private financing
On November 5, 2024, the Company closed a private investment in public equity financing in which the Company sold 1,835,000 shares of common stock at a purchase price of $50.00 per share and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant, to certain institutional accredited investors. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company were $200.0 million. Net proceeds, after deducting commissions and other offering expenses, were $189.5 million.
Prefunded warrants
The Company has pre-funded warrants outstanding to purchase an aggregate of 6,124,996 shares of common stock as of December 31, 2024. All of the pre-funded warrants were determined to be equity classified. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, such holder would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 Preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Total		6,124,996
During the year ended December 31, 2024, 103,407 shares of common stock were issued upon the exercise of pre-funded warrants. Proceeds of the exercise were immaterial to the Company.
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
The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2024	2023
Unvested restricted stock units	474,654	—
Options outstanding	1,387,556	823,833
Shares available for future grant under the 2023 Equity Incentive Plan	1,458,188	2,237,722
Total common stock reserved	3,320,398	3,061,555
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
The number of shares reserved for issuance under the 2023 EIP is equal to 2,750,668 shares of the Company’s common stock. The 2023 EIP provides that the number of shares reserved and available for issuance under the 2023 EIP will automatically increase on January 1 of each year beginning in 2024 and ending with a final increase on January 1, 2033 in an amount equal to 4% of the total number of shares of common stock outstanding on such date or to a lesser amount determined by the Compensation Committee of the Board of Directors. On January 1, 2024, the number of shares of common stock reserved under the 2014 Plan was increased by 512,946 shares.
As of December 31, 2024, 1,292,079 shares of the Company’s common stock were outstanding under the 2023 EIP.
In connection with the reverse merger, the Company assumed all of the options outstanding under the Neurogene OpCo 2018 Equity Incentive Plan. All of the stock options outstanding under the 2018 Stock Incentive Plan at the time of the Closing of the reverse merger were adjusted to the number of shares and exercise price to reflect the Exchange Ratio. As of December 31, 2024, 526,316 shares of the Company’s common stock were outstanding under the Neurogene OpCo 2018 Equity Incentive Plan and no further grants will be made under the Neurogene OpCo 2018 Equity Incentive Plan.
In connection with the reverse merger, the Company assumed all of the options outstanding under the Neoleukin 2014 Equity Incentive Plan. As of December 31, 2024, 43,815 shares of the Company’s common stock were outstanding under the Neoleukin 2014 Equity Incentive Plan and no further grants will be made under the Neoleukin 2014 Equity Incentive Plan.
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$4,508	$897
General and administrative expenses	3,812	521
Total expense	$8,320	$1,418

The following table summarizes the option activity under the stock option plans:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2023	823,833	$31.43	5.89
Granted	886,872	$35.83
Exercised	(92,653)	$18.10
Expired/Forfeited	(230,496)	$70.60
Outstanding at December 31, 2024	1,387,556	$28.62	7.80
Exercisable at December 31, 2024	481,166	$18.48	5.86
At December 31, 2024, the aggregate intrinsic value of outstanding options and exercisable options was approximately $4.3 million and $3.9 million, respectively. The aggregate intrinsic value of options exercised was approximately $1.7 million for the year ended December 31, 2024.
The weighted-average grant date fair value of options granted was $26.95 and $12.99 per share for the years ended December 31, 2024 and 2023, respectively. The Company recorded stock-based compensation related to stock options of approximately $6.2 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock option awards was approximately $18.7 million, which the Company expects to recognize over a weighted-average period of 2.92 years.

The following table summarizes information about the outstanding and exercisable options at December 31, 2024 (in thousands, except share and per share amounts):

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual	Weighted average Exercise Price	Intrinsic Value
$5.82 - $20.00	395,056	6.08	$12.34	$4,158	321,172	5.61	$10.98	$3,815
$20.01 - $30.00	185,324	6.36	$24.00	$103	97,096	5.84	$22.52	$47
$30.01 - $40.00	686,919	8.98	$35.08	$—	49,135	8.20	$33.89	$—
$40.01 - $256.80	120,257	8.89	$52.34	$—	13,763	3.22	$110.10	$—
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

	Year Ended December 31,
	2024	2023
Expected volatility	86.39%-92.61%	82.96%-83.70%
Risk-free interest rate	3.43%-4.60%	3.45%-4.46%
Expected life (in years)	5.50-6.15	3.58-6.08
Expected dividend yield	—	—
Fair value of common stock(1)		$18.39
(1) Prior to the reverse merger, the Company periodically estimated the fair value of the Company’s common stock considering, among other things, valuations of its common stock prepared by management with the assistance of a third-party valuation firm. Following the reverse merger, the fair value of the Company’s common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Market.
Restricted Stock Units
A summary of the Company’s RSU activity and related information for the as of December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Restricted stock units granted	482,384	$36.06
Restricted stock units forfeited	(7,730)	$36.06
Unvested at December 31, 2024	474,654	$36.06
252,124 of these RSUs were granted with vesting in two equal tranches based on certain performance conditions ("PSUs"). Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During the year ended December 31, 2024, the related performance conditions were not met and are not currently considered probable to vest. As such, no expense is recognized as of December 31, 2024.

The Company recorded stock-based compensation expense related to RSUs of approximately $2.2 million for the year ended December 31, 2024. As of December 31, 2024, there was approximately $5.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.19 years. As of December 31, 2024, there was approximately $9.1 million of unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan
In connection with the reverse merger, the Company stockholders approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) on December 13, 2023 and Board of Directors ratified the 2023 ESPP on December 18, 2018. A total of 173,223 shares of common stock have been reserved for issuance under the 2023 ESPP.
Subject to share and dollar limits as described in the plan, the 2023 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s shares of common stock at the lower of 85% of the closing price of the Company’s common stock on the first trading day of the offering period or 85% of the closing price of the Company’s common stock on the last trading day of the offering period. As of December 31, 2024, no shares have been issued under the 2023 ESPP.
15.Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
United States	$(75,144)	$(36,317)
Loss before provision for income taxes	$(75,144)	$(36,317)
No provision for federal or state income taxes was recorded during the years ended December 31, 2024 and 2023, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax benefit for the years ended December 31, 2024 and 2023 differs from the amount that would result from applying domestic federal statutory rates to pretax losses primarily because of changes in the valuation allowance, state taxes, and the generation of research and development credits.
The reconciliation of the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax	21.0%	21.0%
State income taxes, net of federal tax benefit	1.1%	(0.8%)
Other permanent items	(1.0)%	(0.5)%
Research and development credit	4.0%	5.8%
Bargain purchase gain	—%	9.5%
Equity Compensation	(3.8)%	—%
Valuation allowance	(21.3)%	(35.0)%
Effective income tax rate	—%	—%

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$69,308	$60,287
Research and development credits	12,840	9,765
Accruals & reserves	901	802
Stock compensation	1,198	2,952
Amortization	768	778
Lease liability	2,648	3,157
Capitalized research and development expenses	28,023	22,134
Total deferred tax assets	115,686	99,875
Valuation allowance	(114,972)	(98,926)
Net deferred tax assets	714	949

Deferred tax liabilities:
Depreciation	(71)	(152)
Right of use asset	(643)	(797)
Total deferred tax liabilities	(714)	(949)
Net deferred taxes	$—	$—
As of December 31, 2024 and 2023, the Company had a federal net operating loss carryforward of $319.8 million and $277.9 million, respectively, which may be available to offset future income tax liabilities. Of this amount, approximately $2.3 million will begin to expire in 2038 and approximately $317.5 million are carried forward indefinitely. As of December 31, 2024 and 2023, the Company has state NOL carryforwards of $39.6 million and $35.1 million, respectively. Of this amount, approximately $37.7 million will begin to expire in 2039 and approximately $1.9 million are carried forward indefinitely.
As of December 31, 2024 and 2023, the Company has federal research and development tax credit carryforwards of $7.9 million and $7.5 million, respectively, which begin to expire in 2039. As of December 31, 2024, the Company has federal orphan drug tax credit carryforwards of $4.8 million, which begin to expire in 2043. As of December 31, 2024, the Company has state research and development tax credit carryforwards of $0.2 million which begin to expire in 2036.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2024 and 2023, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2024 and 2023.
The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174 of the IRC. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. As of December 31, 2024, the Company capitalized a substantial amount of R&D expenditures primarily related to research and development activities performed in the US.

The Company’s valuation allowance increased by $16.0 million and $60.7 million for the years ended December 31, 2024 and 2023, respectively, due primarily to the generation of NOLs. The Company’s valuation allowance for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance beginning of year	$98,926	$38,168
Increases recorded to income tax provision	16,046	12,701
Increase recorded to equity	—	48,057
Valuation allowance at end of year	$114,972	$98,926
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
As of December 31, 2024 and 2023, the Company had liabilities for uncertain tax positions of $3.4 million and $2.6 million, respectively, which, if recognized, would impact the Company’s effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had not accrued interest or penalties related to uncertain tax positions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$2,611	$1,108
Additions based on tax positions related to current year	654	574
Additions for tax positions of prior years	99	929
Ending Balance	$3,364	$2,611
16.Employee Benefit Plan
The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.6 million and $0.5 million for each of the years ended December 31, 2024 and 2023, respectively. These amounts were charged to the consolidated statement of operations. The employer contributions vest immediately as the Company has a Safe Harbor Plan.

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
The Company accounted for and received approximately $0.9 million of employee retention credits during the year ended December 31, 2023, which was recorded as a reduction of research and development expenses and general and administrative expenses on the consolidated statement of operations.
18.Subsequent Events
From January 1, 2025 until the financial statements were issued, 73,158 RSUs vested and 1,683 options were exercised.
On March 13, 2025, the Compensation Committee of the Board of Directors approved the grant of 704,581 options and 136,385 RSUs to employees and consultants, such grants to be effective two business days following the filing of this Annual Report on Form 10-K for the year ended December 31, 2024, with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Inherent Limitation on the Effectiveness of Internal Controls and Disclosure Controls
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The effectiveness of any system of internal control over financial reporting and disclosure controls and procedures, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting and disclosure controls and procedures, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting and disclosure controls and procedures.
Attestation Report of the Registered Public Accounting Firm
As a smaller reporting company and non-accelerated filer, as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Item 9B. Other Information
(b) Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.
134

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
135

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as otherwise disclosed below, the information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement, including under the sections entitled “Election of Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports.”
We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at ir.neurogene.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement, including under the sections entitled “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement, including under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement, including under the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence.”
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our 2025 Proxy Statement, including under the section entitled “Ratification of Independent Auditor Appointment.”
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

4.3
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2024).

4.4	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024).
4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019).
4.6	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2020).
4.7
Form of Pre-Funded Warrant (Incorporated by reference to Exhibit A of Exhibit C to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2023).

4.8	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024).
10.1
Lease Agreement, dated September 23, 2019, by and between Neoleukin Therapeutics, Inc. and ARE-Eastlake Avenue No. 3, LLC (Incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the Securities and Exchange Commission on November 13, 2019).

137

Exhibit	Description
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
10.8
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

10.15
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

10.18#
Neurogene Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2024).

10.19#
Neurogene Inc. 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2024).

10.20*	Form of Option Grant Agreement and Option Grant Notice (ISO) for Registrant’s 2023 Equity Incentive Plan.
10.21*	Form of Option Grant Agreement and Option Grant Notice (NSO) for Registrant’s 2023 Equity Incentive Plan.
10.22*	Form of Restricted Stock Unit for Registrant’s 2023 Equity Incentive Plan.
10.23#
Neurogene Inc. 2023 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 20, 2024).

10.24#
Neoleukin Therapeutics, Inc. Amended and Restated 2014 Equity Incentive Plan as amended and restated on May 13, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K filed with the Securities and Exchange Commission on May 14, 2021).

10.25#
Form of Separation Agreement, by and between Neoleukin Therapeutics, Inc. and Donna Cochener (Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2023).

10.26
Securities Purchase Agreement dated November 4, 2024 by and among the Company and each purchaser listed on the signature page thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2024).

10.27#
Executive Employment Agreement with Rachel McMinn dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

10.28#
Executive Employment Agreement with Christine Mikail Cvijic dated April 1, 2024 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

10.29*#	Executive Employment Agreement with Julie Jordan dated April 1, 2024.
10.30#
Amended and Restated Consulting Agreement with Stuart Cobb Consulting, Ltd. dated April 19, 2024 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

10.31
Nonexclusive License Agreement between Neurogene and the Board of Trustees of the Leland Stanford Junior University dated August 6, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 18, 2024).

19.1	Insider trading policies and procedures
21.1	List of Subsidiaries of Neurogene Inc. (Incorporated by reference to Exhibit 21.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2023).
23.1*	Consent of Deloitte & Touche LLP.
139

Exhibit	Description
31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a).
32.1*##	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (PFO) pursuant to 18 U.S.C. Section 1350.
97.1	Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: March 24, 2025	Neurogene Inc.
By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rachel McMinn Rachel McMinn, Ph.D.	Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2025
/s/ Christine Mikail Christine Mikail, J.D.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2025
/s/ Robert Baffi Robert Baffi, Ph.D.	Director	March 24, 2025
/s/ Cory Freedland Cory Freedland, Ph.D.	Director	March 24, 2025
/s/ Sarah B. Noonberg Sarah B. Noonberg, M.D., Ph.D.	Director	March 24, 2025
/s/ Rohan Palekar Rohan Palekar	Director	March 24, 2025
/s/ Robert Keith Woods Robert Keith Woods	Director	March 24, 2025

141