Form 10-Q
period 2025-03-31
Neurogene Inc.
filed 2025-05-09
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 5, 2025, there were 14,262,066 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$70,771	$136,586
Short-term investments	221,831	175,819
Prepaid expenses and other current assets	3,796	3,518
Total current assets	296,398	315,923
Property and equipment, net	14,807	15,422
Operating lease right-of-use assets	2,803	3,000
Finance lease right-of-use assets	58	71
Restricted cash	339	339
Other non-current assets	896	975
Total assets	$315,301	$335,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,063	$1,336
Accrued expenses and other current liabilities	6,849	9,731
Operating lease liabilities, current	3,036	2,945
Finance lease liabilities, current	48	54
Contingent value rights liability, current	1,098	1,091
Total current liabilities	14,094	15,157
Operating lease liabilities, non-current	8,606	9,403
Finance lease liabilities, non-current	17	26
Contingent value rights liability, non-current	738	718
Other liabilities	51	51
Total liabilities	23,506	25,355
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 14,929,566 and 14,854,725 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	576,740	572,673
Accumulated deficit	(284,945)	(262,298)
Total stockholders' equity	291,795	310,375
Total liabilities and stockholders' equity	$315,301	$335,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$17,760	$13,541
General and administrative expenses	8,159	5,238
Total operating expenses	25,919	18,779
Loss from operations	(25,919)	(18,779)
Other income (expense):
Interest income	3,206	2,320
Interest expense	(2)	(3)
Other income	148	143
Other expense	(80)	(602)
Net loss	$(22,647)	$(16,921)

Per share information:
Net loss per share, basic and diluted	$(1.08)	$(1.00)
Weighted-average shares of common stock outstanding, basic and diluted	20,996,287	16,903,735
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2023	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	37,330	—	629	—	629
Net loss	—	—	—	(16,921)	(16,921)
Balance- March 31, 2024	12,860,995	$—	$374,852	$(204,075)	$170,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(22,647)	$(16,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,048	1,045
Depreciation and amortization of property and equipment	749	814
Asset impairment	—	91
Non-cash operating lease expense	197	176
Amortization of finance lease right-of-use assets	13	11
Amortization and accretion of premiums/discounts on held-to-maturity investments	(1,747)	(446)
Change in contingent value rights liability	27	329
Changes in assets and liabilities:
Prepaid expenses and other current assets	(278)	(1,417)
Other assets	79	21
Accounts payable	1,694	135
Accrued expenses and other liabilities	(2,203)	(4,879)
Operating lease liabilities	(706)	(609)
Net cash used in operating activities	(20,774)	(21,650)
Investing activities
Purchases of property and equipment	(780)	(65)
Purchases of held-to-maturity investments	(88,965)	—
Proceeds from maturities of held-to-maturity investments	44,700	30,000
Net cash (used in) provided by investing activities	(45,045)	29,935
Financing activities
Offering costs in connection with pre-closing financing	—	(4,287)
Transaction costs related to reverse merger	—	(2,855)
Proceeds from the issuance of common stock upon exercise of options	19	629
Principal payments on finance leases	(15)	(11)
Net cash provided by (used in) financing activities	4	(6,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	(65,815)	1,761
Cash, cash equivalents and restricted cash at beginning of period	136,925	148,718
Cash, cash equivalents and restricted cash at end of period	$71,110	$150,479

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$—	$60
Property and equipment included in accounts payable and accrued expenses	$80	$141
Supplemental cash flow information:
Cash paid for interest	$2	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc.) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger discussed below. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which is in an ongoing Phase 1/2 clinical trial for the treatment of Rett syndrome. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $22.6 million and $16.9 million for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company used cash in operations of $20.8 million and $21.7 million for the three months ended March 31, 2025 and 2024, respectively, and had an accumulated deficit of $284.9 million as of March 31, 2025. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of approximately $292.6 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.
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

3.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025.
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2025.
Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing these financial statements, management used significant estimates in the following areas, among others: recoverability of the Company’s net deferred tax assets and related valuation allowance, useful lives and recoverability of property and equipment, determining the incremental borrowing rate for calculating lease liabilities and related right-of-use assets and finance lease assets, clinical trial accruals, accrual estimates for all contingent value rights (“CVRs”), and the value attributed to employee stock options and other stock-based awards. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

Segment Information
The Company determines and presents operating segments based on the information internally provided to the Chief Operating Decision Makers (“CODM”) in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. Refer to Note 13, Segment Information, for further information related to the Company’s segment.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$70,771	$136,586
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$71,110	$136,925
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.

Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of March 31, 2025, the Company had $70.6 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
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

Exit and Disposal Costs

In connection with the reverse merger and through early fiscal 2025, the Company has incurred costs to wind-down Neoleukin’s Phase 1 trial of the NL-201 study. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420, Exit or Disposal Costs, the Company accrued the remaining costs incurred in the trial. The liability was classified as accrued expenses and other current liabilities in the condensed consolidated balance sheet.
A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the three months ended March 31, 2025 is as follows (in thousands):

	Balance at December 31, 2024	Liability Adjustment	Amounts Paid	Balance at March 31, 2025
Trial wind-down costs:
Phase 1 NL-201 Trial	$209	$87	$(109)	$187
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of March 31, 2025 and March 31, 2024 are 6,124,996 and 4,062,361 respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.

The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Outstanding stock options	2,086,334	1,475,458
Restricted stock units	279,458	222,530
Performance stock units	252,124	252,124
Total	2,617,916	1,950,112
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the consolidated statements of operations such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. In January 2025, the FASB issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures to clarify the effective date. The updated effective date for the Company to adopt ASU 2024-03 is for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2024-03 will have on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. Upon adoption, the Company will be required to disclose standardized categories in the rate reconciliation in both percentage and dollar amounts. ASU 2023-09 will also require income taxes paid to be disaggregated by jurisdiction, among other disclosure requirements. The Company adopted ASU 2023-09 for annual periods beginning January 1, 2025. The adoption does not have a material impact to the interim financial statements.
4.Investments
The following table summarizes the Company’s investment securities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$66,588	$—	$—	$66,588
Short-term investments:
U.S. treasury notes	221,831	76	(7)	221,900
Total	$288,419	$76	$(7)	$288,488
All of the Company’s investments mature within the next 12 months.

	December 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$131,420	$—	$—	$131,420
Short-term investments:
U.S. treasury notes	175,819	126	(3)	175,942
Total	$307,239	$126	$(3)	$307,362
5.Fair Value of Financial Instruments
As of March 31, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$66,588	$—	$—
U.S. treasury notes	221,900	—	—
Total	$288,488	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$131,420	$—	$—
U.S. treasury notes	175,942	—	—
Total	$307,362	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.
6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Refunds and other receivables	$596	$648
Prepaid expenses	2,203	1,889
Other current assets	997	981
Total prepaid and other current assets	$3,796	$3,518

7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$3,297	$3,259
Manufacturing equipment	6,326	6,326
Office equipment	19	19
Leasehold improvements	15,396	15,396
Software	285	285
Construction in progress	1,403	1,308
Total property and equipment, cost	26,726	26,593
Less accumulated depreciation	(11,919)	(11,171)
Property and equipment, net	$14,807	$15,422
The Company recorded depreciation and amortization expense of $0.7 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the three months ended March 31, 2025 there were no impairment losses and for the three months ended March 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Compensation, bonuses and related benefits	$1,339	$4,235
Research and development	4,765	5,047
Accrued severance	—	107
Other	745	342
Total accrued expenses and other current liabilities	$6,849	$9,731

9.Commitments and Contingencies
Lease Obligations
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
Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024. Sublease income is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.

Supplemental lease expense for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$484	$524
Finance lease cost
Amortization of finance leases	13	11
Interest on finance lease liabilities	2	3
Variable lease cost	352	331
Short-term lease cost	19	23
Total lease cost	$870	$892
Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations. As of March 31, 2025, approximately $1.2 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
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
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and $0.2 million was recorded as licensing revenue within the consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of March 31, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $10,000 for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of March 31, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.

The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by approximately $0.4 million due to permitted deductions under the Merger Agreement and the remaining $0.5 million was paid to the CVR holders as discussed below. As of March 31, 2025, $0.3 million is recorded within the contingent value rights liability on the Company’s condensed consolidated balance sheet arising from offsets to permitted deductions to the Intellectual Property CVR that were incurred subsequent to the CVR payment.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within the Contingent Value Rights section of Note 3, Summary of Significant Accounting Policies, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of March 31, 2025, it was deemed probable that the Company will receive proceeds from Washington state for the sales tax refund and will remit the proceeds to the CVR holders. As of March 31, 2025, $0.4 million is accrued as a component of the contingent value rights liability arising from the Sales Tax CVR in the condensed consolidated balance sheet.
CVR Payment
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, for $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities.
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$443	$738	$436	$718
Intellectual Property CVR	295	—	295	—
Sales Tax CVR	360	—	360	—
Total CVR liability	$1,098	$738	$1,091	$718
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of March 31, 2025 and therefore no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of March 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.

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
10.Licenses
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
In March 2022, Neurogene exercised its option through the collaboration under the MCA and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with the University of Edinburgh, pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds. During the year ended December 31, 2023, the Company expensed $0.3 million for a milestone related to the first patient dosing in the Phase 1/2 trial for Rett syndrome.
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
For the three months ended March 31, 2025 and 2024, the expense recorded by the Company related to the MCA was $0.4 million and $0.4 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the three months ended March 31, 2025, no milestone expense was recorded. During the three months ended March 31, 2024, the Company recorded a milestone expense of $0.1 million for the Rett Syndrome Investigational New Drug filing.

License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. The Company recorded a license expense of $0.06 million for the three months ended March 31, 2025 and $0.06 million for the three months ended March 31, 2024.
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
No expenses were recorded related to other in-process license agreements during the three months ended March 31, 2025 and 2024. None will be due under these agreements unless and until certain development milestones are reached.
11.Stockholders’ Equity (Deficit)
Common stock and pre-funded warrants
In March 2025, the Company’s board of directors approved the Neurogene Inc. 2025 Inducement Plan, which reserves for issuance up to 500,000 shares of common stock underlying inducement awards.
The Company has pre-funded warrants outstanding to purchase an aggregate of 6,124,996 shares of common stock as of March 31, 2025. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 Preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Total		6,124,996
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2025	December 31, 2024
Unvested restricted stock units	279,458	222,530
Unvested performance stock units	252,124	252,124
Options outstanding	2,086,334	1,387,556
Shares available for future grant under the 2023 Equity Incentive Plan	1,218,072	1,458,188
Shares available for future grant under the 2025 Inducement Plan	500,000	—
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	321,770	173,223
Pre-funded warrants outstanding	6,124,996	6,124,996
Total common stock reserved	10,782,754	9,618,617

12.Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,570	$564
General and administrative	2,478	481
Total expense	$4,048	$1,045

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2024	1,387,556	$28.62	7.80
Granted	725,191	$16.20
Exercised	(1,683)	$10.71
Expired/Forfeited	(24,730)	$35.74
Outstanding at March 31, 2025	2,086,334	$24.23	8.36
Exercisable at March 31, 2025	655,763	$22.51	6.34
As of March 31, 2025, the aggregate intrinsic value of outstanding options and exercisable options was approximately $0.7 million and $0.7 million, respectively. The aggregate intrinsic value of options exercised was immaterial for the three months ended March 31, 2025.
The weighted-average grant date fair value of options granted was $12.78 and $25.97 per share for the three months ended March 31, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $1.8 million and $1.0 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was approximately $25.5 million, which the Company expects to recognize over a weighted-average period of 3.12 years.

The fair value of each option was estimated on the grant date using the weighted average assumptions in the table below:

Three Months Ended March 31,
	2025	2024
Expected volatility	93.99%-96.49%	86.39%-87.64%
Risk-free interest rate	3.97%-4.42%	3.97%-4.32%
Expected life (in years)	5.60-6.96	5.77-6.08
Expected dividend yield	—	—
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the three months ended March 31, 2025 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	222,530	$36.06
Restricted stock units granted	135,205	$16.14
Restricted stock units vested	(73,158)	$36.06
Restricted stock units forfeited	(5,119)	$36.06
Unvested at March 31, 2025	279,458	$26.42
The Company recorded stock-based compensation expense related to RSUs of approximately $0.6 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024. As of March 31, 2025, there was approximately $7.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.26 years.

A summary of the Company’s performance stock unit (“PSU”) activity and related information for the three months ended March 31, 2025 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at March 31, 2025	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. As of March 31, 2025, the performance conditions underlying the first tranche of 126,062 PSUs were deemed probable of achievement for the first milestone and are currently considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $1.6 million for the three months ended March 31, 2025. As of March 31, 2025, the second tranche of 126,062 PSUs were not deemed probable of achievement and are not currently considered probable to vest. As of March 31, 2025, there was approximately $7.5 million of unrecognized compensation cost related to PSUs.

13.Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODMs in deciding how to allocate resources and in assessing performance. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. In addition to reviewing the expenses in the consolidated statement of operations, the CODMs are provided with research and development costs for Rett syndrome, Batten disease, Early Discovery and Discontinued Programs, as well as categorized general and administrative expenses. The research and development programs are considered significant by the Company. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The CODMs also assess performance of the segment according to preclinical and clinical data, the stage of development of the research and development programs, along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors.
As of March 31, 2025 and 2024, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Program specific expenses:
Rett syndrome	$4,524	$2,019
Batten disease	845	1,190
Early Discovery	1,287	1,466
Unallocated internal expenses:
Personnel-related	5,404	4,718
Stock-based compensation	1,570	564
Manufacturing	3,107	2,979
Other (a)	1,023	605
Total research and development expenses	$17,760	$13,541

General and administrative specific expenses:
Personnel-related	$2,484	$2,101
Stock-based compensation	2,478	480
Professional and consultant fees	1,277	1,502
Office-related	632	604
Other (b)	1,288	551
Total general and administrative expenses	$8,159	$5,238

Other income (expense)(c)	3,272	1,858
Net loss	$(22,647)	$(16,921)
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

14.Subsequent Events

On April 14, 2025, the Company entered into an exchange agreement with existing stockholders to exchange an aggregate of 667,500 shares of the Company’s common stock for an aggregate of pre-funded warrants to purchase 667,563 shares of the Company’s common stock at an exercise price of $0.001 per share.
From April 1, 2025 until the financial statements were issued, the Company granted 7,695 options to employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
NEUROGENE MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results or outcomes, or the timing of our results or outcomes, could differ materially from the results or outcomes described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of the Annual Report on Form 10-K as well as the risk factors included in Part II, Section 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
We received clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023, and the clinical trial has since been initiated in the United Kingdom (“UK”) and Australia. Participants have been dosed in all three regions.

In November 2024, we announced positive interim clinical data in participants receiving the 1E15 vg dose (n=4 for efficacy data; n=5 for safety data) in the Phase 1/2 clinical trial with a data cut-off date of October 17, 2024.
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

We also announced safety and tolerability data from the Phase 1/2 clinical trial as of the data cut-off date of October 17, 2024. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose. There continue to be no signs or symptoms indicating MeCP2 overexpression toxicity. In November 2024, we also shared that we had gained alignment with the FDA on our potency assay strategy and CMC scale-up planning for the program.We continue to expect to provide an update on safety and efficacy data in the second half of 2025, and therefore we do not plan to share interim data updates from the trial before that time. We expect to share information about our registrational study in the first half of 2025.
In November 2024, we also announced that post-data cut-off date of October 17, 2024, the third participant receiving a 3E15 vg dose of NGN-401 (high dose) in the trial died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose level. Hyperinflammatory syndromes can include hemophagocytic lymphohistiocytosis (“HLH”) and multisystem inflammatory syndrome. Based on research we conducted related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose level we are moving forward in the trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose level.
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
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to our Rett syndrome program, we are in the early discovery stage for other potential programs.
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of approximately $521.9 million from these private placements. However, we have incurred significant recurring losses, including a net loss of $22.6 million and $16.9 million for the three months ended March 31, 2025 and 2024, respectively. In addition, as of March 31, 2025, we had an accumulated deficit of $284.9 million and cash, cash equivalents and short-term investments totaling $292.6 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
In December 2020, we entered into the Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”) to support our pipeline development and expansion, and to accelerate scientific innovation to continue to improve upon conventional gene therapy. In November 2023, the collaboration agreement was amended and extended through December 2026. The University of Edinburgh has a vibrant community of over 500 neuroscience researchers and is widely recognized as a preeminent center for neuroscience research, especially in areas of neurodegeneration and in neurodevelopmental disorders, such as Rett syndrome. For example, researchers currently in neuroscience centers at the University of Edinburgh conducted the seminal preclinical work for Rett syndrome, including discovery of the MeCP2 protein, its function as a transcriptional repressor, developing the first and most widely adopted animal model of Rett syndrome, demonstrating for the first time the reversibility of phenotypes in any neurodevelopmental disorder as well as the first ever preclinical gene therapy efforts in Rett syndrome. Under the terms of the agreement, we have the option to in-license product candidates from Dr. Stuart Cobb’s laboratory. Dr. Cobb is a Professor in Translational Neuroscience at the Patrick Wild Centre and the Centre for Discovery Brain Sciences at the University of Edinburgh and also serves as our Chief Scientific Officer. Due to his position with the University of Edinburgh, he may be entitled to receive in the future a percentage of certain license-related payments from Neurogene to the University of Edinburgh in accordance with the University of Edinburgh’s standard policies for professor inventors.

Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continued risks and uncertainties related to the current macroeconomic environment, including high inflation, high interest rates, changes in foreign currency exchange rates, changes in trade policies, including the implementation of tariffs, sanctions, export or import controls and other actions or the threat of such actions that restrict international trade by the United States, China or other countries, changes in domestic and global monetary and fiscal policy, volatility in financial markets, rapid changes in our regulatory landscape in the United States, including significant staffing reductions, unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on aspects of our business, including the impacts on our participants in our clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the direct and indirect impacts on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”
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
We expect that our general and administrative expense will increase in the future to support our continued research and development activities and potential commercialization efforts. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, legal support and accountants, among other expenses. If any of our current or future product candidates obtains U.S. regulatory approval, we expect that we would incur significantly increased expenses associated with building a sales and marketing team, as well as an expanded regulatory and compliance function.
Interest Income
Interest income consists primarily of interest earned on our cash equivalents and short-term investments. We expect our interest income to fluctuate depending on interest rates and the amount of cash that is invested.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development expenses	$17,760	$13,541	$4,219
General and administrative expenses	8,159	5,238	2,921
Total operating expenses	25,919	18,779	7,140
Loss from operations	(25,919)	(18,779)	(7,140)
Other income (expense):
Interest income	3,206	2,320	886
Interest expense	(2)	(3)	1
Other income	148	143	5
Other expense	(80)	(602)	522
Net loss	$(22,647)	$(16,921)	$(5,726)
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Program specific expenses:
Rett syndrome	$4,524	$2,019	$2,505
Batten disease	845	1,190	(345)
Early Discovery	1,287	1,466	(179)
Unallocated internal expenses:
Personnel-related	5,404	4,718	686
Stock-based compensation	1,570	564	1,006
Manufacturing	3,107	2,979	128
Other	1,023	605	418
Total research and development expenses	$17,760	$13,541	$4,219
Research and development expenses were $17.8 million for the three months ended March 31, 2025, as compared to $13.5 million for the three months ended March 31, 2024.

Expenses related to the Rett syndrome program increased primarily due to a $1.2 million increase in preclinical costs, $0.6 million increase in clinical trial costs related to the Phase 1/2 clinical trial of NGN-401 and a $0.5 million increase in chemistry, manufacturing and controls costs. The decrease in expenses related to the Batten disease program was primarily driven by a $0.3 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101. The decrease in expenses related to the Early Discovery program was primarily driven by a $0.1 million decrease in preclinical costs.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in consulting costs.
We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated:

(in thousands)	Three Months Ended March 31,
	2025	2024	Change
General and administrative specific expenses:
Personnel-related	$2,484	$2,101	$383
Stock-based compensation	2,478	480	1,998
Professional and consultant fees	1,277	1,502	(225)
Office-related	632	604	28
Other	1,288	551	737
Total general and administrative expenses	$8,159	$5,238	$2,921
General and administrative expenses were $8.2 million for the three months ended March 31, 2025, as compared to $5.2 million for the three months ended March 31, 2024. The increase was primarily attributable to: (i) an increase of approximately $0.4 million in personnel-related expenses driven by an increase in headcount to support business operations, (ii) an increase of approximately $2.0 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $1.3 million related to PSUs as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in other costs of approximately $0.7 million related to corporate related expenses and market research costs, as well as to the recovery of approximately $0.3 million related to a business email compromise attack by a third party in the prior period. These expenses were partially offset by a decrease of approximately $0.2 million in professional services and consulting fees associated with the transition from a private company to a public company in the prior period.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $0.9 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments driven by the November 5, 2024 private placement, which was partially offset by a moderate decrease in interest rates.
Other Expenses
Other expenses decreased by $0.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to approximately $0.6 million of accrual of contingent consideration liabilities related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement.

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
As of March 31, 2025, we had cash, cash equivalents and short-term investments totaling $292.6 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through private placements of convertible preferred stock and common stock for net proceeds of approximately $521.9 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(20,774)	$(21,650)
Net cash (used in) provided by investing activities	(45,045)	29,935
Net cash provided by (used in) financing activities	4	(6,524)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,815)	$1,761
Cash Flows from Operating Activities
For the three months ended March 31, 2025, we used $20.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $22.6 million, a $1.4 million net decrease in our operating assets and liabilities and noncash charges of $3.3 million, which consisted primarily of $4.0 million of stock-based compensation, $0.7 million in depreciation, partially offset by $1.7 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates.
For the three months ended March 31, 2024, we used $21.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $16.9 million and a $6.7 million net decrease in our operating assets and liabilities, offset by non-cash charges of $2.0 million, which consisted primarily of $0.8 million in depreciation and $1.0 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Cash Flows from Investing Activities
For the three months ended March 31, 2025, net cash flows used in investing activities consisted of purchases of investments of $89.0 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of short-term investments of $44.7 million.
For the three months ended March 31, 2024, net cash flows provided by investing activities consisted primarily of proceeds from the maturities of investments of $30.0 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2025, net cash flows provided by financing activities were insignificant.
For the three months ended March 31, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger (defined below), partially offset by proceeds of $0.6 million from the exercise of stock options.
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
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between us and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). As of March 31, 2025, approximately $1.2 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of March 31, 2025, approximately $0.3 million was recorded within the contingent value rights liability as an offset arising from the Intellectual Property CVR on our condensed consolidated balance sheet due to deductions permitted under the Merger Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our condensed consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of March 31, 2025, the liability in the condensed consolidated financial statements arising from the Sales Tax CVR was $0.4 million. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes the components of the contingent value rights liability as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$443	$738	$436	$718
Intellectual Property CVR	295	—	295	—
Sales Tax CVR	360	—	360	—
Total CVR liability	$1,098	$738	$1,091	$718
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
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.

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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through March 31, 2025 of $284.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of an RMAT designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.
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

We do not have any committed external sources of funds, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including rising interest rates, escalating trade tensions and restrictions, including tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $22.6 million for the three months ended March 31, 2025 and our cumulative net loss from inception as of March 31, 2025 was $284.9 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, on November 11, 2024, we were advised of a severe adverse event (“SAE”) experienced by a participant in the 3E15 vg dose of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. The FDA completed a review of the safety data for NGN-401 and allowed us to continue with the Phase 1/2 trial using the 1E15 vg dose. We paused further use of the 3E15 vg dose upon initial notification of the SAE and made the determination to remove that dose level from the trial protocol as we do not plan to enroll any further participants at the 3E15 vg dose level.
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
In November 2024, a participant who had been recently dosed at the 3E15 vg dose of NGN-401 in our Phase 1/2 clinical trial for the treatment of Rett syndrome experienced an SAE consistent with known risks of AAV gene therapy and ultimately died from this complication. While this reaction was very rare, we cannot ensure that other SAEs related to the use of AAV9 will not occur, or that we will not experience delays or other negative impacts to our clinical trial related to this or other AAV-related SAEs. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS may also limit the potential efficacy or potency of any of our product candidates, including NGN-401.

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
We have invested in early-stage research and development with the goal of identifying and developing additional product candidates. Our future success may depend in part on the successful development of novel therapeutic approaches, including new therapies that may be able to use our EXACT technology or other transgene regulation technology. However, while our preclinical research and clinical trials may initially show promise in identifying potential product candidates, they may ultimately fail to yield product candidates for a number of reasons. For example, although EXACT is designed to deliver therapeutic levels of transgene while avoiding overexpression toxicity and off-target effects, there can be no assurance that any EXACT transgene regulation will result in product candidates that are shown in clinical trials to be safe, pure, and effective or potent.
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

As a result, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy will result in the identification, development, and regulatory approval of any product candidates, or that other gene therapy programs will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to our current gene therapy approaches or product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Research programs to identify new product candidates require substantial technical, financial, and human resources. If we are unable to identify suitable gene therapy product candidates for preclinical and clinical development in a cost-effective manner, we may not be able to successfully implement this portion of our business strategy, and may have to delay, reduce the scope of, suspend or eliminate one or more of our current or future product candidates, clinical trials or future commercialization efforts, which would negatively impact our financial condition.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, the Therapeutic Goods Association (“TGA”) in Australia, the European Medicines Agency (“EMA”) or other foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
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
Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies, which are a lengthy, time-consuming and expensive process with a high risk of failure. The length of time of such testing may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. A sustained global shortage of NHPs available for biological product development could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly and result in delays to our development timelines. However, after conducting preclinical studies, we must then conduct extensive clinical trials to demonstrate the safety, purity, and efficacy or potency of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all.
Furthermore, failure can occur at any time during the preclinical study or clinical trial process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, especially as our initial clinical trials do not contain a control arm. In addition, we have designed our initial clinical trials with relatively small cohorts before expanding in size and dosing in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from dose escalating or subsequently expanding into larger trial cohorts. For example, on November 11, 2024, we were advised of an SAE experienced by a recently dosed participant at the 3E15 vg dose in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. The FDA completed a review of the safety data for NGN-401 and allowed us to proceed with the Phase 1/2 trial using the 1E15 vg dose, although we decided to revise our trial protocol before resuming dosing, and have removed the 3E15 vg dose level from the trial protocol as we do not plan to enroll any further participants at the that dose level.
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
From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. Preliminary, interim or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously disclosed. These preliminary, interim or topline data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. For example, in June 2024, we announced initial safety data related to the dosing of our first four participants at the 1E15 vg dose in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome which suggested a favorable safety profile for the 1E15 vg dose. In November 2024, an SAE was reported in a participant who received the 3E15 vg dose, which caused us to revise our assumptions regarding the safety profile of the 3E15 vg dose. Because of this potential for change, preliminary, interim and topline data should be viewed with caution until final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of a particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, interim or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, NGN-401 or any other product candidate may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, differences between preliminary, interim or topline data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Further, while our reliance on these third parties for research and development activities will reduce our control over these activities, we will not be relieved of our responsibilities for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, MHRA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP conditions. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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
Our operations and financial condition also may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions, tariffs or other extraordinary taxes, and other foreign regulatory requirements affecting our collaborators. We currently rely to some degree on foreign CROs in the UK and Australia, and may need to rely on foreign CROs and CDMOs in the future. We or the foreign CROs or CDMOs we may work with may be subject to U.S. legislation, including the potential passing of an act similar to the previously proposed BIOSECURE Act, sanctions, trade restrictions, increased taxes or tariffs and other foreign regulatory requirements which could increase the cost or reduce the supply of certain material we use, delay the procurement or supply of such material or disrupt our supply chain for certain raw materials or medical devices necessary for our clinical trial. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or impose other restrictions on companies’ ability to work with Chinese biotechnology companies or other foreign counterparties. To the extent these or future tariffs are applicable to the material we may import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of March 31, 2025, we license 29 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of March 31, 2025, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.

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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, participation in these programs is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of a pivotal trial design or approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. In addition, we may determine that the resources required to complete the regulatory approval process are in excess of what we are able or willing to expend on a particular program. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 gene therapy program for CLN5 Batten disease. Given the rarity of the disease, continued investment in the program was predicated on an alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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

If we were to obtain approval, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for a product candidate, we will not be able to commercialize, or will be delayed in commercializing, such product candidate and our ability to generate revenue may be materially impaired. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency (“DOGE”), which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Additionally, changes in the leadership of the FDA and other federal agencies under President Trump’s administration (the “Trump Administration”) may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans.
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
Disruptions at the FDA and other government agencies and regulatory authorities could negatively affect the review of our regulatory submissions or impact our ability to access the public markets, which could negatively impact our business.
The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the Trump Administration in January 2025, the full impact of which is unclear at this time. Average review times at the agency have fluctuated as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. In addition, the Trump Administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits or limit federal agency personnel may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates and could result in delays in our clinical trial timelines. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of CTAs or MAAs, which would adversely affect our business. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development, manufacturing or marketing of our most advanced product candidate, NGN-401, or other product candidates, if approved, which could have a material adverse effect on our business.
If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, new or increased tariffs and other barriers to trade, especially in light of recent executive orders made by the Trump Administration, trade and other international disputes, increases in inflation rates, fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), political and military conflict, and uncertainty about economic stability. In recent months, the U.S. has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East, and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational, labor and employee benefit costs.
We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Geopolitical events and global economic conditions may also affect the ability of the FDA and other regulatory authorities to perform routine functions. If such concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. For example, escalating trade tensions, elevated interest rates and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased stockholder activism or securities litigation if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition and cash flows. Class action securities litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of March 31, 2025, there are approximately 14,929,566 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Section 16 of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as amended (the “Rule”), or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Stuart Cobb, Chief Scientific Officer	2/6/2025	Rule 10b5-1 Trading Arrangement	Up to 27107 shares sold	3/17/2026	N/A	N/A
(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of the Rule.
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. This trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. This arrangement also provides for automatic expiration in the event of death, a personal bankruptcy filing, public announcement of a merger, recapitalization, acquisition, tender or exchange offer, or other business combination or reorganization resulting in the exchange or conversion of the common stock of the Company into shares of another company, or the conversion of the Company’s securities into rights to receive fixed amounts of cash or into debt securities and/or preferred stock (whether in whole or in part).

Item 6. Exhibits

Exhibit Number	Description

10.1	Neurogene 2025 Inducement Plan (Incorporated by reference to Exhibit 99.3 of the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2025.)
10.2	Form of Option Grant and Option Award Agreement for Registrant’s 2025 Inducement Plan
10.3
Amendment to Letter Agreement between Baker Bros. Advisors LP and Neurogene Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2025.)

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

Date: May 9, 2025	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2025	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)