Form 10-Q
period 2025-06-30
Neurogene Inc.
filed 2025-08-11
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 6, 2025, there were 14,271,916 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,813	$136,586
Short-term investments	215,706	175,819
Prepaid expenses and other current assets	4,467	3,518
Total current assets	278,986	315,923
Property and equipment, net	14,249	15,422
Operating lease right-of-use assets	2,601	3,000
Finance lease right-of-use assets	45	71
Restricted cash	339	339
Other non-current assets	1,096	975
Total assets	$297,316	$335,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,060	$1,336
Accrued expenses and other current liabilities	9,097	9,731
Operating lease liabilities, current	3,092	2,945
Finance lease liabilities, current	42	54
Contingent value rights liability, current	1,149	1,091
Total current liabilities	15,440	15,157
Operating lease liabilities, non-current	7,823	9,403
Finance lease liabilities, non-current	9	26
Contingent value rights liability, non-current	738	718
Other liabilities	51	51
Total liabilities	24,061	25,355
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 14,269,264 and 14,854,725 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	580,216	572,673
Accumulated deficit	(306,961)	(262,298)
Total stockholders' equity	273,255	310,375
Total liabilities and stockholders' equity	$297,316	$335,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue under licensing agreements	$—	$925	$—	$925
Operating expenses:
Research and development expenses	19,366	15,744	37,131	29,285
General and administrative expenses	6,715	5,315	14,869	10,553
Total operating expenses	26,081	21,059	52,000	39,838
Loss from operations	(26,081)	(20,134)	(52,000)	(38,913)
Other income (expense):
Interest income	2,928	2,035	6,134	4,355
Interest expense	(1)	(4)	(3)	(7)
Other income	1,212	144	1,360	287
Other expense	(74)	(533)	(154)	(1,135)
Net loss	$(22,016)	$(18,492)	$(44,663)	$(35,413)

Per share information:
Net loss per share, basic and diluted	$(1.05)	$(1.09)	$(2.12)	$(2.09)
Weighted-average shares of common stock outstanding, basic and diluted	21,055,378	16,941,524	21,025,996	16,922,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795
Stock-based compensation expense	—	—	3,408	—	3,408
Exchange of common stock for pre-funded warrants	(667,500)	—	—	—	—
Common stock issued upon exercise of stock options	7,198	—	68	—	68
Net loss	—	—	—	(22,016)	(22,016)
Balance- June 30, 2025	14,269,264	$—	$580,216	$(306,961)	$273,255

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2023	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	37,330	—	629	—	629
Net loss	—	—	—	(16,921)	(16,921)
Balance- March 31, 2024	12,860,995	$—	$374,852	$(204,075)	$170,777
Shares issued upon the exercise of pre-funded warrants	103,407	—	—	—	—
Stock-based compensation expense	—	—	2,314	—	2,314
Common stock issued upon exercise of stock options	24,806	—	415	—	415
Net loss	—	—	—	(18,492)	(18,492)
Balance- June 30, 2024	12,989,208	$—	$377,581	$(222,567)	$155,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(44,663)	$(35,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,456	3,359
Depreciation and amortization of property and equipment	1,503	1,615
Asset impairment	—	91
Non-cash operating lease expense	399	360
Amortization of finance lease right-of-use assets	26	27
Amortization and accretion of premiums/discounts on held-to-maturity investments	(3,220)	(772)
Change in contingent value rights liability	78	818
Changes in assets and liabilities:
Prepaid expenses and other current assets	(949)	(2,053)
Other assets	(121)	(30)
Accounts payable	719	368
Accrued expenses and other liabilities	(31)	(4,672)
Operating lease liabilities	(1,433)	(1,241)
Net cash used in operating activities	(40,236)	(37,543)
Investing activities
Purchases of property and equipment	(928)	(525)
Purchases of held-to-maturity investments	(149,367)	(42,654)
Proceeds from maturities of held-to-maturity investments	112,700	49,500
Net cash (used in) provided by investing activities	(37,595)	6,321
Financing activities
Offering costs in connection with pre-closing financing	—	(4,287)
Transaction costs related to reverse merger	—	(2,855)
Proceeds from the issuance of common stock upon exercise of options	87	1,044
Principal payments on finance leases	(29)	(27)
Net cash provided by (used in) financing activities	58	(6,125)
Net decrease in cash, cash equivalents and restricted cash	(77,773)	(37,347)
Cash, cash equivalents and restricted cash at beginning of period	136,925	148,718
Cash, cash equivalents and restricted cash at end of period	$59,152	$111,371

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right-of-use assets from new operating lease liabilities	$—	$60
Property and equipment included in accounts payable and accrued expenses	$128	$71
Additions to finance lease right-of-use assets from new finance lease liabilities	$—	$25
Supplemental cash flow information:
Cash paid for interest	$3	$7
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc. (“Neoleukin”)) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger discussed below. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc. (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which is in an ongoing Phase 1/2 clinical trial for the treatment of Rett syndrome. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital.
2.Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, clinical studies and clinical trials, the need to obtain marketing approval for its drug candidates and its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing and reimbursement, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to transition from pilot scale manufacturing to large scale production.
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $44.7 million and $35.4 million for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company used cash in operations of $40.2 million and $37.5 million for the six months ended June 30, 2025 and 2024, respectively, and had an accumulated deficit of $307.0 million as of June 30, 2025. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of approximately $274.5 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2025.
Use of Estimates
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management used significant estimates in the following areas, among others: recoverability of the Company’s net deferred tax assets and related valuation allowance, useful lives and recoverability of property and equipment, determining the incremental borrowing rate for calculating lease liabilities and related right-of-use assets and finance lease assets, revenue recognition, clinical trial accruals, accrual estimates for all contingent value rights (“CVRs”), and the value attributed to employee stock options and other stock-based awards. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$58,813	$136,586
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$59,152	$136,925
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credits related to its lease obligations.

Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of June 30, 2025, the Company had $58.7 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
Revenue Recognition
The Company recognizes revenue when its customers obtain control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.
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
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of June 30, 2025, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 9, Commitments and Contingencies, for further discussion on the CVR components.
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
A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the six months ended June 30, 2025 is as follows (in thousands):

	Balance at December 31, 2024	Liability Adjustment	Amounts Paid	Balance at June 30, 2025
Trial wind-down costs:
Phase 1 NL-201 Trial	$209	$101	$(117)	$193
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of June 30, 2025 and June 30, 2024 are 6,792,559 and 3,959,954, respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Six Months Ended June 30,
	2025	2024
Outstanding stock options	2,125,498	1,496,652
Restricted stock units	271,923	227,425
Performance stock units	252,124	252,124
Shares issuable under 2023 ESPP	10,225	—
Total	2,659,770	1,976,201
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”) which requires public entities to provide disaggregated disclosure of income statement expenses. Public entities are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the condensed consolidated statements of operations such as the following expenses: purchases of inventory, employee compensation, intangible asset amortization, and depreciation. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to clarify the effective date. The updated effective date for the Company to adopt ASU 2024-03 is for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2024-03 will have on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to expand the disclosure requirements for income taxes. Upon adoption, the Company will be required to disclose standardized categories in the rate reconciliation in both percentage and dollar amounts. ASU 2023-09 will also require income taxes paid to be disaggregated by jurisdiction, among other disclosure requirements. The Company adopted ASU 2023-09 for annual periods beginning January 1, 2025. The adoption does not have a material impact to the interim financial statements.
4.Investments
The following table summarizes the Company’s investment securities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$50,114	$—	$—	$50,114
Short-term investments:
U.S. treasury notes	215,706	24	(35)	215,695
Total	$265,820	$24	$(35)	$265,809
All of the Company’s investments mature within the next 12 months.

	December 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$131,420	$—	$—	$131,420
Short-term investments:
U.S. treasury notes	175,819	126	(3)	175,942
Total	$307,239	$126	$(3)	$307,362

5.Fair Value of Financial Instruments
As of June 30, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$50,114	$—	$—
U.S. treasury notes	215,695	—	—
Total	$265,809	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$131,420	$—	$—
U.S. treasury notes	175,942	—	—
Total	$307,362	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.
6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Refunds and other receivables	$1,309	$648
Prepaid expenses	2,188	1,889
Other current assets	970	981
Total prepaid and other current assets	$4,467	$3,518
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$3,307	$3,259
Manufacturing equipment	6,451	6,326
Office equipment	19	19
Leasehold improvements	15,418	15,396
Software	285	285
Construction in progress	1,435	1,308
Total property and equipment, cost	26,915	26,593
Less accumulated depreciation	(12,666)	(11,171)
Property and equipment, net	$14,249	$15,422
The Company recorded depreciation and amortization expense of $0.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and recorded $1.5 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively.

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the six months ended June 30, 2025 there were no impairment losses, and for the six months ended June 30, 2024, the Company recorded impairment losses on idle equipment of $0.1 million. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Compensation, bonuses and related benefits	$2,638	$4,235
Research and development	6,100	5,047
Accrued severance	—	107
Other	359	342
Total accrued expenses and other current liabilities	$9,097	$9,731
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
In July 2021, the sublessor was released from the original lease by the landlord, and the Company attorned to the landlord the executory terms and provisions of the sub-lease. In February 2022, the Company entered into an extension of the New York office lease (retroactive to December 2021) through June 2026, with new monthly lease payments ranging from approximately $0.03 million to $0.04 million. The Company accounted for the amendment as a contract modification, and accordingly recorded an additional operating right-of-use asset of approximately $1.0 million and an additional operating lease liability of approximately $1.0 million.
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
Blaine Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 33,300 square feet of office space in Seattle, Washington for offices, a laboratory for research and development, and related uses. The lease expires on February 1, 2029, with the option to extend the lease for two additional five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability or right-of-use asset.

Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.1 million for the three months ended June 30, 2025 and $0.1 million for the three months ended June 30, 2024. The Company recorded sublease income of $0.3 million for the six months ended June 30, 2025 and $0.3 million for the six months ended June 30, 2024. Sublease income is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.
Supplemental lease expense for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$472	$519	$956	$1,045
Finance lease cost
Amortization of finance leases	12	17	26	27
Interest on finance lease liabilities	1	4	3	7
Variable lease cost	385	285	737	614
Short-term lease cost	11	13	29	35
Total lease cost	$881	$838	$1,751	$1,728
Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations (the “Lease CVR”). As of June 30, 2025, approximately $1.2 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
Intellectual Property CVR
Under the CVR Agreement, each CVR holder is eligible to receive 100% of the net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into before the Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant any agreements entered into within one year after the Closing (the “Intellectual Property CVR”). Contingent consideration liabilities related to the CVR Agreement will only be recorded if the liabilities are probable and estimable as of the balance sheet date. Refer to the December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement subsections below for further detail on the current agreements related to the Company’s Intellectual Property CVR.
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the condensed consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of June 30, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.

April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of June 30, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by approximately $0.4 million due to permitted deductions under the Merger Agreement and the remaining $0.5 million was paid to the CVR holders as discussed below. As of June 30, 2025, the Company recorded $0.3 million within the contingent value rights liability on the Company’s condensed consolidated balance sheet arising from offsets to permitted deductions to the Intellectual Property CVR that were incurred subsequent to June 30, 2024.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within Note 3, Summary of Significant Accounting Policies—Contingent Value Rights, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of June 30, 2025, it was deemed probable that the Company will receive proceeds from Washington state for the sales tax refund and will remit the proceeds to the CVR holders. As of June 30, 2025, the Company accrued $0.4 million as a component of the contingent value rights liability arising from the Sales Tax CVR in the condensed consolidated balance sheet.
CVR Payment
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, of $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities. The second CVR payment to CVR holders is approximately $0.8 million and is due on August 14, 2025.
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$443	$738	$436	$718
Intellectual Property CVR	295	—	295	—
Sales Tax CVR	411	—	360	—
Total CVR liability	$1,149	$738	$1,091	$718

As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of June 30, 2025 and therefore, no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for, as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of June 30, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
10.Licenses
License Agreement with the University of Edinburgh
In December 2020, the University Court of the University of Edinburgh (the “University of Edinburgh”) and Neurogene entered into a Master Collaboration Agreement (“MCA”). Under the MCA, Neurogene and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”) and Neurogene agreed to provide funding for such Projects for a 40-month initial term, which term was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. In exchange for such funding, the University of Edinburgh granted Neurogene the option to exclusively license any intellectual property arising from such Projects. If Neurogene exercises an exclusive option for a particular Project, Neurogene will enter into a separate exclusive license agreement on its own terms with the University of Edinburgh. Under the MCA, Neurogene is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the 40-month period. Either party may terminate the MCA for convenience upon 90 days’ notice. If Neurogene terminates the MCA, it would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.
In March 2022, Neurogene exercised its option through the collaboration under the MCA and entered into a License Agreement with the University of Edinburgh (the “March 2022 Edinburgh License Agreement”), pursuant to which Neurogene licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, Neurogene obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country. In connection with the license, Neurogene is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.

In November 2023, Neurogene and the University of Edinburgh amended the MCA. Under the amended MCA, Neurogene and the University of Edinburgh agreed to continue collaborating on certain Projects and Neurogene agreed to provide funding for such Projects through December 2026, or an additional 33 months. Neurogene is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the entire period.
For the six months ended June 30, 2025 and 2024, the expense recorded by the Company related to the MCA was $0.8 million and $0.8 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the six months ended June 30, 2025 and 2024, no milestone expense was recorded.
License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones. The Company recorded a license expense of $0.06 million for the six months ended June 30, 2025 and $0.06 million for the six months ended June 30, 2024.
License Agreement with Stanford
In August 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay up to $0.5 million in the aggregate for licensing fees. The Company recorded a license expense of $0.05 million in September 2024.
No expenses were recorded related to other in-process license agreements during the six months ended June 30, 2025 and 2024. None will be due under these agreements unless and until certain development milestones are reached.
11.Stockholders’ Equity (Deficit)
Common stock and pre-funded warrants
In March 2025, the Company’s board of directors approved the Neurogene Inc. 2025 Inducement Plan, which reserves for issuance up to 500,000 shares of the Company’s common stock underlying inducement awards.
In April 2025, the Company entered into an exchange agreement with existing stockholders to exchange an aggregate of 667,500 shares of the Company’s common stock for pre-funded warrants to purchase an aggregate of 667,563 shares of the Company’s common stock at an exercise price of $0.001 per share. The exchange was executed to facilitate the investor’s beneficial ownership thresholds. The exchange was accounted for as an equity-for-equity transaction. The Company derecognized the common shares and recognized an equivalent value in pre-funded warrants, with no gain or loss recognized.

The Company has pre-funded warrants outstanding to purchase an aggregate of 6,792,559 shares of the Company’s common stock as of June 30, 2025. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the Company’s outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants are classified as equity. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 Preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Common stock pre-funded warrant	$0.001	667,563	April 2025 Common stock conversion
Total		6,792,559
The Company has reserved shares of the Company’s common stock for future issuance as follows:

	June 30, 2025	December 31, 2024
Unvested restricted stock units	271,923	222,530
Unvested performance stock units	252,124	252,124
Options outstanding	2,125,498	1,387,556
Shares available for future grant under the 2023 Equity Incentive Plan	1,212,648	1,458,188
Shares available for future grant under the 2025 Inducement Plan	458,900	—
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	321,770	173,223
Pre-funded warrants outstanding	6,792,559	6,124,996
Total common stock reserved	11,435,422	9,618,617
12.Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,575	$1,375	$3,146	$1,940
General and administrative	1,833	939	4,310	1,419
Total expense	$3,408	$2,314	$7,456	$3,359

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2024	1,387,556	$28.62	7.80
Granted	832,481	$16.77
Exercised	(8,881)	$9.47
Expired/Forfeited	(85,658)	$35.32
Outstanding at June 30, 2025	2,125,498	$23.79	8.23
Exercisable at June 30, 2025	740,967	$24.36	6.41
As of June 30, 2025, the aggregate intrinsic value of outstanding options and exercisable options was approximately $1.5 million and $1.5 million, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the six months ended June 30, 2025.
The weighted-average grant date fair value of options granted was $13.18 and $26.22 per share for the six months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $2.2 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $4.0 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was approximately $23.5 million, which the Company expects to recognize over a weighted-average period of 2.88 years.

The fair value of each option was estimated on the grant date using the weighted-average assumptions in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	94.60%-96.19%	87.43%-90.84%	93.99%-96.49%	86.39%-90.84%
Risk-free interest rate	3.86%-4.05%	4.17%-4.60%	3.86%-4.42%	3.97% - 4.60%
Expected life (in years)	5.27-6.08	5.50-6.15	5.27-6.96	5.50 - 6.15
Expected dividend yield	—	—	—	—
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the six months ended June 30, 2025 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	222,530	$36.06
Restricted stock units granted	135,205	$16.14
Restricted stock units vested	(73,158)	$36.06
Restricted stock units forfeited	(12,654)	$31.14
Unvested at June 30, 2025	271,923	$26.38
The Company recorded stock-based compensation expense related to RSUs of approximately $0.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to RSUs of approximately $1.4 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there was approximately $6.2 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.02 years.
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the six months ended June 30, 2025 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at June 30, 2025	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. As of June 30, 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $0.4 million and $2.0 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the second tranche of 126,062 PSUs were not deemed probable of achievement and are not currently considered probable to vest. As of June 30, 2025, there was approximately $7.1 million of unrecognized compensation cost related to PSUs.

13.Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODMs in deciding how to allocate resources and in assessing performance. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. In addition to reviewing the expenses in the consolidated statement of operations, the CODMs are provided with research and development costs for Rett syndrome, Batten disease, Early Discovery and Discontinued Programs, as well as categorized general and administrative expenses. The research and development programs are considered significant by the Company. The CODM assesses the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODMs also assess performance of the segment according to preclinical and clinical data, the stage of development of the research and development programs, along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors.
As of June 30, 2025 and 2024, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue under licensing agreements	$—	$925	$—	$925

Program specific expenses:
Rett syndrome	$7,052	$2,798	$11,576	$4,817
Batten disease	401	1,734	1,246	2,924
Early Discovery	720	1,705	2,007	3,171
Unallocated internal expenses:
Personnel-related	5,125	4,557	10,529	9,275
Stock-based compensation	1,575	1,375	3,146	1,939
Manufacturing	3,635	2,815	6,742	5,794
Other (a)	858	760	1,885	1,365
Total research and development expenses	$19,366	$15,744	$37,131	$29,285

General and administrative specific expenses:
Personnel-related	$2,212	$1,964	$4,696	$4,065
Stock-based compensation	1,833	939	4,310	1,419
Professional and consultant fees	970	998	2,247	2,500
Office-related	620	631	1,252	1,235
Other (b)	1,080	783	2,364	1,334
Total general and administrative expenses	$6,715	$5,315	$14,869	$10,553

Other income(c)	4,065	1,642	7,337	3,500
Net loss	$(22,016)	$(18,492)	$(44,663)	$(35,413)
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
(c) Other income included in net loss is mainly comprised of: Interest income, interest expense, other income and other expense.

14.Subsequent Events
From July 1, 2025 until the financial statements were issued, the Company granted 4,290 options to employees and 2,652 options were exercised.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions, was signed into law in the United States. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. The Company is currently evaluating the overall impact of the OBBB Act, including its potential effect on the Company’s estimated annual effective tax rate for 2025.
On August 11, 2025, the Company entered into an at-the-market (“ATM”) equity offering sales agreement with Leerink Partners, LLC (“Leerink”), pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock with an aggregate offering price up to $150.0 million through Leerink, as sales agent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results or outcomes, or the timing of our results or outcomes, could differ materially from the results or outcomes described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of the Annual Report on Form 10-K as well as the risk factors included in Part II, Section 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex devastating neurological diseases into treatable conditions. By harnessing our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), we are developing a differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. Our EXACT approach leverages key scientific breakthroughs, including gene transfer technology, microRNA-based genetic circuits, and adeno-associated virus (“AAV”) delivery, and is designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. We have completed dosing in a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for the treatment of female patients with classic Rett syndrome that is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg. Eight pediatric participants in the ages 4-10 years old cohort and two participants in the ages 11 years and older cohort received the 1E15 vg dose. We have begun trial initiation activities for our registrational trial of NGN-401, EmboldenTM. Clinical grade NGN-401 is manufactured at our manufacturing facility and was used for dosing in the Phase 1/2 clinical trial and will be used for the Embolden clinical trial. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology.

We received clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023. The Phase 1/2 clinical trial was also initiated in the United Kingdom (“UK”) and Australia. Participants were dosed in all three regions.
In November 2024, we announced positive interim clinical data in participants receiving the 1E15 vg dose (n=4 for efficacy data; n=5 for safety data) in the Phase 1/2 clinical trial with a data cut-off date of October 17, 2024.
The baseline demographics of the first five participants who received the 1E15 vg dose NGN-401 include:
*CGI-S = Clinician Global Impression-Severity
Consistent, concordant and durable improvements were observed in the first four participants who received 1E15 vg dose as measured from baseline across multiple Rett syndrome clinical assessments. The four participants collectively achieved 23 developmental milestones/skills in the core clinical domains of Rett syndrome – hand function/fine motor, communication/language, and ambulation/gross motor. These gains of skills and developmental milestones are not expected to occur when compared and contextualized against the natural history of Rett syndrome. Additionally, objective improvements in autonomic function were recorded.
Consistent improvements were observed in the following:

CGI-I = Clinician Global Impression-Improvement with Rett syndrome anchors
*Each participant achieved a 2-point improvement or “much improved” from baseline.

We also announced safety and tolerability data from the Phase 1/2 clinical trial as of the data cut-off date of October 17, 2024. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose. There continue to be no signs or symptoms indicating MeCP2 overexpression toxicity. In November 2024, we also shared that we had gained alignment with the FDA on our potency assay strategy and chemistry, manufacturing and control (“CMC”) scale-up planning for the program.
In June 2025, we announced that five additional participants had been dosed in the Phase 1/2 NGN-401 clinical trial during the first half of 2025. A total of 10 participants have received the 1E15 vg dose and dosing in the Phase 1/2 trial has been completed. We expect to provide an update on safety and efficacy data in the second half of 2025, and therefore we do not plan to share interim data updates from the trial before that time.
In June 2025, we also announced written agreement from the FDA on the key elements of the Embolden registrational trial design. Embolden is a single-arm, open-label, baseline-controlled registrational trial evaluating the 1E15 vg dose of NGN-401 in females ages three years and older with Rett syndrome. The primary endpoint is a responder-based composite endpoint that will assess an improvement in the CGI-I scale with Rett syndrome anchors and the gain of a developmental milestone/skill, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score greater than or equal to 3 (“minimally improved”) and gain any one developmental milestone/skill from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. In further maintaining the rigorous design of the Embolden trial, we are electing to dose the last planned participant from the Phase 1/2 trial as part of the registrational Embolden trial and add one more participant to complete the proposed sample size at 20 patients.
In May 2024, we added a cohort evaluating a 3E15 vg dose of NGN-401 (high-dose) to the Phase 1/2 clinical trial. In November 2024, the third participant receiving the 3E15 vg dose died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose level. Hyperinflammatory syndromes can include hemophagocytic lymphohistiocytosis (“HLH”) and multisystem inflammatory syndrome. Based on research we conducted related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose level we are moving forward in the trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose level.
In December 2024, we updated our Phase 1/2 protocol to remove the 3E15 vg dose from the trial. Despite our research related to hyperinflammatory syndromes and AAV gene therapy showing that HLH has only been reported following doses of systemic AAV that are higher than the 1E15 vg dose level, in an abundance of caution, we have incorporated into our protocol additional monitoring for markers using the HLH diagnostic criteria, such as ferritin, and a treatment algorithm to be used in the event HLH is detected. When administered early, this treatment algorithm has been used successfully to treat cases of HLH both in other AAV gene therapy and other known causes of HLH. There has been no evidence of HLH or hyperinflammatory syndrome in any participant at the 1E15 vg dose level in the NGN-401 clinical trial as of the date of this report.
In June 2024, we announced that NGN-401 was one of four programs selected by the Center for Biologics Evaluation and Research at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) Pilot Program based on potential for clinical benefits and clinical development program readiness. As part of the START Program, we have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population. In August 2024, we announced that NGN-401 also received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include all the benefits of Fast Track and Breakthrough Therapy designation programs, including early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to our Rett syndrome program, we are in the early discovery stage for other potential programs.

In addition to NGN-401, we were pursuing a conventional gene therapy program for the treatment of CLN5 Batten disease. While we have completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, in November 2024, we announced that we do not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock) and have raised aggregate net proceeds of approximately $521.9 million. However, we have incurred significant recurring losses, including a net loss of $44.7 million and $35.4 million for the six months ended June 30, 2025 and 2024, respectively. In addition, as of June 30, 2025, we had an accumulated deficit of $307.0 million and cash, cash equivalents and short-term investments totaling $274.5 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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

We do not have any products approved for commercial sale and have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount in development and marketing costs prior to such time. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. In November 2024, we announced that we do not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that the application met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program. We may in the future elect to discontinue, delay, or modify additional preclinical and clinical trials of our other product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all, which could have a material adverse effect on our business. Our management cannot provide assurance that we will ever generate positive cash flow from operating activities. Please see the section below entitled Liquidity and Capital Resources for additional details on our substantial capital requirements.
In December 2020, we entered into a Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”) to support our pipeline development and expansion, and to accelerate scientific innovation to continue to improve upon conventional gene therapy. In November 2023, the collaboration agreement was amended and extended through December 2026. The University of Edinburgh has a vibrant community of over 500 neuroscience researchers and is widely recognized as a preeminent center for neuroscience research, especially in areas of neurodegeneration and in neurodevelopmental disorders, such as Rett syndrome. For example, researchers currently in neuroscience centers at the University of Edinburgh conducted the seminal preclinical work for Rett syndrome, including discovery of the MeCP2 protein, its function as a transcriptional repressor, developing the first and most widely adopted animal model of Rett syndrome, demonstrating for the first time the reversibility of phenotypes in any neurodevelopmental disorder as well as the first ever preclinical gene therapy efforts in Rett syndrome. Under the terms of the agreement, we have the option to in-license product candidates from Dr. Stuart Cobb’s laboratory. Dr. Cobb is a Professor in Translational Neuroscience at the Patrick Wild Centre and the Centre for Discovery Brain Sciences at the University of Edinburgh and also serves as our Chief Scientific Officer. Due to his position with the University of Edinburgh, he may be entitled to receive in the future a percentage of certain license-related payments from Neurogene to the University of Edinburgh in accordance with the University of Edinburgh’s standard policies for professor inventors.
Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continued risks and uncertainties related to the current macroeconomic environment, including high inflation, high interest rates, changes in foreign currency exchange rates, changes in trade policies, including the implementation of tariffs, sanctions, export or import controls and other actions or the threat of such actions that restrict international trade by the United States, China or other countries, changes in domestic and global monetary and fiscal policy, volatility in financial markets, rapid changes in our regulatory landscape in the United States, including significant staffing reductions, unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment, recent bank failures, proposed or adopted federal U.S. legislation seeking to limit the provision of services in our sector by certain non-U.S. entities, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on aspects of our business, including the impacts on our participants in our clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the direct and indirect impacts on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. Please see the section entitled Risk Factors for additional risks associated with global economic events.

Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales. We have generated licensing revenue from the recognition of upfront payments received under agreements with third parties for the disposition of legacy Neoleukin Therapeutics, Inc. (“Neoleukin”) assets (the “December 2023 CVR Licensing Agreement” and the “April 2024 CVR Licensing Agreement”) that are related to the legacy Neoleukin business as part of the reverse merger. See Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding these licensing agreements.
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
Income Taxes
We assess our income tax positions and record tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we record the amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements.
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
On July 4, 2025, President Trump signed the OBBB Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to evaluate the impact the new legislation will have on the consolidated financial statements and our estimated annual effective tax rate for 2025.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue under licensing agreements	$—	$925	$(925)	$—	$925	$(925)
Operating expenses:
Research and development expenses	19,366	15,744	3,622	37,131	29,285	7,846
General and administrative expenses	6,715	5,315	1,400	14,869	10,553	4,316
Total operating expenses	26,081	21,059	5,022	52,000	39,838	12,162
Loss from operations	(26,081)	(20,134)	(5,947)	(52,000)	(38,913)	(13,087)
Other income (expense):
Interest income	2,928	2,035	893	6,134	4,355	1,779
Interest expense	(1)	(4)	3	(3)	(7)	4
Other income	1,212	144	1,068	1,360	287	1,073
Other expense	(74)	(533)	459	(154)	(1,135)	981
Net loss	$(22,016)	$(18,492)	$(3,524)	$(44,663)	$(35,413)	$(9,250)
Revenue
For the three months ended June 30, 2025, we did not generate any revenue, as compared to $0.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, we did not generate any revenue, as compared to $0.9 million for the six months ended June 30, 2024. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Program specific expenses:
Rett syndrome	$7,052	$2,798	$4,254	$11,576	$4,817	$6,759
Batten disease	401	1,734	(1,333)	1,246	2,924	(1,678)
Early Discovery	720	1,705	(985)	2,007	3,171	(1,164)
Unallocated internal expenses:
Personnel-related	5,125	4,557	568	10,529	9,275	1,254
Stock-based compensation	1,575	1,375	200	3,146	1,939	1,207
Manufacturing	3,635	2,815	820	6,742	5,794	948
Other	858	760	98	1,885	1,365	520
Total research and development expenses	$19,366	$15,744	$3,622	$37,131	$29,285	$7,846
Research and development expenses were $19.4 million for the three months ended June 30, 2025, as compared to $15.7 million for the three months ended June 30, 2024.

Expenses related to the Rett syndrome program increased primarily due to a $0.7 million increase in preclinical costs, $2.4 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, and a $0.7 million increase in CMC costs. The decrease in expenses related to the Batten disease program was primarily driven by a $1.0 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101 and $0.2 million decrease in clinical development costs, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery program was primarily driven by a $1.0 million decrease in preclinical costs.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in consumables expense related to CMC.
Research and development expenses were $37.1 million for the six months ended June 30, 2025, as compared to $29.3 million for the six months ended June 30, 2024.
Expenses related to the Rett syndrome program increased primarily due to a $1.9 million increase in preclinical costs, $3.0 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, and a $1.2 million increase in CMC costs. The decrease in expenses related to the Batten disease program was primarily driven by a $1.3 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101 and $0.3 million decrease in clinical development costs, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery program was primarily driven by a $1.1 million decrease in preclinical costs.
As noted above, the increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in consumables expense related to CMC.
We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
General and administrative specific expenses:
Personnel-related	$2,212	$1,964	$248	$4,696	$4,065	$631
Stock-based compensation	1,833	939	894	4,310	1,419	2,891
Professional and consultant fees	970	998	(28)	2,247	2,500	(253)
Office-related	620	631	(11)	1,252	1,235	17
Other	1,080	783	297	2,364	1,334	1,030
Total general and administrative expenses	$6,715	$5,315	$1,400	$14,869	$10,553	$4,316
General and administrative expenses were $6.7 million for the three months ended June 30, 2025, as compared to $5.3 million for the three months ended June 30, 2024. The increase was primarily attributable to: (i) an increase of approximately $0.2 million in personnel-related expenses, driven by an increase in headcount to support business operations, (ii) an increase of approximately $0.9 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $0.3 million related to PSUs as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in other costs of approximately $0.3 million related to corporate related expenses and market research costs, as well as to the recovery of approximately $0.1 million related to a business email compromise attack by a third party in the prior period.

General and administrative expenses were $14.9 million for the six months ended June 30, 2025, as compared to $10.6 million for the six months ended June 30, 2024. The increase was primarily attributable to: (i) approximately $0.6 million in personnel-related expenses, driven by an increase in headcount to support business operations, (ii) an increase of $2.9 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $1.6 million related to PSUs as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in other costs of approximately $1.0 million related to corporate related expenses and market research costs, as well as to the recovery of approximately $0.4 million related to a business email compromise attack by a third party in the prior period. These expenses were partially offset by a decrease of approximately $0.3 million in professional services and consulting fees associated with the transition from a private company to a public company in the prior period.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $0.9 million for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments driven by the November 5, 2024 private placement, which was partially offset by a moderate decrease in interest rates.
Interest income increased by $1.8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments driven by the November 5, 2024 private placement, which was partially offset by a moderate decrease in interest rates.
Other Income
Other income increased by $1.1 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively. Both of the increases were primarily attributable to: (i) approximately $0.4 million in Washington state sales tax refunds receivable and (ii) approximately $0.7 million of New York state tax refunds received for the prior period amended returns.
Other Expenses
Other expenses decreased by $0.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was primarily due to (i) approximately $0.2 million of a contingent consideration liability accrual related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) in connection with the December 2023 Licensing Agreement in the prior period and (ii) approximately $0.3 million of a contingent consideration liability accrual related to the Sales Tax CVR for an anticipated sales tax refund from Washington state in the prior period.
Other expenses decreased by $1.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was primarily due to (i) approximately $0.8 million of a contingent consideration liability accrual related to the Intellectual Property CVR in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement in the prior period and (ii) approximately $0.3 million of the accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state in the prior period. This was offset by an approximate $0.1 million adjustment to the sales tax refund from Washington state for the six months ended June 30, 2025.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our product candidates. We expect that our research and development and general and administrative costs will continue to increase significantly, including in connection with conducting clinical trials and manufacturing for our product candidates to support commercialization and providing general and administrative support for our operations, including the costs associated with operating as a public company. As a result, we will need additional capital to fund our operations, which we may obtain from additional equity or debt financings, collaborations, licensing arrangements or other sources. We believe that our existing capital resources will be sufficient to fund our operations through at least 12 months following the filing date of this Form 10-Q. See the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.
As of June 30, 2025, we had cash, cash equivalents and short-term investments totaling $274.5 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through the sales of convertible preferred stock and common stock for net proceeds of approximately $521.9 million.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(40,236)	$(37,543)
Net cash (used in) provided by investing activities	(37,595)	6,321
Net cash provided by (used in) financing activities	58	(6,125)
Net decrease in cash, cash equivalents and restricted cash	$(77,773)	$(37,347)
Cash Flows from Operating Activities
For the six months ended June 30, 2025, we used $40.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $44.7 million, a $1.8 million net decrease in our operating assets and liabilities and noncash charges of $6.2 million, which consisted primarily of $7.5 million of stock-based compensation and $1.5 million in depreciation, partially offset by $3.2 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates.
For the six months ended June 30, 2024, we used $37.5 million of cash in operating activities. Cash used in operating activities reflected our net loss of $35.4 million, a $7.6 million net decrease in our operating assets and liabilities, and noncash charges of $5.5 million, which consisted primarily of $1.6 million in depreciation and $3.4 million in stock-based compensation. The primary use of cash was to fund our operations related to the development of our product candidates.

Cash Flows from Investing Activities
For the six months ended June 30, 2025, net cash flows used in investing activities consisted of purchases of investments of $149.4 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from maturities of short-term investments of $112.7 million.
For the six months ended June 30, 2024, net cash flows provided by investing activities consisted of purchases of investments of $42.7 million and purchases of property and equipment of $0.5 million, partially offset by proceeds from maturities of short-term investments of $49.5 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2025, net cash flows provided by financing activities were insignificant.
For the six months ended June 30, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger (defined below), partially offset by proceeds of $1.0 million from the exercise of stock options.
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
Blaine Lease in Seattle
We lease approximately 33,300 square feet of office space in Seattle, Washington that was previously used by Neoleukin for offices, a laboratory for research and development, and related uses. The lease expires on February 1, 2029, with the option to extend the lease for two additional five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability.
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
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between us and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). As of June 30, 2025, approximately $1.2 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of June 30, 2025, approximately $0.3 million was recorded within the contingent value rights liability as an offset arising from the Intellectual Property CVR on our condensed consolidated balance sheet due to deductions permitted under the Merger Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our condensed consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of June 30, 2025, the liability in the condensed consolidated financial statements arising from the Sales Tax CVR was $0.4 million. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes the components of the contingent value rights liability as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$443	$738	$436	$718
Intellectual Property CVR	295	—	295	—
Sales Tax CVR	411	—	360	—
Total CVR liability	$1,149	$738	$1,091	$718
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
License and Collaboration Agreements
License Agreement with the University of Edinburgh
In December 2020, we entered into the MCA with the University of Edinburgh. Under the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which term was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. In exchange for such funding, the University of Edinburgh granted us the option to exclusively license any intellectual property arising from such Projects. Under the MCA, we are obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the 40-month period. Either party may terminate the MCA for convenience upon 90 days’ notice. If we terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.

In March 2022, we exercised our option through the collaboration under the MCA, and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with the University of Edinburgh, pursuant to which we licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, we obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then ten years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligation thereunder. We may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, we are also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.
License Agreement with Virovek
In September 2020, we entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which we have a license to use certain patents and know-how on a non-exclusive basis related to our baculovirus process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculovirus process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. This agreement continues until the later of (i) the expiration of the last to expire patent right that covers the manufacture, use, offer for sale, sale, importation, export or supply of any licensed product, (ii) ten years after the first commercial sale of any licensed product, or (iii) the expiration of all regulatory or market exclusivities. We may terminate this agreement for convenience upon 60 days’ notice.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the six months ended June 30, 2025.

Recent Accounting Pronouncements
See Note 3, Summary of Significant Accounting Policies—Recently Issued Accounting Standards in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict the time and cost of obtaining regulatory approval, if received at all, for any product candidates we may develop.
•The market price of our common stock may continue to be volatile.
•We may be required to allocate resources to fulfilling the requirements of the CVR Agreement entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
•Future sales of a substantial number of shares of our stock could cause our stock price to decline.
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
We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2018, we have incurred significant operating losses and have used substantially all of our resources to conduct research and development activities, preclinical studies and Phase 1/2 clinical trials of our most advanced product candidates, establish in-house manufacturing capabilities, including analytical and process development operations to support ongoing manufacturing operations, manufacture product candidates, conduct business planning, develop and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin on time, meet our anticipated timelines for enrollment and data analysis, or be completed on time, if at all. In addition, while we have completed enrollment in the Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and have begun trial initiation activities for our EmboldenTM registrational trial for NGN-401 and have completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, we have not yet demonstrated our ability to successfully complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through June 30, 2025 of $307.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we commence trial initiation activities for our Embolden registrational clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.

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
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into early 2028. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing and progress of preclinical and clinical development activities, including any impact to our NGN-401 clinical trial activities relating to our participation in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) program and the RMAT program;
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

We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in of any combination of our common stock, preferred stock, debt securities, warrants, or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, from time to time, we may offer and sell through Leerink up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including rising interest rates, escalating trade tensions and restrictions, including tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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

We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $44.7 million for the six months ended June 30, 2025 and our cumulative net loss from inception as of June 30, 2025 was $307.0 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

As described in Business—Competition in our Annual Report on Form 10-K, our competitors have developed, are developing or may develop programs or clinical stage products competitive with NGN-401 or our other earlier stage product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community for Rett syndrome and any new treatments for Rett syndrome. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy or potency, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective or potent, have a more attractive or less invasive dosing profile or presentation or are less expensive than any products we may develop, or if competitors develop competing products that enter the market more quickly than we are able to, if we are able to at all, and are able to gain market acceptance.
NGN-401 and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and while we have completed enrollment in our Phase 1/2 clinical trial of NGN-401 and begun trial initiation activities for our Embolden registrational trial, NGN-401 is still in the early stages of clinical development. In addition, we announced that unless we are able to find an alternative pathway for advancement, we will need to discontinue our NGN-101 program following the denial of RMAT designation for NGN-101 by the FDA, which would preclude a streamlined path to regulatory approval.
Our other programs are in early stages of preclinical development and we expect to expand the majority of our resources on our Rett program for the near future, which may delay the development plans for our pipeline. As a result, we expect it will be many years before we commercialize our product candidates and ultimately may not be successful in commercializing any of our product candidates. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our lead product candidate NGN-401 or other product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates we may develop.
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
Following denial by the FDA of our RMAT application for NGN-101 for CLN5 Batten disease in November 2024, we disclosed that we do not expect to move forward with that program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. Therefore, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. Similar challenges may prevent our success with or increase the cost of other current, planned or future clinical trials. We or our collaborators may experience delays in initiating or completing clinical trials, and also may experience unforeseen events during, or as a result of, any current or future clinical trials that could delay or prevent our ability to receive marketing approval or commercialize NGN-401 or any other product candidates, including:
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
If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, on November 11, 2024, we were advised of a severe adverse event (“SAE”) experienced by a participant in the 3E15 vg dose of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of adeno-associated virus (“AAV”). The FDA completed a review of the safety data for NGN-401 and allowed us to continue with the Phase 1/2 trial using the 1E15 vg dose and the same immunosupression regime. We paused further use of the 3E15 vg dose upon initial notification of the SAE and made the determination to remove that dose level from the trial protocol as we do not plan to enroll any further participants at the 3E15 vg dose level.
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, NGN-401. We are investing a majority of our efforts and financial resources into the research and development of this product candidate, as we are currently conducting a Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome. Based on the initial interim positive clinical trial data from our 1E15 vg dose of NGN-401 in our Phase 1/2 clinical trial for the treatment of Rett syndrome and regulatory concurrence on key elements of our proposed trial design, we have begun trial initiation activities for our Embolden registrational trial for NGN-401.
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
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our Phase 1/2 clinical trial of NGN-401 involves, and our Embolden registrational trial will involve, a small patient population. Because of the small sample sizes, the expansion of our clinical trial to an adolescent/adult cohort and the heterogeneity of the disease state, the results of this trial may not be indicative of results of future clinical trials.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We have completed enrollment in our Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and have commenced trial initiation activities in our Embolden registrational trial for NGN-401 based on substantial alignment with the FDA on trial design. However, if the FDA or any comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed, or we may not be able to pursue further development due to such delays. For example, in November 2024, we announced that the Company does not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied.
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
In addition, even if we are able to successfully complete the clinical trial for NGN-401, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with our Embolden registrational trial of NGN-401 for the treatment of Rett syndrome, where the very small patient population makes it difficult to conduct two traditional, adequate and well-controlled studies. In such cases, the FDA or comparable foreign regulatory authorities are often required or permitted to exercise flexibility in approving therapies for such diseases, but obtaining flexibility is uncertain and may never occur. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in the other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or applicable regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

In addition, even if we successfully advance NGN-401 or any other product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of follow up to such product candidates. As a result, we cannot be assured that adverse effects of NGN-401 or any other product candidates will not be uncovered when a significantly larger number of patients are exposed to such product candidate after approval, or a significantly longer follow up post-dosing is obtained as part of regulators’ recommendations for long-term follow up of clinical study subjects treated with gene therapy. For example, product candidates tested in clinical-stage gene therapy trials by commercial-stage companies have later been involved in well-publicized adverse events after approval and commercialization, including death, and/or have failed to demonstrate the expected efficacy. Lack of efficacy or serious adverse events, even if such adverse events are not ultimately attributable to the relevant product candidates, may result in increased government regulation, unfavorable public perception of gene therapies, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.
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
Because we have limited financial and managerial resources, we intend to focus our research and development efforts on certain selected product candidates. For example, to date we have allocated significant resources to our most advanced product candidates, NGN-401 and NGN-101. As a result, we may forgo or delay pursuit of opportunities with other potential candidates that may later prove to have greater commercial potential. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT designation was denied. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such candidate.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and RMAT program, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. While we have completed enrollment in both our Phase 1/2 trial of NGN-101 for the treatment of CLN5 Batten disease and our Phase 1/2 clinical trial for NGN-401 for treatment of Rett syndrome and have begun trial initiation activities for the Embolden registrational trial for NGN-401, we have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We have reached written agreement with the FDA on key elements of our registrational clinical trial design for NGN-401, and expect to engage with comparable foreign regulators to determine the requirements to support initiation of a pivotal clinical trial; however some elements of the registrational trial design may still be subject to recommended changes from the FDA. In addition, foreign regulatory authorities may recommend changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program. Regulatory authorities could also require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease, which we do not plan to move forward with due to a lack of alignment with the FDA on a streamlined pathway to registration. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.

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
Once the biological products are manufactured, the product must be analyzed utilizing assays and meet pre-determined specifications in order to be used in certain preclinical studies, in any clinical trial, and, if approval is obtained, for commercial distribution. This testing is performed in-house and at third-party contract manufacturers. Delays or other unexpected obstacles in developing analytical methods or in performing the tests and obtaining the results in-house or at a third-party contractor could result in unanticipated impact to our ability to supply material as needed for preclinical, clinical, or commercial needs.

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
We have a GMP manufacturing facility located in Houston, Texas that includes process, analytical and bioanalytical development labs with experienced teams. NGN-401 was manufactured at our Houston facility and clinical-grade product was used for dosing in the Phase 1/2 clinical trial of NGN-401. However, we will need to conduct additional NGN-401 manufacturing campaigns to generate additional clinical supply, as well as supply for our preclinical studies for our discovery programs, and we may not be able to satisfy such supply through production at our own facility and may need to outsource some or all of our production work.
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
Our discovery engine is supplemented by academic collaborations to expand our platform, which we rely upon to advance discovery and development of product candidates. For example, our collaboration with the University of Edinburgh is critical to our business. In December 2020, we entered into a Master Collaboration Agreement (the “MCA”) with the University of Edinburgh, which we rely on to conduct certain aspects of the preclinical development of our pipeline candidates, including NGN-401 and all of our early-stage pipeline product candidates. Further, in March 2022, we entered into an exclusive license agreement with the University of Edinburgh for, with respect to certain University of Edinburgh-owned technology, a worldwide, exclusive, sublicensable license to develop, have developed, use, manufacture, have manufactured, supply, have supplied, sell, have sold, offer for sale, commercialize, import, export, register, reproduce, dispose of or otherwise exploit any products, processes, components, services and/or technologies incorporating the technology for the prevention or treatment of disease or medical or genetic conditions in humans. We also currently rely on the University of Edinburgh for portions of preclinical research capabilities under the direction of Dr. Stuart Cobb, Professor in Translational Neuroscience at the University of Edinburgh and our Chief Scientific Officer. Pursuant to the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development Projects, and we agreed to provide funding for such Projects. In exchange for such funding, the University of Edinburgh grants us an option to exclusively license any intellectual property arising from such Projects. Either party has the right in certain circumstances to terminate the collaboration pursuant to the terms of the MCA. If the MCA is not renewed or is terminated, our pipeline of product candidates would be significantly adversely affected, and our business would be materially harmed.
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

Further, under the MCA, the University of Edinburgh is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the MCA, we will need to coordinate with the University of Edinburgh, which could slow down or hamper our ability to enforce our licensed intellectual property rights. If this happens, we could face increased competition that could materially and adversely affect our business. For a further description of the MCA, see Part I Item 2 of this Quarterly Report on Form 10-Q titled Management’s Discussion and Analysis of Financial Condition and Results of Operations—License and Collaboration Agreements.
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
We have engaged CROs or other third parties to conduct preclinical and IND enabling studies and our clinical trials, including our Phase 1/2 clinical trial and our planned Embolden registrational trial of NGN-401.
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
We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. In addition, there is proposed legislation in the U.S. Congress that could restrict working with certain biotech providers who are deemed “companies of concern” which may impact the ability of certain third parties with whom we work to meet their performance obligations. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, subject us to injunctive restrictions on data processing, adversely impact our ability to appropriately manage third parties with whom we work and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See Business—Government Regulation—Data Privacy and Security and —Other Regulatory Matters in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We assess the potential impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations and employees to determine the potential effect on our business and any assumptions we have made and make about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.
For example, the United States enacted the Inflation Reduction Act of 2022 (the “IRA”), which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of June 30, 2025, we license 30 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of June 30, 2025, we do not own or in-license any issued patents. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
If we were to obtain approval, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for a product candidate, we will not be able to commercialize, or will be delayed in commercializing, such product candidate and our ability to generate revenue may be materially impaired. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency (“DOGE”), which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Since the start of President Trump’s administration in 2025 (the “Trump Administration”), U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates.

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
Our product candidates will need to meet safety, purity and efficacy or potency standards applicable to any new biologic under the regulatory framework administered by the FDA. In addition to FDA oversight and oversight by IRBs under guidelines promulgated by the National Institutes of Health (“NIH”), gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
Similar considerations apply in the EU. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety, and efficacy of advanced-therapy medicinal products. Advanced-therapy medicinal products include gene therapy medicines, somatic-cell therapy medicines and tissue-engineered medicines. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a gene therapy medicinal candidate that is submitted to the EMA. In the EU, the development and evaluation of a gene therapy product must be considered in the context of the relevant EU legislation and guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any gene therapy product candidate we may develop, but that remains uncertain at this point.
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
We plan to conduct clinical trials outside the United States, including in Australia, the UK, Europe or other foreign jurisdictions. For example, we enrolled patients in our Phase 1/2 clinical trials for NGN-401 in the United States, the UK and Australia. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Even if the FDA accepts such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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
Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of NGN-401 or other product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. See Business—Government Regulation—Healthcare Reform in our Annual Report on Form 10-K for a more detailed description of healthcare reforms measures that may prevent us from being able to generate revenue, attain profitability, or commercialize product candidates.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly-applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. See Business—Government Regulation—Other Healthcare Laws and Compliance Requirements in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
We intend to seek approval to market NGN-401 and other product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for such product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. Additionally, if any of our product candidates are approved and we are found to have improperly promoted off-label uses of those programs, we may become subject to significant liability, which would materially adversely affect our business and financial condition. See Business—Government Regulation—Coverage and Reimbursement and —Regulation in the European Union in our Annual Report on Form 10-K for a more detailed description of the government regulations and third-party payor practices that may affect our ability to commercialize product candidates.
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
Healthcare legislative, regulatory or policy reform measures may have a negative impact on our business and results of operations, and could prevent commercial success of our product candidates.
The federal government and individual states continue to pursue healthcare reform, including promoting changes in healthcare systems with the stated goals of containing healthcare costs, lowering the cost of prescription drugs and biologics, improving quality and expanding access. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. The U.S. government and state legislatures have shown interest in implementing cost-containment programs to limit the growth of government-paid and private insurance healthcare costs, including proposed or implemented reforms involving price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs and implementing new requirements for, or eliminating caps on, rebates paid on products under government healthcare programs.
For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, with significant impacts to the U.S. pharmaceutical industry. There have been judicial, congressional and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any additional healthcare reform measures of the Trump Administration will impact the ACA and our business.
Additionally, in the United States, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures or other healthcare system reforms that are adopted could significantly decrease the available coverage and the price we might establish for our product candidates and their commercial success, which would have an adverse effect on our business and results of operations.

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

In 2024, the FDA began accepting applications from sponsors for the START pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for rare disease. The pilot is designed to be milestone-driven (i.e. to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communication with the FDA. The START pilot program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with the FDA review staff. These enhanced communications will include at a minimum an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and to discuss specific issues for which a sponsor requests enhanced communications with the FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor information on how best to facilitate more efficient development of potentially life-saving therapies for rare diseases and help sponsors generate high-quality, actionable data to support future new drug or biologics license applications. In June 2024, we announced that our product candidate NGN-401 had been accepted into the FDA’s START Pilot Program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues. As part of the START program, in June 2025, we announced written agreement from the FDA on key aspects of the registrational trial’s design for Embolden, our registrational clinical trial designed to evaluate NGN-401 gene therapy in patients with Rett syndrome. Despite the registrational trial and even though our product candidate NGN-401 for Rett syndrome has been accepted into the START Pilot Program, this may not result in a faster approval process for NGN-401 as a product candidate.

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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate was designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. While we have obtained Rare Pediatric Disease designation for NGN-401 for the treatment of Rett syndrome, it is unlikely that this product candidate will be approved by September 30, 2026. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset dates, which require that a product designated as being for a rare pediatric disease be approved by September 30, 2026. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.
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
From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of patient and employee personal information, contractual relations with collaborators and intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may continue to be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business could be adversely affected by economic volatility, inflation, fluctuating interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the Trump Administration, trade and other international disputes, increases in inflation rates, fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), political and military conflict, and uncertainty about economic stability. In recent months, the U.S. has announced tariffs on imports from most countries, including significant tariffs on imports from certain countries. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. While trade negotiations are ongoing and certain bilateral trade deals have been announced, in other cases significant tariffs have been imposed, yet there remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East, and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational, labor and employee benefit costs.
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
•adverse publicity relating to gene therapy product candidates, including with respect to other products in such markets;
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
We may be required to allocate resources to fulfill the requirements of the CVR Agreement entered into in connection with the Reverse Merger related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
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

Pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns we filed prior to the effective time of the Reverse Merger. While we have entered into agreements for the disposition of certain legacy assets of Neoleukin, we are still pursuing a resolution of the legacy lease obligations of Neoleukin and expect that we will need to allocate resources, including payment of certain up-front costs, and time from employees and management to complete the resolution of such obligations and to administer the provisions of the CVR Agreement and distribution of any payments to holders of the CVRs.
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
We have incurred and will continue to incur significant legal, accounting and other expenses as a public company that may not be reflected in our historical financial statements, which reflect our operation as a private company. Some of these additional expenses include costs associated with public company reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our management team needs to devote substantial time to complying with public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, may make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirors to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
Our governing documents provide that, unless we consent in writing to the selection of an alternative forum, certain designated courts will be the sole and exclusive forum for certain legal actions between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our governing documents provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on the company’s behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to the company or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the certificate of incorporation or the bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or bylaws, or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, which for purposes of this risk factor refers to herein as the “Delaware Forum Provision.” Our governing documents further provide that, unless we consent in writing to an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”), which for purposes of this risk factor refers to herein as the “Federal Forum Provision.” Neither the Delaware Forum Provision nor the Federal Forum Provision will apply to any causes of action arising under the Exchange Act. In addition, any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
Future sales of a substantial number of shares of our stock could cause our stock price to decline.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of June 30, 2025, there are approximately 21,061,823 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. In August 2025, we entered into an ATM Sales Agreement with Leerink, pursuant to which, from time to time, we may offer and sell through Leerink up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

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
We may be exposed to increased litigation from stockholders, suppliers and other third parties, which may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock or immaterial changes to trial protocols, and we may also be subject to threats of litigation based on our recent merger activity. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Entry Into a Material Contract
On August 11 2025, we entered into the Sales Agreement with Leerink, pursuant to which we may offer and sell, from time to time through Leerink, shares of our common stock having an aggregate offering price of up to $150.0 million (the “Shares”).
The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-286057) we filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 and declared effective by the SEC on April 4, 2025, as supplemented by a prospectus supplement dated August 11, 2025 and to be filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Pursuant to the Sales Agreement, Leerink may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Global Market, at market prices or as otherwise agreed with Leerink. Leerink will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon our instructions, including any price or size limits or other customary parameters or conditions we may impose.
We are not obligated to make any sales of the Shares under the Sales Agreement. We and Leerink each have the right, by giving written notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party’s sole discretion at any time.
We will pay Leerink a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares and have agreed to provide Leerink with customary indemnification and contribution rights. We will also reimburse Leerink for certain specified expenses in connection with entering into the Sales Agreement. The Sales Agreement contains customary representations and warranties and conditions to the placements of the Shares pursuant thereto.
The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 1.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The opinion of the Company’s counsel regarding the validity of the Shares that will be issued pursuant to the Sales Agreement is also filed herewith as Exhibit 5.1.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy our common stock discussed herein, nor shall there be any offer, solicitation, or sale of common stock in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
(c) Trading Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Section 16 of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as amended (the “Rule”), or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

1.1	Sales Agreement dated August 11, 2025 by and between Neurogene Inc. and Leerink Partners LLC
5.1	Opinion of Gibson, Dunn & Crutcher LLP
23.1	Consent of Gibson, Dunn & Crutcher (included in Exhibit 5.1 hereto)
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 11, 2025	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)