Form 10-Q
period 2025-09-30
Neurogene Inc.
filed 2025-11-13
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 11, 2025, there were 15,489,800 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$71,005	$136,586
Short-term investments	194,405	175,819
Prepaid expenses and other current assets	5,109	3,518
Total current assets	270,519	315,923
Property and equipment, net	13,484	15,422
Operating lease right-of-use assets	2,394	3,000
Finance lease right-of-use assets	33	71
Restricted cash	339	339
Other non-current assets	1,063	975
Total assets	$287,832	$335,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,544	$1,336
Accrued expenses and other current liabilities	9,424	9,731
Operating lease liabilities, current	3,073	2,945
Finance lease liabilities, current	31	54
Contingent value rights liability, current	638	1,091
Total current liabilities	14,710	15,157
Operating lease liabilities, non-current	7,097	9,403
Finance lease liabilities, non-current	7	26
Contingent value rights liability, non-current	427	718
Other liabilities	51	51
Total liabilities	22,292	25,355
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 14,775,285 and 14,854,725 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	593,454	572,673
Accumulated deficit	(327,914)	(262,298)
Total stockholders' equity	265,540	310,375
Total liabilities and stockholders' equity	$287,832	$335,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share Information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue under licensing agreements	$—	$—	$—	$925
Operating expenses:
Research and development expenses	17,241	16,285	54,372	45,570
General and administrative expenses	6,557	5,895	21,427	16,448
Total operating expenses	23,798	22,180	75,799	62,018
Loss from operations	(23,798)	(22,180)	(75,799)	(61,093)
Other income (expense):
Interest income	2,739	1,842	8,874	6,197
Interest expense	(1)	(3)	(4)	(10)
Other income	149	143	1,509	430
Other expense	(42)	(19)	(196)	(1,154)
Net loss	$(20,953)	$(20,217)	$(65,616)	$(55,630)

Per share information:
Net loss per share, basic and diluted	$(0.99)	$(1.19)	$(3.11)	$(3.29)
Weighted-average shares of common stock outstanding, basic and diluted	21,168,431	16,953,443	21,073,996	16,932,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795
Stock-based compensation expense	—	—	3,408	—	3,408
Exchange of common stock for pre-funded warrants	(667,500)	—	—	—	—
Common stock issued upon exercise of stock options	7,198	—	68	—	68
Net loss	—	—	—	(22,016)	(22,016)
Balance- June 30, 2025	14,269,264	—	$580,216	$(306,961)	$273,255
Stock-based compensation expense	—	—	3,365	—	3,365
Issuance of common stock in at-the-market sales agreement, net of offering costs	500,000	—	9,784	—	9,784
Common stock issued upon exercise of stock options	6,021	—	89	—	89
Net loss	—	—	—	(20,953)	(20,953)
Balance- September 30, 2025	14,775,285	$—	$593,454	$(327,914)	$265,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2023	12,823,665	$—	$373,178	$(187,154)	$186,024
Stock-based compensation expense	—	—	1,045	—	1,045
Common stock issued upon exercise of stock options	37,330	—	629	—	629
Net loss	—	—	—	(16,921)	(16,921)
Balance- March 31, 2024	12,860,995	$—	$374,852	$(204,075)	$170,777
Shares issued upon the exercise of pre-funded warrants	103,407	—	—	—	—
Stock-based compensation expense	—	—	2,314	—	2,314
Common stock issued upon exercise of stock options	24,806	—	415	—	415
Net loss	—	—	—	(18,492)	(18,492)
Balance- June 30, 2024	12,989,208	$—	$377,581	$(222,567)	$155,014
Stock-based compensation expense	—	—	2,474	—	2,474
Common stock issued upon exercise of stock options	21,659	—	143	—	143
Net loss	—	—	—	(20,217)	(20,217)
Balance- September 30, 2024	13,010,867	$—	$380,198	$(242,784)	$137,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(65,616)	$(55,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,821	5,833
Depreciation and amortization of property and equipment	2,267	2,410
Asset impairment	—	91
Non-cash operating lease expense	606	548
Amortization of finance lease right-of-use assets	38	39
Amortization and accretion of premiums/discounts on held-to-maturity investments	(4,036)	(1,460)
Change in contingent value rights liability	(744)	127
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,366)	(1,454)
Other assets	(88)	(25)
Accounts payable	218	339
Accrued expenses and other liabilities	334	(2,030)
Operating lease liabilities	(2,178)	(1,895)
Net cash used in operating activities	(59,744)	(53,107)
Investing activities
Purchases of property and equipment	(1,055)	(692)
Purchases of held-to-maturity investments	(226,750)	(80,203)
Proceeds from maturities of held-to-maturity investments	212,200	58,250
Net cash used in investing activities	(15,605)	(22,645)
Financing activities
Proceeds from sale of common stock in at-the-market sales agreement, net of offering costs	9,800	—
Payment of deferred offering costs related to at-the-market sales agreement	(166)	—
Offering costs in connection with pre-closing financing	—	(4,287)
Transaction costs related to reverse merger	—	(2,855)
Proceeds from the issuance of common stock upon exercise of options	176	1,187
Principal payments on finance leases	(42)	(39)
Net cash provided by (used in) financing activities	9,768	(5,994)
Net decrease in cash, cash equivalents and restricted cash	(65,581)	(81,746)
Cash, cash equivalents and restricted cash at beginning of period	136,925	148,718
Cash, cash equivalents and restricted cash at end of period	$71,344	$66,972

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right-of-use assets from new operating lease liabilities	$—	$60
Property and equipment included in accounts payable and accrued expenses	$—	$703
Additions to finance lease right-of-use assets from new finance lease liabilities	$—	$25
Deferred offering costs related to at-the-market sales agreement in accrued expenses	$75	$9
Supplemental cash flow information:
Cash paid for interest	$4	$10
Deferred offering costs allocated to at-the-market offering	$16	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc. (“Neoleukin”)) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger discussed below. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc. (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which has completed dosing in a Phase 1/2 clinical trial for the treatment of Rett syndrome. The Company has also initiated a registrational trial of NGN-401 to treat Rett syndrome. Since beginning operations, the Company has devoted substantially all its efforts to research and development, recruiting management and technical staff, administration, and raising capital.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with proceeds from the sales of equity securities and has incurred significant recurring losses, including net losses of $65.6 million and $55.6 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company used cash in operations of $59.7 million and $53.1 million for the nine months ended September 30, 2025 and 2024, respectively, and had an accumulated deficit of $327.9 million as of September 30, 2025. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of approximately $265.4 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.
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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2025, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2025.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$71,005	$136,586
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$71,344	$136,925
Cash equivalents consist of money market funds in which the carrying value equals the fair value. Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.

Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of September 30, 2025, the Company had $70.8 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
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
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of September 30, 2025, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 9, Commitments and Contingencies, for further discussion on the CVR components.
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

Exit and Disposal Costs
In connection with the reverse merger and through fiscal year 2025, the Company has incurred costs to wind-down Neoleukin’s Phase 1 trial of the NL-201 study. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420, Exit or Disposal Costs, the Company accrued the remaining costs incurred in the trial. The trial wind-down activities were completed as of September 30, 2025.
A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the nine months ended September 30, 2025 is as follows (in thousands):

	Balance at December 31, 2024	Liability Adjustment	Amounts Paid	Balance at September 30, 2025
Trial wind-down costs:
Phase 1 NL-201 Trial	$209	$(92)	$(117)	$—
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of September 30, 2025 and September 30, 2024 were 6,792,559 and 3,959,954, respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Nine Months Ended September 30,
	2025	2024
Outstanding stock options	2,112,391	1,384,182
Restricted stock units	257,797	225,489
Performance stock units	252,124	252,124
Shares issuable under 2023 Employee Stock Purchase Plan	10,494	—
Total	2,632,806	1,861,795
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”) which removes all references to project stages throughout ASC 350-40, Intangibles — Goodwill and Other, Internal-Use Software. Cost capitalization will now begin solely when (1) management has authorized and committed to funding the software project, and (2) it is ‘probable’ the project will be completed and the software used to perform its intended function (referred to as the probable-to-complete recognition threshold). The effective date for the Company to adopt ASU 2025-06 is for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact that ASU 2025-06 will have on its financial statement disclosures.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), to expand the disclosure requirements for income taxes. Upon adoption, the Company will be required to disclose standardized categories in the rate reconciliation in both percentage and dollar amounts. ASU 2023-09 will also require income taxes paid to be disaggregated by jurisdiction, among other disclosure requirements. The Company adopted ASU 2023-09 for annual periods beginning January 1, 2025. The adoption has not had a material impact to the interim financial statements.
4.Investments
The following table summarizes the Company’s investment securities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$63,128	$—	$—	$63,128
Short-term investments:
U.S. treasury notes	194,405	147	—	194,552
Total	$257,533	$147	$—	$257,680
All of the Company’s investments mature within the next 12 months.

	December 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$131,420	$—	$—	$131,420
Short-term investments:
U.S. treasury notes	175,819	126	(3)	175,942
Total	$307,239	$126	$(3)	$307,362

5.Fair Value of Financial Instruments
As of September 30, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$63,128	$—	$—
U.S. treasury notes	194,552	—	—
Total	$257,680	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$131,420	$—	$—
U.S. treasury notes	175,942	—	—
Total	$307,362	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.
6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Refunds and other receivables	$860	$648
Prepaid expenses	3,816	1,889
Deferred financing costs	225	—
Other current assets	208	981
Total prepaid and other current assets	$5,109	$3,518
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$3,307	$3,259
Manufacturing equipment	7,700	6,326
Office equipment	30	19
Leasehold improvements	15,418	15,396
Software	285	285
Construction in progress	173	1,308
Total property and equipment, cost	26,913	26,593
Less accumulated depreciation	(13,429)	(11,171)
Property and equipment, net	$13,484	$15,422
The Company recorded depreciation and amortization expense of $0.8 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and recorded $2.3 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the nine months ended September 30, 2025 there were no impairment losses, and for the nine months ended September 30, 2024, the Company recorded impairment losses on idle equipment of $0.1 million. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Compensation, bonuses and related benefits	$3,869	$4,235
Research and development	5,227	5,047
Accrued severance	—	107
Other	327	342
Total accrued expenses and other current liabilities	$9,424	$9,731
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

Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.1 million for the three months ended September 30, 2025 and $0.1 million for the three months ended September 30, 2024. The Company recorded sublease income of $0.4 million for the nine months ended September 30, 2025 and $0.3 million for the nine months ended September 30, 2024. Sublease income is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.
Supplemental lease expense for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$459	$508	$1,415	$1,553
Finance lease cost
Amortization of finance leases	12	12	38	39
Interest on finance lease liabilities	1	3	4	9
Variable lease cost	395	364	1,132	978
Short-term lease cost	16	18	45	53
Total lease cost	$883	$905	$2,634	$2,632
Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations (the “Lease CVR”). As of September 30, 2025, approximately $0.7 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
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
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the condensed consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of September 30, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.

April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of September 30, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by $0.6 million paid to the CVR holders over two CVR payments as discussed below. As of September 30, 2025, the Company recorded $0.3 million within the contingent value rights liability on the Company’s condensed consolidated balance sheet arising from offsets to permitted deductions to the Intellectual Property CVR that were incurred subsequent to June 30, 2024.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within Note 3, Summary of Significant Accounting Policies—Contingent Value Rights, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of September 30, 2025, the Company received the proceeds from Washington state for the sales tax refund and remitted the proceeds to the CVR holders.
CVR Payment
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, of $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities. In August 2025, the Company made the second CVR payment to CVR holders of $0.8 million. $0.4 million was applied to the Sales Tax CVR and $0.4 million was applied to the Lease CVR, reducing the respective liabilities.
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$312	$427	$436	$718
Intellectual Property CVR	326	—	295	—
Sales Tax CVR	—	—	360	—
Total CVR liability	$638	$427	$1,091	$718
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of September 30, 2025 and therefore, no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for, as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.

Other Research and Development Arrangements
As of September 30, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
For the nine months ended September 30, 2025 and 2024, the expense recorded by the Company related to the MCA was $1.2 million and $1.1 million, respectively.
License Agreement with Virovek
In September 2020, Neurogene entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which Neurogene has a license to use certain patents and know-how on a non-exclusive basis related to Neurogene’s baculovirus (“baculo”) process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculo process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. During the nine months ended September 30, 2025 and 2024, no milestone expense was recorded.

License Agreement with Sigma-Aldrich Co
In January 2023, Neurogene entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which Neurogene has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in Neurogene’s baculo process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, Neurogene is obligated to pay up to $2.5 million in the aggregate for development-related milestones and a nonrefundable annual license fee.
License Agreement with Stanford
In August 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used by the Company in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay an annual license maintenance fee.
No expenses were recorded related to other in-process license agreements during the nine months ended September 30, 2025 and 2024. None will be due under these agreements unless and until certain development milestones are reached.
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

In August 2025, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink”), as sales agents, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock with an aggregate price up to $150.0 million through Leerink.

In connection with the Sales Agreement, the Company incurred approximately $0.2 million of offering costs. These offering costs will be ratably recognized as a reduction to additional paid-in-capital as shares are sold under the Sales Agreement.
In September 2025, the Company received $9.8 million in net proceeds from the sale of 500,000 shares of the Company’s common stock pursuant to the Sales Agreement.

The Company has pre-funded warrants outstanding to purchase an aggregate of 6,792,559 shares of the Company’s common stock as of September 30, 2025. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the Company’s outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants are classified as equity. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing Financing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Common stock pre-funded warrant	$0.001	667,563	April 2025 common stock conversion
Total		6,792,559
The Company has reserved shares of the Company’s common stock for future issuance as follows:

	September 30, 2025	December 31, 2024
Unvested restricted stock units	257,797	222,530
Unvested performance stock units	252,124	252,124
Options outstanding	2,112,391	1,387,556
Shares available for future grant under the 2023 Equity Incentive Plan	1,264,089	1,458,188
Shares available for future grant under the 2025 Inducement Plan	409,490	—
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	321,770	173,223
Pre-funded warrants outstanding	6,792,559	6,124,996
Total common stock reserved	11,410,220	9,618,617
12.Stock-Based Compensation
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,667	$1,272	$4,814	$3,212
General and administrative	1,698	1,202	6,007	2,621
Total expense	$3,365	$2,474	$10,821	$5,833

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2024	1,387,556	$28.62	7.80
Granted	911,291	$17.09
Exercised	(14,902)	$11.62
Expired/Forfeited	(171,554)	$32.53
Outstanding at September 30, 2025	2,112,391	$23.45	8.03
Exercisable at September 30, 2025	795,976	$24.41	6.39
As of September 30, 2025, the aggregate intrinsic value of outstanding options and exercisable options was approximately $2.9 million and $2.0 million, respectively. The aggregate intrinsic value of options exercised was $0.1 million for the nine months ended September 30, 2025.
The weighted-average grant date fair value of options granted was $13.43 and $26.52 per share for the nine months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $2.2 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $6.3 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total unrecognized compensation expense related to unvested stock option awards was approximately $21.3 million, which the Company expects to recognize over a weighted-average period of 2.72 years.
The fair value of each option was estimated on the grant date using the weighted-average assumptions in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	95.53%-96.03%	90.85%-92.31%	93.99%-96.49%	86.39%-92.31%
Risk-free interest rate	3.77%-3.99%	3.43%-4.40%	3.77%-4.42%	3.43% - 4.60%
Expected life (in years)	6.03-6.07	5.95-6.12	5.27-6.96	5.50 - 6.15
Expected dividend yield	—	—	—	—

A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the nine months ended September 30, 2025 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	222,530	$36.06
Restricted stock units granted	135,205	$16.14
Restricted stock units vested	(73,158)	$36.06
Restricted stock units forfeited	(26,780)	$30.49
Unvested at September 30, 2025	257,797	$26.19
The Company recorded stock-based compensation expense related to RSUs of approximately $0.7 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded stock-based compensation related to RSUs of approximately $2.1 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there was approximately $5.1 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.79 years.
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the nine months ended September 30, 2025 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at September 30, 2025	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. As of September 30, 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $0.4 million and $2.4 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the second tranche of 126,062 PSUs were not deemed probable of achievement and are not currently considered probable to vest. As of September 30, 2025, there was approximately $6.7 million of unrecognized compensation cost related to PSUs.
13.Income Taxes
On July 4, 2025, U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act, that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The enactment of the OBBBA does not have a material impact on the results from operations for the current year or future years.

14.Segment Information
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
As of September 30, 2025 and 2024, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue under licensing agreements	$—	$—	$—	$925

Program specific expenses:
Rett syndrome	$5,559	$3,444	$17,135	$8,261
Batten disease	136	1,832	1,382	4,756
Early Discovery	614	1,329	2,621	4,500
Unallocated internal expenses:
Personnel-related	5,449	4,512	15,978	13,787
Stock-based compensation	1,669	1,272	4,815	3,211
Manufacturing	3,111	3,220	9,856	9,014
Other (a)	703	676	2,585	2,041
Total research and development expenses	$17,241	$16,285	$54,372	$45,570

General and administrative specific expenses:
Personnel-related	$2,248	$2,016	$6,944	$6,081
Stock-based compensation	1,697	1,201	6,007	2,620
Professional and consultant fees	1,088	969	3,335	3,469
Office-related	619	635	1,871	1,870
Other (b)	905	1,074	3,270	2,408
Total general and administrative expenses	$6,557	$5,895	$21,427	$16,448

Other income(c)	2,845	1,963	10,183	5,463
Net loss	$(20,953)	$(20,217)	$(65,616)	$(55,630)
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

15.Subsequent Events
From October 1, 2025 until the financial statements were issued, the Company granted 10,575 options to employees and 5,833 options were exercised.
In October 2025, the Company issued 8,682 shares in connection with the Employee Stock Purchase Plan for the offering period from April 15, 2025 through October 14, 2025.
In October 2025, the Company received $20.6 million in net proceeds from the sale of 700,000 shares of the Company’s common stock pursuant to the Sales Agreement with Leerink.
In November, 2025, the Company entered into an extension of its New York office lease, extending the term through January 31, 2028. The amended agreement includes a reduction in the fixed rental payments to approximately $0.03 million per month commencing in November 2025. The Company is currently evaluating the impact of this lease modification on its financial statements and related disclosures.

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
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in development for the treatment of Rett syndrome, a disease with a patient population that has a significant unmet need, and that ultimately progresses to substantial neurological and physical impairment and premature death. Our ongoing registrational trial of NGN-401, EmboldenTM, is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in 20 females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. The first participant was dosed during the fourth quarter of 2025. We completed dosing in a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for Rett syndrome, with ten participants receiving the 1E15 vg dose. Clinical grade NGN-401 is manufactured at our manufacturing facility and was used for dosing in the Phase 1/2 clinical trial and is being used for the Embolden trial. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology.

We received clearance of our Investigational New Drug (“IND”) application by the U.S. Food and Drug Administration (“FDA”) in January 2023.

In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 Embolden registrational trial design, and we confirmed these elements and the trial design in September 2025. The primary endpoint is a responder-based composite endpoint that will assess an improvement in the Clinical Global Impression–Improvement Scale (“CGI-I”) with Rett syndrome anchors and the gain of a developmental milestone/skill, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone/skill from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. A response rate of 35% (or 7 out of 20 patients) is the minimum threshold for success to reject the null hypothesis in the Embolden trial.

The Embolden trial is expected to enroll across 13 sites and completion of enrollment in the trial is expected in three to six months. We previously gained alignment with the FDA on our potency assay strategy and chemistry, manufacturing and control (“CMC”) scale-up planning for the program.
In November 2025, we announced updated positive interim clinical data from the Phase 1/2 NGN-401 clinical trial in the pediatric cohort (ages 4-10) of participants receiving the 1E15 vg dose (n=8 for efficacy data; n=10 for safety data which includes both pediatric and adolescent/adult participants) with a data cut-off date of October 30, 2025.
The baseline demographics of the eight participants in the pediatric cohort who received the 1E15 vg dose of NGN-401 and were reported on in the efficacy data update include:
We believe that a successful best-in-class gene therapy treatment for Rett syndrome should be purposefully built to deliver: (1) multi-domain improvements across hand function, gross motor function and communication - the key domains impacting Rett syndrome, (2) progressive gains of developmental milestones/skills over time and (3) durability of gains sustained over time. Updated interim data showed that all pediatric participants, regardless of baseline disease severity, experienced functional gains, with an aggregate 35 developmental milestones/skills gained across core clinical domains of Rett syndrome – hand function/fine motor, language/communication and ambulation/gross motor. Participants with longer term follow-up continued to gain developmental milestones/skills and those more recently dosed with six months of follow-up also gained developmental milestones/skills. All developmental milestones/skills gained have been durable, with multidomain improvements observed in the core domains. All CGI-I improvements reported in November 2024 were durable, with no changes in any participant.

Four out of five participants with 12 months or longer follow-up in the Phase 1/2 trial met the responder definition of the primary endpoint that will be assessed at Month 12 for the Embolden trial.
The three participants with six months of follow-up have also showed early efficacy, consistent with previously dosed participants.
Developmental milestone/skill gains across the core clinical domains increased over time.

*31 total skills acquired match Embolden developmental milestones/skills list; 35 total skills include previously reported skills from other validated scales
We also announced safety and tolerability data from the 10 participants in the Phase 1/2 clinical trial who received the 1E15 vg dose of NGN-401 as of the data cut-off date of October 30, 2025. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose, and there has been no evidence of hemophagocytic lymphohistiocytosis (“HLH”) in any participant at this dose. All treatment-related adverse events (“AEs”) have been Grade 1 (mild) or Grade 2 (moderate) in severity, and the majority are known potential risks of AAV and have resolved or are resolving. Participant 5 experienced two Grade 2 serious adverse events (“SAEs”) related to abnormal nerve conduction findings - areflexia and related elective inpatient diagnostic testing. The nerve conduction findings have returned to the normal range. Unrelated to NGN-401, Participant 5 also experienced a leg fracture confounding her Month 12 gross motor assessment
The Phase 1/2 trial previously included a cohort evaluating a 3E15 vg dose of NGN-401. In November 2024, the third participant receiving the 3E15 vg dose died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose level. Hyperinflammatory syndromes can include HLH and multisystem inflammatory syndrome. Based on research we conducted related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose level we moved forward in the Phase 1/2 trial and are evaluating in the Embolden registrational trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose level.
Despite our research related to hyperinflammatory syndromes and AAV gene therapy showing that HLH has only been reported following doses of systemic AAV that are higher than the 1E15 vg dose level, in an abundance of caution, we incorporated into our Phase 1/2 and Embolden protocols additional monitoring for markers using the HLH diagnostic criteria, such as ferritin, and a treatment algorithm to be used in the event HLH is detected. When administered early, this treatment algorithm has been used successfully to treat cases of HLH both in other AAV gene therapy and other known causes of HLH. There has been no evidence of HLH or hyperinflammatory syndrome in any participant at the 1E15 vg dose level in the NGN-401 clinical trial as of the date of this report.
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
In addition to NGN-401, we were pursuing a conventional gene therapy program for the treatment of CLN5 Batten disease. We completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease and in November 2024 announced that we do not expect to move forward with the program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock and common stock), we have raised aggregate net proceeds of approximately $552.3 million. However, we have incurred significant recurring losses, including a net loss of $65.6 million and $55.6 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, as of September 30, 2025, we had an accumulated deficit of $327.9 million and cash, cash equivalents and short-term investments totaling $265.4 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
We do not have any products approved for commercial sale and have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount in development and marketing costs prior to such time. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. For example, in November 2024 we decided not to move forward with the NGN-101 gene therapy program for CLN5 Batten disease, given the rarity of the disease and the lack of a streamlined registrational pathway with the FDA following denial of our RMAT application for that program. We may in the future elect to discontinue, delay, or modify additional preclinical and clinical trials of our other product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all, which could have a material adverse effect on our business. Our management cannot provide assurance that we will ever generate positive cash flow from operating activities. Please see the section below entitled Liquidity and Capital Resources for additional details on our substantial capital requirements.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue under licensing agreements	$—	$—	$—	$—	$925	$(925)
Operating expenses:
Research and development expenses	17,241	16,285	956	54,372	45,570	8,802
General and administrative expenses	6,557	5,895	662	21,427	16,448	4,979
Total operating expenses	23,798	22,180	1,618	75,799	62,018	13,781
Loss from operations	(23,798)	(22,180)	(1,618)	(75,799)	(61,093)	(14,706)
Other income (expense):
Interest income	2,739	1,842	897	8,874	6,197	2,677
Interest expense	(1)	(3)	2	(4)	(10)	6
Other income	149	143	6	1,509	430	1,079
Other expense	(42)	(19)	(23)	(196)	(1,154)	958
Net loss	$(20,953)	$(20,217)	$(736)	$(65,616)	$(55,630)	$(9,986)
Revenue
We did not generate any revenue in the three months ended September 30, 2025 or the three months ended September 30, 2024. For the nine months ended September 30, 2025, we did not generate any revenue, as compared to $0.9 million for the nine months ended September 30, 2024. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Program specific expenses:
Rett syndrome	$5,559	$3,444	$2,115	$17,135	$8,261	$8,874
Batten disease	136	1,832	(1,696)	1,382	4,756	(3,374)
Early Discovery	614	1,329	(715)	2,621	4,500	(1,879)
Unallocated internal expenses:
Personnel-related	5,449	4,512	937	15,978	13,787	2,191
Stock-based compensation	1,669	1,272	397	4,815	3,211	1,604
Manufacturing	3,111	3,220	(109)	9,856	9,014	842
Other	703	676	27	2,585	2,041	544
Total research and development expenses	$17,241	$16,285	$956	$54,372	$45,570	$8,802
Research and development expenses were $17.2 million for the three months ended September 30, 2025, as compared to $16.3 million for the three months ended September 30, 2024.
Expenses related to the Rett syndrome program increased primarily due to a $0.2 million increase in preclinical costs, a $1.0 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, and a $0.6 million increase in CMC costs. The decrease in expenses related to the Batten disease program was primarily driven by a $1.5 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101 and a $0.2 million decrease in clinical development costs, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery program was primarily driven by a $0.7 million decrease in preclinical costs.
The increase in unallocated internal expenses was driven primarily by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount.
Research and development expenses were $54.4 million for the nine months ended September 30, 2025, as compared to $45.6 million for the nine months ended September 30, 2024.
Expenses related to the Rett syndrome program increased primarily due to a $2.1 million increase in preclinical costs, a $4.0 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, a $0.6 million increase in clinical development costs, and a $1.8 million increase in CMC costs. The decrease in expenses related to the Batten disease program was primarily driven by a $2.8 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101 and a $0.5 million decrease in clinical development costs, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery program was primarily driven by a $1.8 million decrease in preclinical costs.
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

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
General and administrative specific expenses:
Personnel-related	$2,248	$2,016	$232	$6,944	$6,081	$863
Stock-based compensation	1,697	1,201	496	6,007	2,620	3,387
Professional and consultant fees	1,088	969	119	3,335	3,469	(134)
Office-related	619	635	(16)	1,871	1,870	1
Other	905	1,074	(169)	3,270	2,408	862
Total general and administrative expenses	$6,557	$5,895	$662	$21,427	$16,448	$4,979
General and administrative expenses were $6.6 million for the three months ended September 30, 2025, as compared to $5.9 million for the three months ended September 30, 2024. The increase was primarily attributable to: (i) an increase of approximately $0.2 million in personnel-related expenses, driven by an increase in headcount to support business operations, (ii) an increase of approximately $0.5 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $0.3 million related to PSUs as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in professional services and consultant fees of approximately $0.1 million driven by increased information technology expenses. These expenses were partially offset by a decrease of approximately $0.2 million in other costs primarily related to corporate expenses and market research costs.
General and administrative expenses were $21.4 million for the nine months ended September 30, 2025, as compared to $16.4 million for the nine months ended September 30, 2024. The increase was primarily attributable to: (i) approximately $0.9 million in personnel-related expenses, driven by an increase in headcount to support business operations, (ii) an increase of $3.4 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $1.9 million related to PSUs as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in other costs of approximately $0.8 million related to corporate related expenses and market research costs, as well as to the recovery of approximately $0.4 million related to a business email compromise attack by a third party in the prior period. These expenses were partially offset by a decrease of approximately $0.1 million in professional services and consulting fees associated with the transition from a private company to a public company in the prior period.
We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.
Interest Income
Interest income increased by $0.9 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments driven by the November 5, 2024 private placement, which was partially offset by a moderate decrease in interest rates.
Interest income increased by $2.7 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments driven by the November 5, 2024 private placement, which was partially offset by a moderate decrease in interest rates.
Other Income
The change in other income was insignificant for the three months ended September 30, 2025 and three months ended September 30, 2024.

Other income increased by $1.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was primarily attributable to: (i) approximately $0.4 million in Washington state sales tax refunds and (ii) approximately $0.7 million of New York state tax refunds for the prior period amended returns.
Other Expenses
The change in other expenses was insignificant for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Other expenses decreased by $1.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease was primarily due to (i) approximately $0.8 million of a contingent consideration liability accrual related to the Intellectual Property CVR in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement in the prior period and (ii) approximately $0.3 million of the accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state in the prior period. This was offset by an approximate $0.1 million adjustment to the sales tax refund from Washington state for the nine months ended September 30, 2025.
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
As of September 30, 2025, we had cash, cash equivalents and short-term investments totaling $265.4 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through the sales of convertible preferred stock and common stock for net proceeds of approximately $552.3 million, including net proceeds from sale of common stock pursuant to our ATM Sales Agreement.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(59,744)	$(53,107)
Net cash used in investing activities	(15,605)	(22,645)
Net cash provided by (used in) financing activities	9,768	(5,994)
Net decrease in cash, cash equivalents and restricted cash	$(65,581)	$(81,746)
Cash Flows from Operating Activities
For the nine months ended September 30, 2025, we used $59.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $65.6 million, a $3.1 million net decrease in our operating assets and liabilities and noncash charges of $9.0 million, which consisted primarily of $10.8 million of stock-based compensation and $2.3 million in depreciation, partially offset by $4.0 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates.
For the nine months ended September 30, 2024, we used $53.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $55.6 million, a $5.1 million net decrease in our operating assets and liabilities, and noncash charges of $7.6 million, which consisted primarily of $5.8 million in stock-based compensation, $2.4 million in depreciation and $0.5 million in non-cash operating lease expense, partially offset by $1.5 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates, costs associated with the Reverse Merger (as defined below) and the associated financing (the “Pre-Closing Financing”), and related severance and retention payments to former Neoleukin employees.
Cash Flows from Investing Activities
For the nine months ended September 30, 2025, net cash flows used in investing activities consisted of purchases of short-term investments of $226.8 million and purchases of property and equipment of $1.1 million, partially offset by proceeds from maturities of short-term investments of $212.2 million.
For the nine months ended September 30, 2024, net cash flows used in investing activities consisted of purchases of short-term investments of $80.2 million and purchases of property and equipment of $0.7 million, partially offset by proceeds from maturities of short-term investments of $58.3 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2025, net cash flows provided by financing activities primarily consisted of $9.8 million of open market sales of common stock pursuant ATM Sales Agreement.
For the nine months ended September 30, 2024, net cash flows used in financing activities consisted of $4.3 million in offering costs paid in connection with the Pre-Closing Financing and $2.9 million in transaction costs related to the Reverse Merger (defined below), partially offset by proceeds of $1.2 million from the exercise of stock options.

Contractual Obligations and Commitments
Lease Obligations
New York Headquarters Lease
We sub-lease approximately 6,000 square feet of office space for our corporate headquarters in New York, New York, with a term expiring in January 2028.
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
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between us and the Rights Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the Reverse Merger (the “Lease CVR”). As of September 30, 2025, approximately $0.7 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Agreement collectively account for the total Intellectual Property CVR. As of September 30, 2025, approximately $0.3 million was recorded within the contingent value rights liability as an offset arising from the Intellectual Property CVR on our condensed consolidated balance sheet due to deductions permitted under the Merger Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our condensed consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. In fiscal year 2025, we received proceeds from Washington state for the sales tax refund and remitted the proceeds to the CVR holders. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes the components of the contingent value rights liability as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$312	$427	$436	$718
Intellectual Property CVR	326	—	295	—
Sales Tax CVR	—	—	360	—
Total CVR liability	$638	$427	$1,091	$718
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
License Agreement with Stanford
In August 2024, we entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of our product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, we are obligated to pay an annual license maintenance fee. We may terminate this agreement for convenience upon 30 days’ notice.
Off-Balance Sheet Arrangements
We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2025.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•NGN-401 is in clinical development and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•We are substantially dependent on the success of our most advanced product candidate, NGN-401, and our ongoing clinical trial of NGN-401 may not be successful.
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
We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2018, we have incurred significant operating losses and have used substantially all of our resources to conduct research and development activities, preclinical studies, Phase 1/2 clinical trials of our most advanced product candidates as well as a Phase 3 pivotal trial for NGN-401, establish in-house manufacturing capabilities, including analytical and process development operations to support ongoing manufacturing operations, manufacture product candidates, conduct business planning, develop and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin on time, meet our anticipated timelines for enrollment and data analysis, or be completed on time, if at all. In addition, while we have completed enrollment in the Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and have initiated dosing in our EmboldenTM registrational trial for NGN-401 and have completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, we have not yet demonstrated our ability to successfully complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through September 30, 2025 of $327.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our recently launched Embolden registrational clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.

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
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations through the first quarter of 2028. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
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

We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in of any combination of our common stock, preferred stock, debt securities, warrants, or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, from time to time, we may offer and sell through Leerink up to $150.0 million of the common stock registered under the shelf registration statement, pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including rising interest rates, escalating trade tensions and restrictions, including tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $65.6 million for the nine months ended September 30, 2025 and our cumulative net loss from inception as of September 30, 2025 was $327.9 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
NGN-401 is in clinical development, and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we or our current or future collaborators are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and while we have completed enrollment in our Phase 1/2 clinical trial of NGN-401 and initiated our Embolden registrational trial, NGN-401 is still in the clinical development stage. In addition, we announced that unless we are able to find an alternative pathway for advancement, we will need to discontinue our NGN-101 program following the denial of RMAT designation for NGN-101 by the FDA, which would preclude a streamlined path to regulatory approval.

Our other programs are in early stages of preclinical development and we expect to expend the majority of our resources on our Rett program for the near future, which may delay the development plans for our pipeline. As a result, we expect it will be many years before we commercialize our product candidates and ultimately may not be successful in commercializing any of our product candidates. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our lead product candidate NGN-401 or other product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates we may develop.
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
If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, on November 11, 2024, we were advised of a severe adverse event (“SAE”) experienced by a participant in the 3E15 vg dose of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome. The participant subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of adeno-associated virus (“AAV”). The FDA completed a review of the safety data for NGN-401 and allowed us to continue with the Phase 1/2 trial using the 1E15 vg dose and the same immunosuppression regime. We paused further use of the 3E15 vg dose upon initial notification of the SAE and made the determination to remove that dose level from the trial protocol as we do not plan to enroll any further participants at the 3E15 vg dose level.
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
We are substantially dependent on the success of our most advanced product candidate, NGN-401, and our clinical trial of NGN-401 may not be successful.
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, NGN-401. We are investing a majority of our efforts and financial resources into the research and development of this product candidate, as we are currently conducting a registrational clinical trial of NGN-401 in patients with Rett syndrome (our Embolden trial) and commenced dosing patients in that trial in the fourth quarter of 2025.
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
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our Phase 1/2 clinical trial of NGN-401 involves, and our Embolden registrational trial will involve, a small patient population. Because of the small sample sizes, the expansion of our clinical trial to an adolescent/adult cohort and the heterogeneity of the disease state, the results of this trial may not be indicative of results of future clinical trials. In particular, while we expanded our Phase 1/2 clinical trial of NGN-401 to include adolescent and adult patients in both our Phase 1/2 trial and our Embolden registrational trial, our interim data releases to date have focused solely on pediatric participants in those trials, and we cannot be sure that the results we have reported in our pediatric population of that trial will be representative of our adolescent or adult participants,
If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of NGN-401 or any other product candidates may be delayed and, as a result, our stock price may decline.
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
We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We have completed enrollment in our Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome and have commenced dosing in our Embolden registrational trial for NGN-401. However, if the FDA or any comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed, or we may not be able to pursue further development due to such delays. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied.
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
We have expended substantial efforts and costs testing our EXACT technology in preclinical studies of NGN-401, including completing toxicology studies prior to the FDA providing clearance of the IND for NGN-401, and have not seen any adverse effects that we believe are attributable to EXACT in our Phase 1/2 trial of NGN-401 as of our most recent data cut-off date of October 30, 2025. However, we cannot guarantee that significant adverse effects will not be seen in the future in clinical trials for NGN-401, which could result in clinical holds, delays, suspension or withdrawal of our IND. If any of the foregoing events occur or if NGN-401, NGN-101 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and RMAT program, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have completed enrollment in both our Phase 1/2 trial of NGN-101 for the treatment of CLN5 Batten disease and our Phase 1/2 clinical trial for NGN-401 for treatment of Rett syndrome and have commenced dosing in our Embolden registrational trial for NGN-401 in the United States; however, we have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We expect to engage with foreign regulators to determine the requirements to support initiation of a pivotal clinical trial in foreign countries; however, those regulatory authorities may recommend changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program. Regulatory authorities could also require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease, which we do not plan to move forward with due to a lack of alignment with the FDA on a streamlined pathway to registration. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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
We have engaged CROs or other third parties to conduct preclinical and IND enabling studies and our clinical trials, including our Phase 1/2 clinical trial and our Embolden registrational trial of NGN-401.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Founder and Chief Executive Officer, President and Chief Financial Officer, Chief Medical Officer and Chief Scientific Officer, as well as other key members of our leadership team. Our executive officers may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. Failure to attracting and retaining qualified personnel could materially and adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources on our employee recruitment and retention efforts.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize NGN-401 or other product candidates in foreign markets for which we may rely on collaborations with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity, It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials.

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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of September 30, 2025, we license 30 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of September 30, 2025, our in-licensed intellectual property only includes four issued patents, all of which are related to our NGN-101 program which we are no longer actively pursuing. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.

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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, participation in these programs is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. In addition, we may determine that the resources required to complete the regulatory approval process are in excess of what we are able or willing to expend on a particular program. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 gene therapy program for CLN5 Batten disease. Given the rarity of the disease, continued investment in the program was predicated on an alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
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
The FDA may change its position regarding elements of our clinical trial design or the clinical data required to support approval of our product candidates.
From time to time, the FDA may provide written feedback on clinical trial design elements, including for instance an indication that it would be willing to consider a regulatory approval pathway based on limited clinical data, such as data from an early-stage or single pivotal study. However, even if it has provided this guidance in writing, the FDA retains broad discretion to revise or withdraw such guidance with respect to any design elements of our clinical development plan at any time. Even if the FDA initially agrees that a particular data set or development plan could support a marketing application, the agency could later determine that additional or more comprehensive clinical evidence is required. For instance, in November 2025, another biotech company announced that the FDA no longer supported the use of a comparison to an external control that had not been prespecified in the protocol for their investigational gene therapy, despite previous communications indicating alignment on that comparison, with the expectation that such change would likely delay the BLA submission for that proposed therapy. If we were to experience such a change in the FDA’s position related to our trial design, especially with respect to our use of a baseline control or developmental milestones based on the natural history study with respect to our Embolden clinical trial, we expect such a change could delay or prevent approval, increase our development costs, and adversely affect our ability to commercialize our product candidates.
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
In addition, since October 1, 2025, the U.S. federal government has been in a government shutdown due to the failure of Congress to pass an appropriations budget for fiscal year 2026. While there are exemptions from the shutdown for certain aspects of the work carried out by the FDA, including essential safety oversight and ongoing reviews of certain existing applications where there is carryover funding, other work of the FDA, such as acceptance of new applications, has been suspended and the FDA workforce has been reduced. A prolonged government shutdown, or any other events that may impact the FDA, including but not limited to any subsequent government shutdown, or global health concerns that could prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, this or any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We intend to deliver our product candidates via a drug delivery device, such as a catheter or other delivery system. There may be unforeseen technical complications related to the development activities required to bring such a product to market, including primary container compatibility and/or dose volume requirements. We expect to use drug delivery devices authorized for marketing under clearances or approvals held by third parties. Our product candidates may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances, or we may be required to cross-label or co-package the device, which may require additional development activities and increase our costs. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may also delay approval. In addition, some drug delivery devices are provided by single-source unaffiliated third-party companies. We may be dependent on the sustained cooperation and effort of those third-party companies both to supply the devices and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. Even if approval is obtained, we may also be dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.
We have in the past and may in the future conduct clinical trials for our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.
We conducted parts of our Phase 1/2 clinical trials for NGN-101 and NGN-401 outside of the United States, and may in the future conduct additional clinical trials for our product candidates at sites outside of the United States, including in Australia, the UK, Europe or other foreign jurisdictions. For example, we enrolled patients in our Phase 1/2 clinical trials for NGN-401 in the United States, the UK and Australia. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Even if the FDA accepts such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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
The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the Trump Administration, trade and other international disputes, increases in inflation rates, fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), government shutdowns, political and military conflict, and uncertainty about economic stability.

Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. While trade negotiations are ongoing and certain bilateral trade deals have been announced, in other cases significant tariffs have been imposed, yet there remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East, and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational, labor and employee benefit costs.
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of September 30, 2025, there are approximately 21,567,844 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. In August 2025, we entered into the Sales Agreement with Leerink, pursuant to which, from time to time, we may offer and sell through Leerink up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Entry Into a Material Contract
On November 7, 2025, we entered into a Second Amendment to Attorned Sublease (the “Sublease Amendment”) between our wholly owned Nevada subsidiary, Neurogene Inc., and GTM Associates, LLC, effective as of November 1, 2025. The Sublease Amendment extends the term on our New York office space until January 31, 2028.
The foregoing is a summary description of certain terms of the Sublease Amendment and does not purport to be complete, and is qualified in its entirety by reference to the full text of the Sublease Amendment, which will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

(c) Trading Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Section 16 of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) as amended (the “Rule”), or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, except as described below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Christine Mikail, President and Chief Financial Officer	8/18/2025	Rule 10b5-1 Trading Arrangement	Up to 24,000 shares to be sold	12/31/2026	N/A	N/A
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

1.1
Sales Agreement dated August 11, 2025 by and between Neurogene Inc. and Leerink Partners LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the Securities and Exchange Commission on August 11, 2025).

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

Date: November 13, 2025	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)