Form 10-K
period 2025-12-31
Neurogene Inc.
filed 2026-03-24
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market (“Nasdaq”) on June 30, 2025, was $145,975,956, based on the closing price on Nasdaq reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,574,293 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding as of March 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates (the “2026 Proxy Statement”).

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
•NGN-401 is in clinical development and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•Because gene therapy is novel and the regulatory landscape that governs any product candidates we may develop is rigorous, complex, uncertain and subject to change, we cannot predict the time and cost of obtaining regulatory approval, if received at all, for any product candidate we may develop.
•The market price of our common stock may continue to be volatile.

•We may be required to allocate resources to fulfilling the requirements of the Contingent Value Rights Agreement entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations, which may take away from our core programs and create a distraction for our management and employees.
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

Part I
Item 1. Business
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex devastating neurological diseases into treatable conditions. We are building a robust and differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. One approach we are taking harnesses our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), that utilizes microRNA-based genetic circuits designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.
Our first clinical-stage program, NGN-401 in development for the treatment of Rett syndrome, utilizes the EXACT technology and adeno-associated virus (“AAV”) delivery. Rett syndrome is a severe and progressive neurodevelopmental disease with substantial neurological and physical impairment and significant unmet need. Our ongoing registrational trial of NGN-401, EmboldenTM, is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in 20 females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. Embolden has enrolled 100% of participants, and more than 50% of participants have been dosed. We expect to complete dosing in the second quarter of 2026. We completed dosing in a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for Rett syndrome, with ten participants receiving the 1E15 vg dose. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology. Clinical grade NGN-401 manufactured at our fully operational current good manufacturing practices (“cGMP”) facility in Houston, Texas was used for dosing in the Phase 1/2 clinical trial and is being used for the Embolden trial. We believe that our in-house manufacturing capabilities better enable control of product quality and development timelines, strategic pipeline and financial flexibility, and clinical-to-commercial continuity.
Background
We were founded in 2018, and have devoted substantially all of our resources to conducting research and development activities and undertaking preclinical studies, establishing our manufacturing facility, conducting clinical trials and the manufacturing of product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $552.1 million. However, we have incurred significant recurring losses, including a net loss of $90.4 million and $75.1 million for the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, we had an accumulated deficit of $352.6 million and cash, cash equivalents and short-term investments totaling $269.0 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. Management expects that our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•advance the NGN-401 program through clinical development and, if successful, seek regulatory approvals;
•invest in research programs to strengthen our capabilities, including resourcing and evaluating additional technologies that may augment our pipeline of product candidates;

•advance discovery programs from preclinical development into and through clinical development;
•seek regulatory approvals for any other product candidates that successfully complete clinical trials;
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
•implement operational, financial and management systems; and
•incur legal, accounting and other expenses related to operating as a public company.
We do not have any products approved for commercial sale and have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount in development and marketing costs prior to such time. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. For example, in November 2024 we decided not to move forward with the NGN-101 gene therapy program for CLN5 Batten disease, given the rarity of the disease and the lack of a streamlined registrational pathway with the FDA following denial of our Regenerative Medicine Advanced Therapy (“RMAT”) application for that program. We may in the future elect to discontinue, delay, or modify additional preclinical and clinical trials of our other product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all, which could have a material adverse effect on our business. Our management cannot provide assurance that we will ever generate positive cash flow from operating activities. See “Liquidity and Capital Resources.”
In December 2020, we entered into the Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”), which was amended in November 2023 to extend the term of the MCA to December 2026. This collaboration supports our research and pipeline development activities, and provides us with the option to in-license product candidates arising from research conducted in Dr. Stuart Cobb’s laboratory. Dr. Cobb serves as our Chief Scientific Officer and is also a Professor at the University of Edinburgh. Under the standard policies of the University of Edinburgh, as a professor inventor, he may be entitled to receive in the future a percentage of certain license-related payments made by us to the University. For more information about the MCA, see “Business — License Agreements.”
Our Team
Neurogene was founded in January 2018 by Dr. Rachel McMinn to develop gene therapies for severe neurologic diseases. Our team has a track record across the discovery, development, manufacturing and commercialization of therapies for rare and devastating disorders. We have built an integrated research and development organization supported by an external research collaboration with the University of Edinburgh, led by an experienced management team with expertise in gene therapy, clinical development, regulatory affairs, and manufacturing. We have established internal chemistry, manufacturing and controls (“CMC”) capabilities, including a fully operational current good manufacturing practice (“cGMP”) facility. Our management team has deep operational and company‑building experience in the biopharmaceutical industry, with prior leadership roles at companies including Amicus, AstraZeneca, Auspex, Avexis, Axovant, Cerevel Therapeutics, Eli Lilly, Homology Medicines, ImClone Systems, Intercept Pharmaceuticals, Johnson and Johnson, Lonza, NPS Pharma, Pharmasset, and Takeda.
Our Approach
Our mission is to develop life-changing genetic medicines for people and their families impacted by devastating neurological diseases. Our approach is based on core pillars that we believe support our disciplined product development approach and improve the probability of technical and regulatory success of our product candidates.

1.Biology-first Design Strategy: We rigorously study potential central nervous system (“CNS”) indications and the underlying biology to design our product candidates. We believe that each disease requires a therapy engineered to its biology, which influences gene selection, construct design and expression control. We purposefully design development of our genetic medicines to address the underlying cause of the disease it is intended to treat.
2.Precision Drug Delivery Approaches to Treat CNS Disorders. We believe in utilizing the most optimal routes of administration to deliver our product candidates, which we believe will best target the underlying pathophysiology and biology of the disease. We deliberately choose what we believe is the most appropriate route of administration to reach relevant neural systems for sustained benefit.
3.Our EXACT Platform for Precise Transgene Expression. We developed the EXACT transgene regulation technology, in collaboration with the University of Edinburgh, with the goal of solving the problem of variable transgene expression resulting from the inherent limitations we believe exist with conventional gene therapy. We believe our EXACT technology has the potential to overcome this challenge by widening the otherwise narrow therapeutic window for transgene expression in certain complex neurological diseases. The EXACT technology is predicted to be delivery agnostic and compatible with viral and non-viral delivery platforms.
4. Scalable and Flexible Manufacturing. We believe that integrating in-house cGMP manufacturing capabilities enables superior oversight of product quality and greater control of development timelines, allows for strategic pipeline flexibility, and promotes continuity in our process from preclinical to clinical to commercial manufacturing in the future. Besides cGMP manufacturing, our core development capabilities include quality control, process, analytical, and bioanalytical development labs with experienced teams. We believe that our in-house manufacturing capabilities also possess the potential to avoid comparability challenges caused by the introduction of significant platform-based changes during the product development phase that other gene therapy companies have encountered. We believe our in-house manufacturing also provides increased flexibility to manufacture products more efficiently and more cost effectively.
Neurogene’s EXACT Transgene Regulation Technology
Our proprietary EXACT technology provides controlled transgene expression, which can make treatments possible for dosage sensitive diseases with narrow therapeutic windows previously considered untreatable with gene therapy. EXACT is designed to avoid harmful extremes by fine-tuning how much of the treatment is active in targeted cells. Precise, cell-specific control of transgene expression is achieved through the use of a microRNA-based circuit, which is designed to reduce variability, avoid toxicity, and expand the therapeutic window for complex genetic disorders. We believe that our EXACT technology has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy.

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
Our Pipeline

Our pipeline is focused on the development of genetic medicines for severe neurological diseases. Our most advanced program, NGN‑401, is in Phase 3 clinical development for the treatment of Rett syndrome. In addition to NGN‑401, we are advancing early‑stage discovery programs for other potential indications. These programs are in the discovery stage, and we have not yet selected a clinical development candidate.
NGN-401
Our first clinical-stage program to utilize the EXACT platform is NGN-401, which is in Phase 3 clinical development for the treatment of Rett syndrome, a severe neurodevelopmental disease with a patient population that has a significant unmet need, is associated with substantial neurological and physical impairment, and ultimately progresses to premature death. NGN-401 is packaged in an adeno-associated virus 9 (“AAV9”) capsid.

Rett syndrome is an X-chromosome linked neurodevelopmental disorder caused by a pathogenic mutation in one copy of the MECP2 gene that leads to deficiency of the MeCP2 protein in approximately 50% of cells. MeCP2 is a critical protein responsible for normal function in the brain and other parts of the nervous system. Rett syndrome has an estimated global incidence of 1 in 10,000 females. In the major markets of the United States, European Union and the United Kingdom, the prevalence of Rett syndrome is estimated to be approximately 15,000 to 20,000 patients. Classic Rett syndrome in females is marked by several cardinal clinical features, including significant impairments in core domains of communication (for example, an inability to communicate verbally or with their hands), gross motor and fine motor function, often accompanied by deficits in autonomic function, and a range of other disease manifestations. While there is one treatment approved to treat Rett syndrome, it is not disease modifying, and there remains a significant unmet need for new treatment options that target the root cause of the disease.
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
NGN-401 Product Design
NGN-401 is purposefully designed to be a potential best-in-class gene therapy for Rett syndrome. NGN-401:
1.Contains the full-length MECP2 gene to translate the functional MeCP2 protein.
2.Utilizes EXACT transgene regulation technology designed to achieve target MeCP2 protein levels and avoid toxicity.
3.Is administered via ICV infusion to achieve the broadest targeting of the brain and nervous system underlying Rett syndrome pathophysiology based on preclinical biodistribution data.

NGN-401 Clinical Program
Program Initiation and Phase 1/2 Trial for Rett Syndrome
We received clearance of our Investigational New Drug (“IND”) application for NGN-401 by the U.S. Food and Drug Administration (“FDA”) in January 2023.
We completed enrollment in the Phase 1/2 open-label, multi-center clinical trial evaluating NGN-401 for the treatment of female patients with classic Rett syndrome in the second quarter of 2025. The trial is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg in eight participants in an ages 4-10 years cohort and two participants in an ages 11 years and older cohort.
In November 2025, we announced updated positive interim clinical data from the Phase 1/2 NGN-401 trial in the pediatric cohort (ages 4-10) receiving the 1E15 vg dose (n=8 for efficacy data; n=10 for safety data, including pediatric and adolescent/adult participants) with a data cutoff date of October 30, 2025.
All pediatric participants, regardless of baseline disease severity, experienced functional gains, with an aggregate 35 developmental milestones gained across core clinical domains of Rett syndrome, including hand function/fine motor, language/communication and ambulation/gross motor. Participants with longer term follow-up continued to gain developmental milestones and those more recently dosed with six months of follow-up also demonstrated milestone gains. All developmental milestones and CGI‑I improvements reported as of November 2024 were durable as of the data cutoff date, with no changes observed.
As of October 30, 2025, four out of five participants with at least 12 months of follow-up met the responder definition of the primary endpoint planned for assessment at Month 12 in the Embolden trial. The three participants with six months of follow-up have also showed early clinical activity, consistent with previously dosed participants.
We also reported safety and tolerability data from the ten participants in the Phase 1/2 clinical trial who received the 1E15 vg dose of NGN-401 as of the data cutoff date of October 30, 2025. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose, with no cases of hemophagocytic lymphohistiocytosis (“HLH”) in any participant at this dose. All treatment-related adverse events (“AEs”) have been Grade 1 (mild) or Grade 2 (moderate) in severity, and the majority are known potential risks of AAV and have resolved or are resolving. Participant 5 experienced two Grade 2 serious adverse events (“SAEs”) related to an abnormal nerve conduction finding - areflexia and related elective inpatient diagnostic testing. The nerve conduction finding has returned to the normal range. Unrelated to NGN-401, Participant 5 also experienced a leg fracture confounding her Month 12 gross motor assessment.
The Phase 1/2 trial previously included a cohort evaluating a 3E15 vg dose of NGN-401. In November 2024, the third participant receiving the 3E15 vg dose died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose. Hyperinflammatory syndromes can include HLH and multisystem inflammatory syndrome.
Based on research we conducted in 2025 related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose used in the Phase 1/2 trial and in the Embolden registrational trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose. Out of an abundance of caution, we incorporated enhanced monitoring into our Phase 1/2 and Embolden protocols for HLH markers, including ferritin, and a treatment algorithm that when administered early, has been used successfully to treat cases of HLH both in other AAV gene therapies and other known causes of HLH.
Embolden Phase 3 Registrational Trial for Rett Syndrome
In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 EmboldenTM registrational trial design, and we confirmed these elements and the trial design in September 2025. Embolden is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in 20 females with Rett syndrome. The trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market.
The primary endpoint is a responder-based composite endpoint that will assess an improvement in the Clinical Global Impression–Improvement Scale (“CGI-I”) with Rett syndrome anchors and the gain of a developmental milestone, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. A response rate of 35% (or 7 out of 20 patients) is the minimum threshold for success to reject the null hypothesis in the Embolden trial.

Embolden has enrolled 100% of participants, and more than 50% of participants have been dosed. We expect to complete dosing in the second quarter of 2026. NGN-401 at the 1E15 vg dose has been generally well-tolerated in the Phase 1/2 trial and Embolden, with no cases of HLH as of March 23, 2026. We expect to present updated interim safety and efficacy data on the pediatric cohort and the adolescent/adult cohort from the Phase 1/2 trial in mid-2026.
We previously reached alignment with the FDA on our potency assay strategy and chemistry, manufacturing and control (“CMC”) planning for the program. We plan to initiate our Process Performance Qualification (“PPQ”) campaign in mid-2026 and confirmed our commercial scale is the same as our clinical scale, removing the need for comparability studies.

Regulatory Designations and Expedited Development Programs
In February 2026, we announced that NGN-401 received Breakthrough Therapy designation based on the FDA’s review of interim efficacy and safety data from the Phase 1/2 trial as of the data cutoff date of October 30, 2025, including patient-level data and supporting video documentation. Breakthrough Therapy designation is intended to expedite the development and review of medicines for the treatment of serious conditions which have shown preliminary clinical evidence indicating the potential for substantial improvement over available therapies on a clinically significant endpoint. The benefits of Breakthrough Therapy designation include eligibility for Priority Review, rolling submission of sections of the Biologics License Application and the FDA’s organizational commitment to help determine an efficient route to approval.
In March 2025, we announced that NGN-401 received Priority Medicines (“PRIME”) designation by the European Medicines Agency (“EMA”). Medicines are eligible for PRIME if they demonstrate the potential to address an unmet medical need by showing a meaningful improvement of clinical outcomes.
In August 2024, we announced that NGN-401 received RMAT designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
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
Non‑Core Clinical Program, CLN5 Batten Disease (NGN-101)
In addition to NGN-401, we pursued a gene therapy program for the treatment of CLN5 Batten disease. We completed enrollment in a Phase 1/2 clinical trial of NGN-101, and in November 2024, we announced that we do not expect to advance the program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment with the FDA on a streamlined registrational pathway. To support this objective, we submitted an RMAT application, which was denied. We are currently evaluating options for the program.
Utilizing Optimal Drug Delivery to Treat CNS Disorders
Consistent with our precision drug delivery approach, we believe in utilizing the most optimal route of administration for our genetic medicines that best targets the underlying pathophysiology and biology of the disease to increase the probability of technical and regulatory success.

The pathobiology of Rett syndrome involves structures across the brain and other areas of the nervous system. Therefore, it was critical to us to evaluate the optimal route of administration to achieve broad AAV9 distribution to key regions relevant for disease. In October 2025, we presented new preclinical data from non-human primates (“NHPs”) demonstrating that ICV delivery of NGN-401 achieves superior AAV biodistribution across brain regions relevant to Rett syndrome, compared to intrathecal lumbar (“IT-L”) delivery.
The head-to-head NHP study compared ICV and IT-L administration of NGN-401 at a dose that approximates the human dose being evaluated in the NGN-401 Phase 1/2 and Embolden clinical trials (1E15 vg) alongside a dose approximately four times higher than the clinically relevant dose administered via IT-L. ICV administration of NGN-401 showed greater expression of the full-length therapeutic MECP2 transgene mRNA in key brain regions underlying Rett syndrome pathophysiology when compared to the same IT-L administered dose; more similar levels of RNA expression were observed in the lumbar spinal cord. Higher RNA expression in key areas of the brain was also observed when ICV was compared to the approximately four times higher dose IT-L cohort. Comparable peripheral exposure of vector genome biodistribution was observed in peripheral organs, including the liver, between equivalent ICV and IT-L doses, consistent with clinical data from intra-CSF administered products.
These findings are consistent with preclinical data generated by us previously using a different transgene and lower dose as well as other independent laboratories, reinforcing a growing body of evidence that supports ICV delivery for achieving greater expression in the brain.
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

As of December 31, 2025, Neurogene licenses 30 patent applications, including Patent Cooperation Treaty, U.S., and international patent applications as described below. Our policy is to file patent applications to protect technology, inventions and improvements to inventions that may be commercially important to the development of our business. Patent applications and patents directed to specific product candidates are summarized below:
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
As of March 16, 2026, we had 131 employees, all of whom were employed full time and 106 of whom were engaged in research, development and technical operations activities. 30 of our employees hold Ph.D., M.D., D.O. or Pharm.D. degrees. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our relationship with our employees to be good.
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
Manufacturing
Our fully-operational, cGMP manufacturing facility is located in Houston, Texas, and includes process and analytical development labs. The site is approximately 42,000 square feet, with 6,000 square feet of cleanroom space dedicated to cGMP production of clinical product. Our manufacturing facility is also designed for commercial-grade drug product in the future (if regulatory approval is obtained). The facility includes our experienced team of approximately 78 employees that support process development, analytical development, quality assurance, quality control, manufacturing, supply chain, and maintenance. In addition to our process and analytical development capabilities, we have established a bioanalytical group that allows us to analyze vector biodistribution, mRNA expression, and protein expression from in-vivo preclinical studies. We believe this internal capability provides us with a lower cost structure and greater control over timelines driven by execution of our corporate priorities through dedicated oversight by our employees. We have produced nonclinical material to support our preclinical studies, including product candidates manufactured for use for IND-enabling studies, as well as clinical-grade material used in our Phase 1/2 and our Phase 3 Embolden clinical trials of NGN-401 for Rett Syndrome.
We believe that our in-house manufacturing capabilities enable us to control product quality and development timelines, allow for strategic pipeline flexibility, and provide us with continuity in our process from preclinical to clinical to commercial manufacturing in the future (if regulatory approval is obtained). With in-house manufacturing capabilities designed to transition from preclinical to clinical-stage trials, beginning with NGN-401 for the treatment of Rett syndrome, we believe we have the potential to avoid future product comparability challenges that other gene therapy companies have faced. NGN-401 has been successfully manufactured at our manufacturing facility and clinical-grade product is available for dosing in our ongoing Phase 3 Embolden clinical trial for females with Rett syndrome. We expect to manufacture additional material in our facility for Process Performance Qualification and inventory build-up in anticipation of a future commercialization of NGN-401, as well as future materials for our early discovery pipeline. We believe internalizing our manufacturing capabilities has three significant financial advantages: (1) it provides us with the potential to have maximum flexibility to manufacture product candidates at a reduced cost, (2) it provides us greater control on meeting timelines for development and product quality, and (3) it affords us greater control over CMC investments as programs progress through development.
The manufacturing facility is designed to be flexible, scalable, and a multi-product facility that can support the two major scalable AAV production processes: transient transfection process using mammalian cells (HEK293) and an insect cell (Sf9) baculovirus based AAV production system. The processing suites are fitted with equipment that supports single-use technology, which we believe reduces the risk of cross-contamination and allows for multiple products to be manufactured utilizing either process. In addition, we designed the fill-finish suite to allow for final product to be vialed in-house. AAV9 vector intended for IND-enabling studies is generated utilizing the same platform process (either HEK293 or Sf9 based) that is expected to be used in the clinic up to a 50L scale in our process development labs. The cGMP platform processes are executed at a 200L scale, which we expect will be able to support anticipated commercial demand.

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
While no disease-modifying therapies are currently available on the market for the treatment of Rett syndrome, we are aware of several companies that are in clinical or preclinical stages of developing gene therapies for the treatment of this disease. Taysha Gene Therapies, Inc. has a clinical-stage gene therapy program for the treatment of Rett syndrome that is currently in a Phase 3 registrational trial. Other companies may be in the early stages of investigating alternative approaches to addressing Rett syndrome, including base editing, prime editing, RNA editing, RNA trans splicing and other editing or gene replacement modalities, but these have not yet entered a clinical stage.
DAYBUE (trofinetide) was approved by the FDA in March 2023, by Health Canada in October 2024 and was subsequently approved by the Ministry of Health in Israel. Trofinetide is a commercially available treatment in the U.S., Canada and Israel from Acadia for the treatment of Rett syndrome in adults and pediatric patients two years and older. Additionally, Acadia has acquired ex-North American rights to trofinetide, and while Acadia’s Marketing Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) has been denied, it has announced plans to resubmit the MMA and also announced plans to seek approval for trofinetide in Asia and other regions in the future. However, we do not view trofinetide as directly competitive to our product candidate given the distinct mechanism of action of NGN-401, which we believe addresses the root cause of disease by replacing the missing protein. In July 2023, Acadia also announced the acquisition of worldwide rights to NNZ-2591 for Rett syndrome, which is an investigational synthetic analogue of cyclo-glycyl-proline being developed in several neurodevelopmental syndromes.
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
License Agreements
License Agreement with The University of Edinburgh
In December 2020, we entered into a Master Collaboration Agreement (the “MCA”) with the University of Edinburgh. Under the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. Either party may terminate the MCA for convenience upon 90 days’ notice. If we were to terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.

In March 2022, we exercised our option under the MCA with respect to certain Projects, and entered into a License Agreement (the “March 2022 Edinburgh License Agreement”) with University of Edinburgh, pursuant to which we licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, we obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligations under that license. We may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, we are also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.
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
License Agreement with Stanford
In August 2024, we entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University to license, on a non-exclusive basis, certain biological materials used by Neurogene in the manufacturing process of Neurogene’s product candidates, including NGN-401. Over the 10 year term of the the Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (“the Stanford License Agreement”), we are obligated to pay an annual license maintenance fee. We may terminate this agreement for convenience upon 30 days’ notice.
Government Regulation
The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics products (“biologics”), such as those we are developing. We, along with our third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

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
U.S. Biologics Regulation
In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
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
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
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
Preclinical and Clinical Development
Prior to beginning any clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. In April 2025, the FDA published a roadmap to reduce animal testing in preclinical safety studies, including those required in INDs, with scientifically validated new approach methodologies. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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
In addition, under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act requires that a sponsor who is planning to submit a marketing application for a biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial pediatric study plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted, except that the PREA will apply to an original BLA for a new active ingredient that is orphan-designated if the biologic is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.
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
Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
A product candidate may be eligible for participation in the START Pilot program if an IND has been submitted in electronic common technical document format unless a waiver is granted; the sponsor has demonstrated substantial effort to ensure that CMC development aligns with clinical development; and, for Center for Biologics Evaluation and Research (“CBER”)-regulated products, the product must be under development towards a marketing application under an existing OTP-regulated IND, and is intended to address an unmet medical need as a treatment for a rare disease or serious condition, which is likely to lead to significant disability or death within the first decade of life. The START Pilot Program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with FDA review staff. These enhanced communications will include, at a minimum, an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and discuss specific issues for which a sponsor requests enhanced communication with FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor and FDA.

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
A product intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers. We announced on February 26, 2026 that NGN-401 for the treatment of Rett syndrome has received Breakthrough Therapy designation based on the FDA’s review of interim data from our Phase 1/2 trial of NGN-401 as of October 30, 2025. We may also seek Breakthrough Therapy designation for one or more of our future product candidates.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or if the holder of the orphan drug exclusivity cannot assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the same use or indication for which the already approved or licensed product was approved or licensed. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.
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
Rare Pediatric Disease Designation and Priority Review Vouchers
Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics intended to treat conditions that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. Rett syndrome qualifies as a rare pediatric disease, and we have received rare pediatric disease designation for NGN-401 for the treatment of Rett syndrome, and we may request such designation for future product candidates if the diseases they are intended to treat meet the definition of a rare pediatric disease. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (a “PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. The rare pediatric disease PRV program has sunset, such that a rare pediatric disease PRV may only be granted if a designated drug is approved or licensed by September 30, 2029. If Congress does not extend this program, we may not meet the deadline for PRVs to be granted for our current programs given the expected timeline of development.
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

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common commercial activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements for persons in a position to refer or recommend federally reimbursable healthcare business, may be alleged to be intended to induce prescribing, purchasing or recommending, and may be subject to scrutiny if they do not qualify for an exception or regulatory safe harbor. Qualifying for a statutory exception or regulatory safe harbor requires satisfying all of the criteria for the exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS, but it does increase the risk of regulatory scrutiny. Ultimately, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The FCA, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.
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

Data Privacy and Security
Numerous state, federal, and foreign laws govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information and could apply to our operations or the operations of our partners.
For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations impose data privacy, security, and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities. These requirements imposed by HIPAA and HITECH on covered entities and business associates include entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present or future physical or mental health or condition or information about a patient’s receipt of health care if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity and availability of all PHI created, received, maintained or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.
Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with Health and Human Services (“HHS”) to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.
In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, that govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.
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
In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The CCPA and numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, exempt PHI that is covered by HIPAA and others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.
Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias and discrimination.

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
Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union (“EU”) provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.
Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In May 2025, the Trump Administration renewed the idea of international reference pricing through an executive order entitled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” which, among other things, directs the HHS and other agencies to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The HHS subsequently issued guidance indicating the MFN target price will be the lowest price paid in an Organisation for Economic Co-operation and Development country with a gross domestic product (“GDP”) per capita of at least 60% of the U.S. GDP per capital. In addition, in December 2025, CMS proposed new drug payment models to lower drug prices for Medicare beneficiaries; under the models, CMS would explore potential adjustments to Medicare drug inflation rebate calculations by comparison to international drug pricing information. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business.
Notwithstanding the IRA, continued legislative and enforcement interest exists in the United States with respect to specialty drug pricing practices. Specifically, we expect government authorities to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.
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
Regulation in the European Union
European Data Laws
The processing of personal data, including health and related personal data in the European Economic Area (the “EEA”) is mainly governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and related data protection laws in individual EEA countries. In the United Kingdom, the processing of personal data is mainly governed by the GDPR as incorporated into UK law pursuant to the European Union (Withdrawal) Act 2018 (“the UK GDPR”). The GDPR and UK GDPR impose a number of strict obligations and requirements for the processing, including collecting, analyzing and transferring, of personal data of individuals in the EEA or in the UK, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR and UK GDPR include requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and obligations relating to the security and confidentiality of the personal data. EEA countries may also impose additional requirements in relation to the processing of health, genetic and biometric data through their national legislation.
In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the European Commission (“EC”) to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on the appropriate safeguards, data exporters, with the assistance of the data importers, are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the safeguards in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EEA to the UK, based on the EC’s adequacy decision of June 28, 2021 and subsequent renewals, personal data may continue to flow freely from the EEA to the UK on the basis that the UK is deemed to provide an adequate level of data protection until December 27, 2031. The adequacy decisions will automatically expire unless renewed.
With respect to transfers from the UK to other countries, these transfers are also subject to specific transfer rules under the UK regime. These UK international transfer rules broadly mirror the EU GDPR rules.
On February 2, 2022, the UK Secretary of State laid before the UK Parliament the international data transfer agreement (“IDTA”) and the international data transfer addendum to the EC’s standard contractual clauses for international data transfers (“UK Addendum”) and a document setting out transitional provisions. The IDTA and UK Addendum came into force on March 21, 2022 and are the primary UK-approved mechanisms for putting in place appropriate safeguards for UK restricted transfers, subject to transitional arrangements for legacy SCCs. Regarding transfers from the UK to the EEA, the UK Information Commissioner’s Office (“ICO”) guidance indicates that organizations do not need new arrangements. With regard to the transfer of personal data from the UK to the United States, the UK government has adopted an adequacy decision for the UK Extension to the EU-US Data Privacy Framework, the UK-US Data Bridge, which came into force on October 12, 2023. The UK-US Data Bridge recognizes the United States as offering an adequate level of data protection where the recipient is a U.S. organization certified to the EU-US Data Privacy Framework and participating in the UK Extension to the EU-US Data Privacy Framework.

Failure to comply with the requirements of the GDPR or UK GDPR and the related national data protection laws of the EEA countries may result in significant monetary fines for noncompliance of up to €20 million or £17.5 million (as applicable), 4% of the total worldwide annual turnover (for higher-tier infringements). This is enforced by ICO and is entirely separate from fines under the EU GDPR. In addition, violations of national laws can trigger additional administrative penalties, investigations, corrective orders, temporary or definitive bans, and, in some jurisdictions, a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed.
Data protection authorities from the different EEA countries may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EEA.
Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (“CTR”), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.
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
Under the CTR, a sponsor is able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal (the “Clinical Trials Information System” or “CTIS”). One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned EU Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned EU Member States. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU database, including a layperson’s summary. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single-entry point for submission of clinical trial-related information and data. As of January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive need to comply with the CTR and have to be transitioned to CTIS.
Under the CTR, national laws, regulations, and the applicable GCP and GLP standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the National Competent Authority and to the Ethics Committees of the EU member state where they occur.
During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.
Drug Marketing Authorization
In the EEA, after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining an MA. To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

To be used or sold in the UK, a drug must have an effective MA granted by the Medicines and Healthcare Products Regulatory Agency (“MHRA”) under the Human Medicines Regulations 2012 (SI 2012/1916), as amended. MA applications are submitted electronically via the MHRA Submissions Portal. Under the MHRA’s national assessment procedure, the MHRA generally aims to reach a decision within 210 “clock-on” days, excluding any “clock-stops” while the applicant prepares responses to MHRA questions.
On August 30, 2023, the MHRA published detailed guidance on its recently announced new International Recognition Procedure (“IRP”) for MAAs. The IRP applies since January 1, 2024, and replaces existing EU reliance procedures to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows medicinal products approved in other jurisdictions that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK.
Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.
Centralized Authorization Procedure
The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy or tissue-engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of an MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for an MA through the centralized procedure.
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation.
Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.
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
For the UK, the period of three years during which the drug has not been marketed in Great Britain will be restarted from the date of conversion to a Great Britain MA. Following Windsor Framework changes, which became effective January 1, 2025, European Commission Union authorizations are no longer valid in Northern Ireland and centrally authorized products are instead authorized by the MHRA under UK-wide marketing authorizations; existing licenses for product licensed by the MHRA that covers Great Britain only become geographically valid UK-wide while retaining their license number/prefix.
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

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted, and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).
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
On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation and negotiations are still ongoing. The timing for finalization of these negotiations and entry into force are unclear. The current drafts envisage:
•a shortening of the periods of data exclusivity from eight years to six years (with transferrable vouchers for an additional year of market protection as an incentive for the development of new antibiotics);
• earlier regulatory guidance and extension of market exclusivity for orphan medicines (depending on certain conditions);
•four-year data exclusivity for additional indications of existing products, and;
•rules governing the availability of products (including shortage prevention plans and some supply obligations for manufacturers).
Orphan Designation and Exclusivity
The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. The EMA grants orphan drug designation if the medicinal product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the EU (prevalence criterion). In addition, Orphan Drug Designation can be granted if, for economic reasons, the medicinal product would be unlikely to be developed without incentives and if there is no other satisfactory method approved in the EU of diagnosing, preventing, or treating the condition, or if such a method exists, the proposed medicinal product is a significant benefit to patients affected by the condition. An application for orphan drug designation (which is not an MA, as not all orphan-designated medicines reach the authorization application stage) must be submitted first before an application for MA of the medicinal product is submitted. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted, and sponsors must submit an annual report to EMA summarizing the status of development of the medicine. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Designated orphan medicines are eligible for conditional MA.
The EMA’s Committee for Orphan Medicinal Products (“COMP”) reassesses the orphan drug designation of a product in parallel with the review for an MA; for a product to benefit from market exclusivity it must maintain its orphan drug designation at the time of MA review by the EMA and approval by the EC. Additionally, any MA granted for an orphan medicinal product must only cover the therapeutic indication(s) that are covered by the orphan drug designation. We have received orphan drug designation from the EMA’s Committee for NGN-401 for the treatment of Rett syndrome. Upon the grant of an MA, orphan drug designation provides up to ten years of market exclusivity in the orphan indication.

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
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, i.e., the condition prevalence or financial returns criteria under Article 3 of Regulation (EC) No. 141/2000 on orphan medicinal products. When the period of orphan market exclusivity for an indication ends, the orphan drug designation for that indication expires as well. Orphan exclusivity runs in parallel with normal rules on data exclusivity and market protection. Additionally, an MA may be granted to a similar medicinal product (orphan or not) for the same or overlapping indication subject to certain requirements.
In the UK, following the post-Brexit transition period, a system for incentivizing the development of orphan medicines was introduced. Overall, the requirements for orphan designation largely replicate the requirements in the EU and the benefit of market exclusivity has been retained. Products with an orphan designation in the EU can be considered for an orphan MA in Great Britain and, marketing authorizations granted for products that fulfil UK orphan criteria are valid UK-wide regardless of whether there is an EU orphan designation. The MHRA will review applications for orphan designation at the time of an MA, and will offer incentives, such as market exclusivity and full or partial refunds for MA fees to encourage the development of medicines in rare diseases. Separately, the MHRA has stated that it is considering updating its licensing framework for orphan medicines, with a draft framework expected by spring 2026.
Pediatric Development
In the EU, companies developing a new medicinal product are obligated to study their product in children and must therefore submit a Pediatric Investigation Plan (“PIP”) together with a request for agreement to the EMA. The EMA issues a decision on the PIP based on an opinion of the EMA’s Pediatric Committee (“PDCO”). Companies must conduct pediatric clinical trials in accordance with the PIP approved by the EMA, unless a deferral (e.g., until enough information to demonstrate its effectiveness and safety in adults is available) or waiver (e.g., because the relevant disease or condition occurs only in adults) has been granted by the EMA. The MAA for the medicinal product must include the results of all pediatric clinical trials performed and details of all information collected in compliance with the approved PIP, unless a waiver or a deferral has been granted, in which case the pediatric clinical trials may be completed at a later date. Medicinal products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the approved PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval), or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the approved PIP are developed and submitted. An approved PIP is also required when an MA holder wants to add a new indication, medicinal form or route of administration for a medicine that is already authorized and covered by intellectual property rights.
In the UK, the MHRA has published guidance on the procedures for UK PIPs which, where possible, mirror the submission format and requirements of the EU system. From January 1, 2025, EU pediatric requirements are addressed via Windsor Framework categorization: for Category 2 products, both UK and EU pediatric requirements apply, and an EU-agreed PIP must also be in place (unless waived).

PRIME Designation
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, once a candidate medicine has been selected for the PRIME scheme, a dedicated contact point and rapporteur from the CHMP or from EMA’s Committee for Advanced Therapies (“CAT”) are appointed facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting with the CHMP/CAT rapporteur initiates these relationships and includes a team of multidisciplinary experts to provide guidance on the overall development plan and regulatory strategy. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval. We received PRIME designation for NGN-401 in March 2025.
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
These pharmacovigilance rules can impose on holders of MAs the obligation to conduct a labor intensive collection of data regarding the risks and benefits of marketed medicinal products and to engage in ongoing assessments of those risks and benefits, including the possible requirement to conduct additional clinical studies or post-authorization safety studies to obtain further information on a medicine’s safety, or to measure the effectiveness of risk-management measures, which may be time consuming and expensive and could impact our profitability. MA holders must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of Periodic Safety Update Reports (“PSURs”) in relation to medicinal products for which they hold MAs. The EMA reviews PSURs for medicinal products authorized through the centralized procedure. If the EMA has concerns that the risk benefit profile of a product has varied, it can adopt an opinion advising that the existing MA for the product be suspended, withdrawn or varied. The agency can advise that the MA holder be obliged to conduct post-authorization Phase IV safety studies. If the EC agrees with the opinion, it can adopt a decision varying the existing MA. Failure by the MA holder to fulfill the obligations for which the EC’s decision provides can undermine the ongoing validity of the MA.
More generally, non-compliance with pharmacovigilance obligations can lead to the variation, suspension or withdrawal of the MA for the product or imposition of financial penalties or other enforcement measures.

The manufacturing process for pharmaceutical products in the EU is highly regulated and regulators may shut down manufacturing facilities that they believe do not comply with regulations. Manufacturing requires a manufacturing authorization, and the manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC (repealed by Directive 2017/1572 on January 31, 2022), Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice (“GMP”). These requirements include compliance with EU GMP standards when manufacturing pharmaceutical products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU. Amendments or replacements of at least Directive 2001/83/EC and Regulation (EC) No 726/2004 are part of the reform proposal for European pharmaceutical legislation. Similarly, the distribution of pharmaceutical products into and within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. The manufacturer or importer must have a Qualified Person who is responsible for certifying that each batch of product has been manufactured in accordance with GMP, before releasing the product for commercial distribution in the EU or for use in a clinical trial. Manufacturing facilities are subject to periodic inspections by the competent authorities for compliance with GMP.
On October 27, 2025, the Council of the European Union approved a framework for compulsory licensing of crisis-relevant products (including medicinal products) in crisis situations. While the proposal focuses on voluntary agreements with intellectual property rights holders, it includes rules on compulsory licensing as a measure of last resort upon activation/declaration of a crisis or emergency mode. The European Parliament has not yet voted on the proposal.
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
These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on its promotional activities with healthcare professionals. EU regulation with regards to dispensing, sale and purchase of medicines has generally been preserved in the UK following Brexit, through the Human Medicines Regulations. However, organizations wishing to sell medicines online need to register with the MHRA. Following Brexit, the requirements to display the common logo no longer apply to UK-based online sellers, except for those established in Northern Ireland.
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
Additional Regulation
In addition to the foregoing, local, state and federal laws, including in the United States, regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous or biohazardous substances, we could be liable for damages, environmental remediation, and/or governmental fines. We believe that we are in material compliance with applicable environmental laws and occupational health and safety laws that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.
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
•NGN-401 is in clinical development and our other programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•We may be required to allocate resources to fulfilling the requirements of the CVR Agreement, dated December 18, 2023, by and between us and the Rights Agent (the “CVR Agreement”) entered into in connection with the Reverse Merger (as defined below) related to certain legacy lease obligations which may take away from our core programs and create a distraction for our management and employees.
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
We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2018, we have incurred significant operating losses and have used substantially all of our resources to conduct research and development activities, preclinical studies, Phase 1/2 clinical trials of our most advanced product candidates as well as a Phase 3 pivotal trial for NGN-401, establish in-house manufacturing capabilities, including analytical and process development operations to support ongoing manufacturing operations, manufacture product candidates, conduct business planning, develop and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin on time, meet our anticipated timelines for enrollment and data analysis, or be completed on time, if at all. In addition, while we have completed enrollment in the Phase 1/2 clinical trial of NGN-401 in patients with Rett syndrome, initiated dosing in our EmboldenTM registrational trial for NGN-401 and completed enrollment in a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, we have not yet demonstrated our ability to successfully complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a limited focus on early research and development and small clinical trials to a company that can also support commercial activities, including the manufacture of commercial scale product. We may not be successful in such a transition.
We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate clinical trials, product development programs or future commercialization efforts.
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through December 31, 2025 of $352.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our Embolden registrational clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.
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
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations through the first quarter of 2028. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•the timing and progress of preclinical and clinical development activities, including any impact to our NGN-401 clinical trial activities relating to our participation in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) program and the RMAT and Breakthrough Therapy designations for NGN-401;
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

We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, as of December 31, 2025, we have sold $31.0 million in shares of common stock, resulting in proceeds of $30.1 million after deducting sales commissions and other offering expenses. We may in the future, from time to time, offer and sell through Leerink up to an additional $119.0 million of the common stock registered under the shelf registration statement, pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including volatility in interest rates, escalating trade tensions and restrictions, tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $90.4 million for the year ended December 31, 2025 and our cumulative net loss from inception as of December 31, 2025 was $352.6 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
The success of NGN-401 will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator we may work with. Accordingly, we cannot guarantee that we will ever be able to generate revenue through the sale of this product candidate, even if approved. If we are not successful in commercializing NGN-401, or are significantly delayed in doing so, our business will be materially harmed.

We face competition from entities that have developed or may develop programs for the diseases we plan to address with NGN-401 and other product candidates in development.
The development and commercialization of biological products is highly competitive. If approved, NGN-401 or any other product candidates we may develop will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. New and emerging technologies for treatment of genetic diseases may create additional competitive pressures in our industry. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, NGN-401 and any other product candidates we may develop.
As described in “Business—Competition” in this Annual Report, our competitors have developed, are developing or may develop programs or clinical stage products competitive with NGN-401 or our other earlier stage product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community for Rett syndrome and any new treatments for Rett syndrome. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy or potency, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective or potent, have a more attractive or less invasive dosing profile or presentation or are less expensive than any products we may develop, or if competitors develop competing products that enter the market more quickly than we are able to, if we are able to at all, and are able to gain market acceptance.
NGN-401 is in clinical development and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and while we have completed enrollment in our Phase 1/2 clinical trial of NGN-401 and initiated dosing in our Embolden registrational trial, NGN-401 is still in the clinical development stage. In addition, we have disclosed that unless we are able to find an alternative pathway for advancement, we will need to discontinue our NGN-101 program following the denial of RMAT designation for NGN-101 by the FDA, which would preclude a streamlined path to regulatory approval.
Our other programs are in early stages of preclinical development, and we expect to expend the majority of our resources on our Rett program for the near future, which may delay the development plans for our pipeline. As a result, we expect it will be several years before we commercialize our product candidates and ultimately may not be successful in commercializing any of our product candidates. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our lead product candidate NGN-401 or other product candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any product candidates we may develop.
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
•clinical trials of any product candidates may fail to show safety, efficacy or potency, or may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
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

If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, in November 2024, following a severe adverse event (“SAE”) that resulted in a fatality in the 3E15 vg dose of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome, we elected to initially pause further use of the 3E15 vg dose and subsequently made the determination to remove that dose and also paused enrollment until such time as we could update our trial protocol to remove the 3E15vg dose and add additional safety monitoring protocols, which we subsequently did.
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
In November 2024, a participant who had been recently dosed at the 3E15 vg dose of NGN-401 in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome experienced an SAE consistent with known risks of AAV gene therapy and ultimately died from this complication. While this reaction was very rare, we cannot ensure that other SAEs related to the use of AAV9 will not occur, or that we will not experience delays or other negative impacts to our clinical trial related to this or other AAV-related SAEs. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS may also limit the potential efficacy or potency of any of our product candidates, including NGN-401.

Participants in our clinical trials may experience undesirable side effects, which could cause delays or prevent regulatory approval of our product candidates, limit the commercial potential or create significant negative consequences to our development plans, even if such side effects are ultimately determined not to be attributable or possibly attributable to our product candidates.
Our primary product candidates, including NGN-401 for the treatment of Rett syndrome, are AAV-based gene therapies. AAV-based gene therapies in development or approved for use carry a risk of certain adverse side effects, known and unknown, including the potential for inflammatory events such as heightened innate or adaptive immune reactions in response to the presence of the AAV vector, including the development of a T-cell and/or B-cell immune response, complement system activation, thrombotic microangiopathy, thrombocytopenia, toxicity due to damage of the dorsal root ganglia, loss of nerve conductivity with or without the diminishment or loss of reflexes and sensory symptoms, increased liver enzymes and liver toxicity, organ damage to kidneys or the heart, vector integration that may result in cancerous cell development, or in rare cases, death. In addition, some participants in our AAV-based gene therapy clinical trials may have pre-existing conditions, such as diminished lean muscle mass, impaired function of biological systems or vital organs, or recent viral infections, or complications relating to their genetic makeup, and, as such, those participants may present a different risk profile and may have an increased potential for serious adverse events such as a heightened immune response, the re-activation of a viral infection due to immunosuppression measures that are taken in conjunction with administration of AAV-based gene therapy, or a diminished capacity to withstand treatment-related side effects that might be mild if they were to present in another participant. Because of the novel nature of gene therapy in general and specifically AAV-based gene therapy, not all side effects may have been discovered, and we may not be able to identify all of the increased risk factors for our participants, and additional unexpected serious adverse events may occur as a result. In addition, due to components of our product candidates used to carry the genetic materials, it is possible that some participants could develop delayed side effects from treatment. There can also be significant variability in how patients respond to gene therapy, especially in a mosaic disease presentation like Rett syndrome in females where some of the cells carry a correct copy of the DNA sequence for the impacted gene while other cells have a mutated variant. As a result, some patients may not respond as well to gene therapy as others.
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
We have invested in early stage research and development with the goal of identifying and developing additional product candidates as well as investments in research into new technologies to potentially augment our pipeline. Our future success may depend in part on the successful development of novel therapeutic approaches, including new therapies that may be able to use our EXACT technology or other transgene regulation technology. However, while our preclinical research and clinical trials may initially show promise in identifying potential product candidates, they may ultimately fail to yield product candidates for a number of reasons. For example, although EXACT is designed to deliver therapeutic levels of transgene while avoiding overexpression toxicity and off-target effects, there can be no assurance that any EXACT transgene regulation will result in product candidates that are shown in clinical trials to be safe, pure, and effective or potent.
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

As a result, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our approach to gene therapy will result in the identification, development, and regulatory approval of any product candidates, or that other gene therapy programs will not be considered better or more attractive. There can be no assurance that any development problems we experience in the future related to our current gene therapy approaches or product candidates or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Research programs to identify new product candidates require substantial technical, financial, and human resources. If we are unable to identify suitable gene therapy product candidates for preclinical and clinical development in a cost effective manner, we may not be able to successfully implement this portion of our business strategy, and may have to delay, reduce the scope of, suspend or eliminate one or more of our current or future product candidates, clinical trials or future commercialization efforts, which would negatively impact our financial condition.
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
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our clinical trial of NGN-401 involves a small patient population. Because of the small sample sizes, the expansion of our clinical trial to an adolescent/adult cohort and the heterogeneity of the disease state, the results of this trial may not be indicative of results of future clinical trials. In particular, while we have expanded the clinical trial of NGN-401 to include adolescent and adult patients in both our Phase 1/2 trial and our Embolden registrational trial, our interim data releases to date have focused solely on pediatric participants in those trials, and we cannot be sure that the results that we have reported in our pediatric population of that trial will be representative of our adolescent or adult participants.
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
Furthermore, failure can occur at any time during the preclinical study or clinical trial process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, especially as our initial clinical trials do not contain a control arm. In addition, we have designed our initial clinical trials with relatively small cohorts before expanding in size and dosing in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from dose escalating or subsequently expanding into larger trial cohorts. For example, in November 2024, following an SAE at the 3E15 vg dose in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome that resulted in a fatality, we elected to revise our trial protocol before resuming dosing and remove the 3E15 vg dose from the trial protocol with no plans to enroll any further participants at the that dose.
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
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We believe NGN-401 has been generally well-tolerated at the 1E15 vg dose; however, we have not yet completed this clinical trial and the benefit-risk assessments of our product candidates remains ongoing. In November 2024, a participant who had recently received the 3E15 vg dose of NGN-401 experienced an SAE consistent with the known risks of AAV gene therapy and subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. Participants at the 1E15 vg dose have also experienced adverse events, and may experience adverse events in the future. If additional SAEs or other adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to delay enrollment or abandon one or more cohorts of a trial or delay or abandon the trials or our development efforts of one or more product candidates altogether, including NGN-401. We, the FDA, MHRA, or other applicable regulatory authorities, or an IRB, may require suspension of any clinical trials of NGN-401 or any other product candidates at any time for various reasons, including a finding that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. In addition, as gene replacement has a potentially life-long activity, with no ability to withdraw the product as with other treatment modalities, this profile could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with NGN-401 or any other product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from NGN-401 or any other product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance NGN-401 or any other product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of follow up to such product candidates. As a result, we cannot be assured that adverse effects of NGN-401 or any other product candidates will not be uncovered when a significantly larger number of patients are exposed to such product candidate after approval, or a significantly longer follow up post-dosing is obtained as part of regulators’ recommendations for long-term follow up of clinical study subjects treated with gene therapy. For example, product candidates tested in clinical-stage gene therapy trials by commercial stage companies have later been involved in well-publicized adverse events after approval and commercialization, including death, and/or have failed to demonstrate the expected efficacy. Lack of efficacy or the occurrence of serious adverse events, even if such adverse events are not ultimately attributable to the relevant product candidate, may result in increased government regulation, unfavorable public perception of gene therapies, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period. For example, another company pursuing gene therapy in a clinical trial for a different rare disease recently reported the discovery of cancer believed to have been caused by vector integration several years after an AAV-based gene therapy treatment was received by that patient, although causality has yet to be fully established. While we believe such subsequent adverse events to be rare, because gene therapy is relatively new, there may be other potential risks of gene therapy that may emerge in the years following treatment of which we are not yet aware. Safety issues in other AAV-based gene therapy programs could result in increased regulatory scrutiny, new guidance, clinical holds on our trials, protocol amendments, or delays affecting our programs even if our trials have not experienced similar events.
We have expended substantial efforts and costs testing our EXACT technology in preclinical studies of NGN-401, including completing toxicology studies prior to the FDA providing clearance of the IND for NGN-401 and have not seen any adverse effects that we believe are attributable to EXACT in our Phase 1/2 trial of NGN-401 as of our most recent data cut off date of October 30, 2025. However, we cannot guarantee that significant adverse effects will not be seen in the future in clinical trials for NGN-401, which could result in clinical holds, delays, suspension or withdrawal of our IND. If any of the foregoing events occur or if NGN-401, NGN-101 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and granted Breakthrough Therapy and RMAT designations, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have completed enrollment in both our Phase 1/2 trial of NGN-101 for the treatment of CLN5 Batten disease and our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome and have commenced dosing in our Embolden registrational trial for NGN-401 in the United States; however, we have not yet completed a Phase 1/2 clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We expect to engage with foreign regulators to determine the requirements to support initiation of a pivotal clinical trial in foreign countries; however, those regulatory authorities may have different requirements for approval, including different requirements for clinical trial designs, and may recommend or require changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program to be considered for approval. Regulatory authorities could also require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease, which we do not plan to move forward with due to a lack of alignment with the FDA on a streamlined pathway to registration. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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

Delays in developing our manufacturing capabilities or failure to achieve operating efficiencies from such capabilities may require us to devote additional resources and management time to manufacturing operations for future product candidates and may delay our product development timelines.
We have a GMP manufacturing facility located in Houston, Texas that includes process, analytical and bioanalytical development labs with experienced teams. NGN-401 was manufactured at our Houston facility and clinical-grade product was used for dosing in the Phase 1/2 clinical trial of NGN-401 and is being used for dosing in the Embolden trial. While we have adequate material for our NGN-401 clinical trial program, we expect to conduct manufacturing campaigns in the future to generate supply of other product candidates for our preclinical studies for our discovery programs, and we may not be able to satisfy such supply through production at our own facility and may need to outsource some or all of our production work.
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
To date, we have manufactured NGN-401 in quantities and quality adequate for preclinical, toxicology and clinical studies. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture future product candidates in additional cGMP campaigns which may also requires us to manufacture using larger batch sizes. We may not be able to successfully manufacture sufficient quantity, including any necessary increases in manufacturing capacity, for any of our future product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies and/or analytical comparability studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities. If we are unable to successfully manufacture any of our future product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
Further, under the MCA, the University of Edinburgh is primarily responsible for prosecuting and maintaining our licensed intellectual property, and it may fail to properly prosecute, maintain or defend such intellectual property. In such event, if we are unable to otherwise maintain or defend such intellectual property, we could face the potential invalidation of the intellectual property or be subjected to litigation or arbitration, any of which would be time-consuming and expensive. To enforce the licensed intellectual property rights under the MCA, we will need to coordinate with the University of Edinburgh, which could slow down or hamper our ability to enforce our licensed intellectual property rights. If this happens, we could face increased competition that could materially and adversely affect our business. For a further description of the MCA, see Part II, Item 7 of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License and Collaboration Agreements.”

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
We have engaged CROs or other third parties to conduct preclinical and IND enabling studies and our clinical trials, including our Phase 1/2 clinical trial and our Embolden registrational trial of NGN-401. We currently use CDMOs to provide certain research-grade materials and may in the future use CDMOs for future clinical trials for other product candidates.
We expect to continue to rely on third parties, including CROs, medical institutions and clinical investigators, to conduct those clinical trials, and to rely on CDMOs for some of our research activities and potentially for clinical trials in the future. Any of these third parties may terminate their engagements with us, some in the event of an uncured material breach and some at any time for convenience. If any of our relationships with these third parties terminate, we may not be able to timely enter into arrangements with alternative third parties or do so on commercially reasonable terms, if at all. For example, switching or adding CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with CROs and with all of our other third party providers, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business and financial condition.
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
Further, while our reliance on these third parties for research and development activities will reduce our control over these activities, we will not be relieved of our responsibilities for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If we or any of our CROs or other third parties, including trial sites, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, MHRA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP conditions. Our failure to comply with these regulations, or the failure of any CDMO that we may use in the future for clinical trials to so comply, may require us to repeat clinical trials, which would delay the regulatory approval process.

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
Our operations and financial condition also may be negatively impacted as a result of delays or increased costs arising from trade restrictions, tariffs or other extraordinary taxes, and other foreign regulatory requirements affecting our collaborators. We currently rely to some degree on foreign CROs, and may need to rely on foreign CROs and CDMOs in the future. We or the foreign CROs or CDMOs we may work with may be subject to U.S. legislation, including the BIOSECURE Act and related implementation timelines, sanctions, trade restrictions, increased taxes or tariffs and other foreign regulatory requirements which could increase the cost or reduce the supply of certain materials we use, delay the procurement or supply of such material or disrupt our supply chain for certain raw materials or medical devices necessary for our clinical trial. For example, following the significant tariffs imposed by the United States federal government in 2025, continued and expanding restrictions on goods, including biologically derived substances, manufactured or imported from China, have restricted companies’ ability to work with certain Chinese biotechnology companies or other foreign counterparties. To the extent these or future tariffs are applicable to the material we may import from China and other countries or if we are not able to secure supply of our product candidates as a result of applicable legislation, our business and financial condition could be adversely affected.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Founder and Chief Executive Officer, President and Chief Financial Officer, Chief Medical Officer, Chief Scientific Officer and Senior Vice President of Technical Operations, as well as other key members of our leadership team. Our executive officers and other key personnel may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. Failure to attracting and retaining qualified personnel could materially and adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources on our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize NGN-401 or other product candidates in foreign markets for which we may rely on collaborations with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. In September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions (the “Pharmaceutical Tariffs”). If the Pharmaceutical Tariffs are implemented, we may face increased costs and administrative burdens. While certain jurisdictions such as the European Union, Japan, and the United Kingdom have secured exemptions or capped rates (typically 15% or lower) through bilateral agreements, other key manufacturing hubs—including China and India— may be subject to higher duties unless specific domestic manufacturing or pricing criteria are met. These tariffs may apply to many active pharmaceutical ingredients and bulk drug products, including those intended for clinical use, which could increase the costs of materials for our clinical trials. The U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place.
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

Our systems, or those of any of our CROs, CDMOs, manufacturers, other contractors, third party service providers or consultants or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.
Despite the implementation of security measures in an effort to protect systems that store our information, given the size and complexity of such systems and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, CDMOs, other contractors (including sites performing our clinical trials), third-party service providers and supply chain companies, consultants and other partners, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data. From time to time, we are subject to business email compromise attack attempts. In August 2023, we discovered a business email compromise attack that resulted in the misappropriation of approximately $0.9 million. While we have implemented remedial measures in response to this incident and recovered $0.8 million of those losses through insurance claims, we cannot guarantee that such measures will prevent additional related, as well as unrelated incidents, or that we will be able to defend against or successfully remediate any such attacks that may occur in the future. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.
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
We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which are changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. For example, the BIOSECURE Act, enacted in December 2025, restricts the ability of federal agencies and their contractors to work with designated “biotechnology companies of concern.” The implementation of this Act, including the forthcoming publication of a comprehensive list of restricted entities by the Office of Management and Budget, may require us to terminate or transition existing relationships with certain third-party service providers, which could disrupt our data processing capabilities or clinical trial operations. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations continue to change and expand as our business grows, particularly with the proliferation of state-level comprehensive privacy laws in the U.S. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, subject us to injunctive restrictions on data processing, adversely impact our ability to appropriately manage third parties with whom we work and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See “Business—Government Regulation—Data Privacy and Security” and “—Other Regulatory Matters” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $372.2 million and $43.5 million, respectively. The federal NOLs will not be subject to expiration and can be carried forward indefinitely; however, they are limited to a deduction to 80% of annual taxable income. The state NOLs begin to expire in 2029. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards are suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our NOL carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of more than 50% (as measured by value) among a stockholder or one or more groups of stockholders who own at least 5% of our stock within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of a public offering, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.
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
For example, the United States enacted the Inflation Reduction Act of 2022 (the “IRA”), which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes a provision restoring the immediate deductibility of domestic research and development expenditures. While we do not expect any material impact of this change to our tax provision for existing research and development costs, as we are electing to continue to amortize our capitalized research and development expenses prior to 2025 using the same accounting treatment previously used as allowed under the OBBBA, future research and development expenses will be treated as immediately deductible. However, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Any such changes, or other similar changes, may adversely affect our effective tax rate, results of operation and financial condition.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of December 31, 2025, we license 30 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of December 31, 2025, our licensed intellectual property only includes four issued patents, all of which are related to our NGN-101 program which we are no longer actively pursuing. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. While our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and received Breakthrough Therapy and RMAT designations from the FDA, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, participation in these programs is not a guarantee that our approval process with the FDA will be faster or that we will ultimately achieve approval of NGN-401 as an accepted therapy for Rett syndrome. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. In addition, we may determine that the resources required to complete the regulatory approval process are in excess of what we are able or willing to expend on a particular program. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 gene therapy program for CLN5 Batten disease. Given the rarity of the disease, continued investment in the program was predicated on an alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We are currently evaluating options for the program.
Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including our most advanced product candidate, NGN-401, we must demonstrate through lengthy, complex and expensive preclinical and clinical trials that such product candidates are safe, pure and effective or potent for each targeted indication. Foreign regulators may have different requirements for clinical trial design that could increase our costs for developing our product candidates for use in other markets, or may limit our ability to seek approval in those markets.

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
If we were to obtain approval, regulatory authorities may approve any such product candidate for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for a product candidate, we will not be able to commercialize, or will be delayed in commercializing, such product candidate and our ability to generate revenue may be materially impaired. In addition, the FDA and foreign regulatory authorities may undergo leadership change, change their policies, issue additional regulations or revise existing regulations, or take other actions including significant reorganization within the agency which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.
Since the start of President Trump’s administration in 2025 (the “Trump Administration”), U.S. policy changes have been implemented at a rapid pace and additional change is likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the Trump Administration or other parts of the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the proposed rare disease evidence principles program to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. To the extent our competitors are selected for this new voucher pilot program, or are otherwise able to participate in any of these initiatives intended to accelerate drug development and application review, and obtain faster approval than us, our competitive position may be harmed.

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
The FDA has recently required additional and in some cases more stringent clinical trial designs and clinical trial data for gene therapy product candidates, even where companies believed they had previously established alignment with the FDA on their trial designs. If the FDA were to change its position regarding elements of our clinical trial design or the clinical data required to support approval of our product candidates, we may face additional expenses or challenges in gaining approval of such products.
From time to time, the FDA may provide written feedback on clinical trial design elements, including for instance an indication that it would be willing to consider a regulatory pathway based on limited clinical data, such as data from an early stage or single pivotal study, or based on data using historical or other controls. However, even if it has provided this guidance in writing, the FDA retains broad discretion to revise or withdraw such guidance with respect to any design elements of our clinical development plan at any time. Even if the FDA initially agrees that a particular data set or development plan could support a marketing application, the agency could later determine that additional or more comprehensive clinical evidence is required. Recently, the FDA has required certain gene therapy companies who are seeking BLA approval for product candidates to produce additional data with more stringent requirements than were included in the initial clinical trial design, including in some instances data that may require that company to conduct additional clinical trials. While we have recently achieved concordance with the FDA on our clinical trial designs for our Phase 3 Embolden trial of NGN-401, the continued disruptions and changes in leadership at the FDA create ongoing uncertainty about what evidentiary standards may be applied in the future, If we were to experience a change in the FDA’s position related to our trial design, especially with respect to our Embolden clinical trial, we expect such a change could delay or prevent approval, increase our development costs, and adversely affect our ability to commercialize our product candidates.
Disruptions at the FDA and other governmental agencies and regulatory authorities could negatively affect the review of our regulatory submissions or impact our ability to access the public markets, which could negatively impact our business.
The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels, their ability to accept user fees, or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal government employees since the start of the Trump Administration in January 2025, the full impact of which remains unclear. Average review times at the agency have fluctuated as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies. For instance, the FDA recently announced the expected departure of the head of Center for Biologics Evaluation and Research (CBER) at the end of April 2026, which creates uncertainty regarding the future leadership of the division that oversees the development of gene therapy products. In addition, changes to U.S. federal government policy since January 2025 have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose additional leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business or changes to rules and policies impacting our operations. It is also unclear how executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits or limit federal agency personnel may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates and could result in delays in our clinical trial timelines. Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of CTAs or MAAs, which would adversely affect our business. A significant reduction in the FDA’s workforce or the FDA’s budget, or any future prolonged government shutdown, could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development, manufacturing or marketing of our most advanced product candidate, NGN-401, or other product candidates, if approved, which could have a material adverse effect on our business.
In October and November 2025, the U.S. federal government endured the longest government shutdown in U.S. history due to the failure of Congress to pass an appropriations budget for fiscal year 2026, and a subsequent partial government shutdown ensued in January and February of 2026. There can be no assurance that there will not be similar shutdowns of the federal government in the future. While there were some exemptions from these shutdowns with respect to certain aspects of the work carried out by the FDA, including essential safety oversight and ongoing reviews of certain existing applications where there was carryover funding, other work of the FDA during that time, such as acceptance of new applications, was suspended and the FDA workforce was reduced. These and similar events may impact the functioning of the FDA, including but not limited subsequent government shutdowns or global health concerns, and could prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
We conducted parts of our Phase 1/2 clinical trials for NGN-101 and NGN-401 outside of the United States, and may in the future conduct additional clinical trials for our products at sites outside of the United States, including in Australia, the UK, Europe or other foreign jurisdictions. For example, we enrolled patients in our Phase 1/2 clinical trials for NGN-401 in the United States, the UK and Australia. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any similar foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any similar foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction. Even if the FDA accepts such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. In addition, the U.S. Congress recently enacted legislation that limits the ability of recipients of federal funding to work with certain designated biotech companies from China and other nations. The implications of this legislation for the pharmaceutical industry depend in part on a federal agency review process whose scope and effect are as yet unclear.
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
For example, the ACA substantially changed the way healthcare is financed by both the government and private insurers, with significant impacts to the U.S. pharmaceutical industry. There have been judicial, congressional and executive branch challenges to certain aspects of the ACA, including efforts to repeal or replace certain aspects of the ACA. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, an executive order issued on May 12, 2025 directs the Department of Health and Human Services (“HHS”) to implement a “Most Favored Nation” drug pricing policy, and the recently-enacted One Big Beautiful Bill Act imposes new restrictions on funding for government health care programs and on individual eligibility for coverage under those programs, which may lead to lower reimbursements for drugs covered by those programs. More recently, HHS has begun announcing new drug payment models to lower drug prices for government health care program beneficiaries, such as the GUARD and GENEROUS models announced by the agency in late 2025. These models would use the prices other countries pay for drugs as benchmarks for determining whether manufacturers are required to offer additional rebates. We cannot be sure whether additional legislation or rulemaking related to these developments will be issued or enacted, or what impact, if any, such changes will have on our business.
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

While we have received Fast Track designation and Breakthrough Therapy designation for NGN-401 for the treatment of Rett syndrome and NGN-401 has been accepted into the FDA’s START Pilot Program and RMAT program and has received PRIME designation from the EMA, such designations may not lead to a faster development or regulatory review or approval process.
In 2024, the FDA began accepting applications from sponsors for the START pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for rare disease. The pilot is designed to be milestone-driven (i.e. to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communication with the FDA. The START pilot program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with the FDA review staff. These enhanced communications will include at a minimum an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and to discuss specific issues for which a sponsor requests enhanced communications with the FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor information on how best to facilitate more efficient development of potentially life-saving therapies for rare diseases and help sponsors generate high-quality, actionable data to support future new drug or biologics license applications. In June 2024, we announced that our product candidate NGN-401 had been accepted into the FDA’s START Pilot Program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues. As part of the START program, in June 2025 we announced written agreement from the FDA on key aspects of the registrational trial design for Embolden, our registrational clinical trial designed to evaluate NGN-401 gene therapy in patients with Rett syndrome. Despite the registrational trial and even though our product candidate NGN-401 for Rett syndrome has been accepted into the START Pilot Program, this may not result in a faster approval process for NGN-401 as a product candidate.
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
The FDA may also designate a product candidate for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. We have received Fast Track designation in the United States for NGN-401 for the treatment of Rett syndrome and we may seek additional designations for one or more of our other product candidates that could expedite review and approval by the FDA.

In addition, the FDA may designate a product candidate for Breakthrough Therapy designation if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition has preliminary clinical evidence which indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of Breakthrough Therapy designation include eligibility for Priority Review, rolling submission of sections of the BLA and the FDA’s organizational commitment to help determine an efficient route to approval. In February 2026, the FDA granted Breakthrough Therapy designation to NGN-401 for the treatment of Rett syndrome following review of interim clinical data as of October 30, 2025. and we may seek Breakthrough Therapy designation for one or more of our other product candidates in the future.
Participation in the START Pilot Program, RMAT designation, Breakthrough Therapy designation and the designation of a product for Fast Track review are within the discretion of the FDA. In addition, the START Pilot Program is still relatively new, having been established in 2024, so there is little historical information on how that program is expected to be administered, and the stated intentions of the program may not be met, or the program may cease to have appropriate funding due to changes in the regulatory landscape. Moreover, neither participation in the START Pilot Program nor the receipt of either Fast Track designation, Breakthrough Therapy designation or RMAT designation for a product candidate is any guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. Neither participation in the START Pilot Program nor any of Fast Track designation, Breakthrough Therapy design or RMAT designation will assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for those programs, and we may not receive the benefits of those programs for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the Trump Administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the START program or any of the other designations granted to NGN-401, and progress development of our product candidates or obtain regulatory approval for our product candidates may be delayed.
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
We may seek certain additional designations for our product candidates, including Priority Review designations by the FDA, however, even if we receive such designations, there is no guarantee that they would lead to faster development or regulatory review timelines or increase the likelihood of marketing approval for such product candidate.
We may seek priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers a treatment for a serious condition, and if approved, would provide a significant improvement in safety or effectiveness where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
As with the Fast Track, RMAT and Breakthrough Therapy designations and selection for participation in the START Pilot Program, the Priority Review designation is within the discretion of the FDA. Even if we believe that one or more of our product candidates meets the criteria for this designations, the FDA may not agree and instead determine to not make such a designation. Even if one or more of our product candidates qualifies for this designations, the FDA may later decide that such product candidate no longer meets the conditions for that designation, and we may not receive the benefits of the designation for that product candidate. If a product candidate is awarded Priority Review designation by the FDA, it may not result in a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, and it does not assure ultimate marketing approval of such product candidate by the FDA.

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
In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same approved use or indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the needs of the orphan patient population for the same use or indication for which the already approved or licensed drug was approved or licensed. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. If a product candidate that received Rare Pediatric Disease designation is eligible to receive a voucher if it is approved before September 30, 2029. While we have obtained Rare Pediatric Disease designation for NGN-401 for the treatment of Rett syndrome, in order to obtain a priority review voucher, NGN-401 must be approved by September 30, 2029. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.
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
Our business could be adversely affected by economic volatility, inflation, fluctuations in interest rates, natural disasters, public health crises, political crises, geopolitical events or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced and may experience in the future extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, burdensome tariff regimes and retaliatory trade measures, trade and other international disputes, increases in inflation rates, fluctuating interest rates, slower growth or recession, tighter credit, volatility in financial markets, high unemployment, labor availability constraints, public health crises, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotechnology areas), government shutdowns, political and military conflict, and uncertainty about economic stability.
In September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions. If the Pharmaceutical Tariffs are implemented, we may face increased costs and administrative burdens. While the U.S. government has granted exemptions or lower reciprocal rates (often 15% or less) to certain trading partners—such as the United Kingdom, Argentina, and South Korea—and provided relief to companies entering into "Most Favored Nation" pricing agreements or committing to U.S. manufacturing, there is no guarantee that our specific product candidates or their components will qualify for such relief. These tariffs apply to many active pharmaceutical ingredients and bulk drug products, including those intended for clinical use, which has increased the costs of our clinical trials. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The ongoing shift toward bilateral "reciprocal" trade deals creates a fragmented global market that may increase our administrative and compliance costs. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East, including heightened tensions in the Persian Gulf in early 2026 which have escalated into a major military conflict throughout the region, and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
Geopolitical events and global economic conditions may also affect the ability of the FDA and other regulatory authorities to perform routine functions. For example, recent internal agency reorganizations and workforce reductions at the FDA and DOJ may impact inspection capacity, investigative timelines, and the pacing of marketing application reviews. If such concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. For example, escalating trade tensions, fluctuations in interest rates and regulatory uncertainty have caused significant market volatility in recent years, and particularly in the biotechnology and biopharmaceutical industries. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased stockholder activism or securities litigation if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition and cash flows. Class action securities litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.
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
Pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns we filed prior to the effective time of the Reverse Merger. While we have entered into agreements for the disposition of certain legacy assets of Neoleukin, we are still pursuing a resolution of the legacy lease obligations of Neoleukin and expect that we will need to allocate resources, including payment of certain up-front costs, and time from employees and management to complete the resolution of such obligations and to administer the provisions of the CVR Agreement (as defined below) and distribution of any payments to holders of the CVRs.
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
As part of our ongoing monitoring of internal control from time to time we have discovered deficiencies in our internal controls that have required remediation. In the past, these deficiencies have included a "material weakness," defined as a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. While management has determined in its assessment of our internal controls over financial reporting as of December 31, 2025 that we have no material weaknesses or significant deficiencies, there can be no assurance that we will not identify a significant deficiency or material weakness in the future, which could adversely affect the accuracy and timing of our financial reporting and our ability to maintain compliance with securities law requirements and applicable exchange listing requirements, which could negatively impact our stock price and give rise to potential investigations by Nasdaq, the SEC and other regulatory authorities.

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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of December 31, 2025, there are approximately 22,282,359 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. In August 2025, we entered into the Sales Agreement with Leerink, pursuant to which we have sold $31.0 million in shares of our common stock as of December 31, 2025 in “at the market” offerings. We may from time to time offer and sell through Leerink up to an additional $119.0 million of the common stock registered under the shelf registration statement pursuant to one or more additional “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
Item 1C. Cybersecurity
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

• Communication, Coordination and Disclosure: Cross-functional teams, including the board of directors, address cybersecurity threats, with timely management decisions on incident disclosure and reporting.
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
Item 2. Properties
We currently lease two properties for our principal offices: an approximately 42,000 square foot manufacturing facility in Houston, Texas, and an approximately 6,000 square foot office space in New York, New York. The Houston manufacturing facility is used for our in-house manufacturing, warehouse and cold storage functions, and the lease expires on August 31, 2029. The New York office space is our corporate headquarters. In November 2025, we extended the lease by an additional 19 months at a reduced cost per square foot, which now expires on January 31, 2028. In addition, we have established a hybrid work-from-home policy for many of our employees. We believe these spaces to be sufficient to meet our needs for the foreseeable future and that any additional space we may require will be available on commercially reasonable terms.
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
Holders of Record
As of March 18, 2026, there were approximately 11 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex devastating neurological diseases into treatable conditions. We are building a robust and differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. One approach we are taking harnesses our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), that utilizes microRNA-based genetic circuits that are designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.
Our first clinical-stage program, NGN-401, utilizes the EXACT platform and adeno-associated virus (“AAV”) delivery, and is in development for the treatment of Rett syndrome, a severe and progressive neurodevelopmental disease with substantial neurological and physical impairment and significant unmet need. Our ongoing registrational trial of NGN-401, EmboldenTM, is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in 20 females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. Embolden has enrolled 100% of participants, and more than 50% of participants have been dosed. We expect to complete dosing in the second quarter of 2026. We completed dosing in a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for Rett syndrome, with ten participants receiving the 1E15 vg dose. NGN-401 is delivered using a one-time intracerebroventricular (“ICV”) procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology. Clinical grade NGN-401 manufactured at our fully operational current good manufacturing practices (“cGMP”) facility in Houston, Texas was used for dosing in the Phase 1/2 clinical trial and is being used for the Embolden trial. We believe that our in-house manufacturing capabilities better enable control of product quality and development timelines, strategic pipeline and financial flexibility, and clinical-to-commercial continuity.
We received clearance of our Investigational New Drug (“IND”) application for NGN-401 by the U.S. Food and Drug Administration (“FDA”) in January 2023.

In November 2025, we announced updated positive interim clinical data from the Phase 1/2 NGN-401 trial in the pediatric cohort (ages 4-10) receiving the 1E15 vg dose (n=8 for efficacy data; n=10 for safety data, including pediatric and adolescent/adult participants) with a data cutoff date of October 30, 2025.
All pediatric participants, regardless of baseline disease severity, experienced functional gains, with an aggregate 35 developmental milestones gained across core clinical domains of Rett syndrome, including hand function/fine motor, language/communication and ambulation/gross motor. Participants with longer term follow-up continued to gain developmental milestones and those more recently dosed with six months of follow-up also demonstrated milestone gains. All developmental milestones and CGI‑I improvements reported as of November 2024 were durable as of the data cutoff date, with no changes observed.
As of October 30, 2025, four out of five participants with at least 12 months of follow-up met the responder definition of the primary endpoint planned for assessment at Month 12 in the Embolden trial. The three participants with six months of follow-up have also showed early clinical activity, consistent with previously dosed participants.
We also reported safety and tolerability data from the ten participants in the Phase 1/2 clinical trial who received the 1E15 vg dose of NGN-401 as of the data cutoff date of October 30, 2025. We believe that NGN-401 has been generally well-tolerated at the 1E15 vg dose, with no cases of hemophagocytic lymphohistiocytosis (“HLH”) in any participant at this dose. All treatment-related adverse events (“AEs”) have been Grade 1 (mild) or Grade 2 (moderate) in severity, and the majority are known potential risks of AAV and have resolved or are resolving. Participant 5 experienced two Grade 2 serious adverse events (“SAEs”) related to an abnormal nerve conduction finding - areflexia and related elective inpatient diagnostic testing. The nerve conduction finding has returned to the normal range. Unrelated to NGN-401, Participant 5 also experienced a leg fracture confounding her Month 12 gross motor assessment.
The Phase 1/2 trial previously included a cohort evaluating a 3E15 vg dose of NGN-401. In November 2024, the third participant receiving the 3E15 vg dose died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose. Hyperinflammatory syndromes can include HLH and multisystem inflammatory syndrome.
Based on research we conducted in 2025 related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose used in the Phase 1/2 trial and in the Embolden registrational trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose. Out of an abundance of caution, we incorporated enhanced monitoring into our Phase 1/2 and Embolden protocols for HLH markers, including ferritin, and a treatment algorithm that when administered early, has been used successfully to treat cases of HLH both in other AAV gene therapies and other known causes of HLH.
In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 EmboldenTM registrational trial design, and we confirmed these elements and the trial design in September 2025. Embolden is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in 20 females with Rett syndrome. The trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market.
The primary endpoint is a responder-based composite endpoint that will assess an improvement in the Clinical Global Impression–Improvement Scale (“CGI-I”) with Rett syndrome anchors and the gain of a developmental milestone, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. A response rate of 35% (or 7 out of 20 patients) is the minimum threshold for success to reject the null hypothesis in the Embolden trial.
Embolden has enrolled 100% of participants, and more than 50% of participants have been dosed. We expect to complete dosing in the second quarter of 2026. NGN-401 at the 1E15 vg dose has been generally well-tolerated in the Phase 1/2 trial and Embolden, with no cases of HLH as of March 23, 2026. We expect to present updated interim safety and efficacy data on the pediatric cohort and the adolescent/adult cohort from the Phase 1/2 trial in mid-2026.

We previously reached alignment with the FDA on our potency assay strategy and chemistry, manufacturing and control (“CMC”) planning for the program. We plan to initiate our Process Performance Qualification (“PPQ”) campaign in mid-2026 and confirmed our commercial manufacturing scale is the same as our current clinical manufacturing scale, removing the need for comparability studies.
In February 2026, we announced that NGN-401 received Breakthrough Therapy designation based on the FDA’s review of interim efficacy and safety data from the Phase 1/2 trial as of the data cutoff date of October 30, 2025, including patient-level data and supporting video documentation. Breakthrough Therapy designation is intended to expedite the development and review of medicines for the treatment of serious conditions which have shown preliminary clinical evidence indicating the potential for substantial improvement over available therapies on a clinically significant endpoint. The benefits of Breakthrough Therapy designation include eligibility for Priority Review, rolling submission of sections of the BLA and the FDA’s organizational commitment to help determine an efficient route to approval.
In March 2025, we announced that NGN-401 received Priority Medicines (“PRIME”) designation by the European Medicines Agency (“EMA”). Medicines are eligible for PRIME if they demonstrate the potential to address an unmet medical need by showing a meaningful improvement of clinical outcomes.
In August 2024, we announced that NGN-401 received RMAT designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
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
We believe that our EXACT platform has broad applicability in complex neurological diseases not otherwise easily addressable by conventional gene therapy. In addition to NGN‑401, we are advancing early‑stage discovery programs leveraging our EXACT platform for other potential indications. These programs are in the discovery stage, and we have not yet selected a clinical development candidate.
We also pursued a gene therapy program for the treatment of CLN5 Batten disease. We completed enrollment in a Phase 1/2 clinical trial of NGN-101, and in November 2024, we announced that we do not expect to advance the program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment with the FDA on a streamlined registrational pathway. To support this objective, we submitted an RMAT application, which was denied. We are currently evaluating options for the program.
Background
We were founded in 2018, and have devoted substantially all of our resources to conducting research and development activities and undertaking preclinical studies, establishing our manufacturing facility, conducting clinical trials and the manufacturing of product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $552.1 million. However, we have incurred significant recurring losses, including a net loss of $90.4 million and $75.1 million for the years ended December 31, 2025 and 2024, respectively. In addition, as of December 31, 2025, we had an accumulated deficit of $352.6 million and cash, cash equivalents and short-term investments totaling $269.0 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors, including the timing, scope and results of our research and development activities. Management expects that our expenses and capital requirements will increase substantially in connection with our ongoing activities as we:
•advance the NGN-401 program through clinical development and, if successful, seek regulatory approvals;
•invest in research programs to strengthen our capabilities, including resourcing and evaluating additional technologies that may augment our pipeline of product candidates;
•advance discovery programs from preclinical development into and through clinical development;
•seek regulatory approvals for any other product candidates that successfully complete clinical trials;
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
•implement operational, financial and management systems; and
•incur legal, accounting and other expenses related to operating as a public company.
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
In December 2020, we entered into the Master Research Collaboration (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”), which was amended in November 2023 to extend the term of the MCA to December 2026. This collaboration supports our pipeline development activities, and provides us with the option to in-license product candidates arising from research conducted in Dr. Stuart Cobb’s laboratory. Dr. Cobb serves as our Chief Scientific Officer and is also a Professor at the University of Edinburgh. Under the standard policies of the University of Edinburgh, as a professor inventor, he may be entitled to receive in the future a percentage of certain license-related payments made by us to the University. For more information about the MCA, see “Business—License Agreements”.

Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continued risks and uncertainties related to the current macroeconomic environment, including persistent inflation, changing interest rates, changes in foreign currency exchange rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes in domestic and global monetary and fiscal policy, the enactment of the BIOSECURE Act in December 2025, which mandates a transition away from “biotechnology companies of concern,” rapid changes in the regulatory and legislative landscape in the United States, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on aspects of our business, including the impacts on our participants in our Phase 1/2 and Embolden clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the direct and indirect impacts on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”
Components of Results of Operations
Revenue
We have no products approved for sale and have never generated any revenue from product sales.
We have generated licensing revenue from the recognition of upfront payments received under agreements with third parties for the disposition of legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement” and the “April 2024 CVR Licensing Agreement”) that are related to the legacy Neoleukin Therapeutics, Inc. (“Neoleukin”) business as part of the reverse merger (the “Closing”). See Note 9, Commitments and Contingencies, for additional details regarding these licensing agreements.
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
As of December 31, 2025, we had federal and state NOL carryforwards in the amount of $372.2 million and $43.5 million, respectively, which may be available to offset future taxable income. The state NOL carryforwards will begin to expire in 2029, unless previously utilized. Most federal NOL carryforwards were generated subsequent to January 1, 2018, and therefore are able to be carried forward indefinitely. As of December 31, 2025, we also had federal research tax credit and federal orphan drug tax credit carryforwards of $8.5 million and $10.0 million, respectively, which may be used to offset future tax liabilities. These tax and orphan drug credit carryforwards begin to expire in 2039 and 2043, respectively, unless previously utilized.

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

(in thousands)	Year Ended December 31,
	2025	2024	Change
Revenue under licensing agreements	$—	$925	$(925)
Operating expenses:
Research and development expenses	75,011	60,917	14,094
General and administrative expenses	28,317	22,613	5,704
Total operating expenses	103,328	83,530	19,798
Loss from operations	(103,328)	(82,605)	(20,723)
Other income (expense):
Interest income	11,547	8,467	3,080
Interest expense	(5)	(12)	7
Other income	1,665	574	1,091
Other expense	(230)	(1,568)	1,338
Net loss	$(90,351)	$(75,144)	$(15,207)
Revenue
We did not generate any revenue for the year ended December 31, 2025, as compared to $0.9 million for the year ended December 31, 2024. We generated licensing revenue from the recognition of upfront payments received under the December 2023 CVR Licensing Agreement and the April 2024 CVR Licensing Agreement. Please see the section below entitled Other Expenses for a discussion on the related CVR liabilities.
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated:

(in thousands)	Year Ended December 31,
	2025	2024	Change
Program specific expenses:
Rett syndrome	$25,841	$12,104	$13,737
Batten disease	1,513	5,869	(4,356)
Early Discovery	3,223	5,401	(2,178)
Unallocated internal expenses:
Personnel-related	21,493	18,476	3,017
Stock-based compensation	6,472	4,506	1,966
Manufacturing	13,018	12,098	920
Other	3,451	2,463	988
Total research and development expenses	$75,011	$60,917	$14,094
Research and development expenses were $75.0 million for the year ended December 31, 2025, as compared to $60.9 million for the year ended December 31, 2024.

Expenses related to the Rett syndrome program increased primarily due to a $6.7 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, a $3.6 million increase in chemistry, manufacturing and controls costs, a $2.1 million increase in preclinical costs, and a $1.0 million increase in clinical development related expenses. The decrease in expenses related to the Batten disease program was primarily driven by a decrease of $3.7 million in clinical trial related expenses, a decrease of $0.5 million in clinical development related expenses, and a decrease of $0.1 million in chemistry, manufacturing and controls costs, due to the de-prioritization of the program. The decrease in Early Discovery expenses was primarily driven by a $2.1 million decrease in preclinical costs.
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
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated:

(in thousands)	Year Ended December 31,
	2025	2024	Change
General and administrative specific expenses:
Personnel-related	$9,257	$8,098	$1,159
Stock-based compensation	7,711	3,813	3,898
Professional and consultant fees	4,586	4,558	28
Office-related	2,465	2,534	(69)
Other	4,298	3,610	688
Total general and administrative expenses	$28,317	$22,613	$5,704
General and administrative expenses were $28.3 million for the year ended December 31, 2025, as compared to $22.6 million for the year ended December 31, 2024. The increase was primarily attributable to: (i) an increase of approximately $1.2 million in personnel-related expenses driven by an increase in headcount to support business operations, (ii) an increase of approximately $3.9 million in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $2.2 million related to performance stock units (“PSUs”) as the first underlying performance condition was deemed probable of achievement and currently considered probable to vest, and (iii) an increase in other costs of approximately $0.7 million related to corporate expenses and precommercial costs.
We anticipate that our general and administrative expenses will increase in the future to support increased research, development and precommercial activities.
Interest Income
Interest income increased by $3.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily due to a significant increase in the amount of our cash, cash equivalents and short-term investments, which was partially offset by a moderate decrease in interest rates.
Other Income
Other income increased by $1.1 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily attributable to: (i) approximately $0.4 million in Washington state sales tax refunds and (ii) approximately $0.7 million of New York state tax refunds for the prior period amended returns.

Other Expenses
Other expenses decreased by $1.3 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to (i) an approximately $0.8 million accrual of contingent consideration liabilities related to the Intellectual Property CVR (as defined in Note 9, Commitments and Contingencies) in connection with the December 2023 Licensing Agreement and the April 2024 Licensing Agreement and (ii) an approximately $0.3 million accrual of a contingent consideration liability related to the Sales Tax CVR for an anticipated sales tax refund from Washington state in the prior period. This was partially offset by an approximate $0.1 million adjustment to the sales tax refund from Washington state for the year ended December 31, 2025.
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
As of December 31, 2025, we had cash, cash equivalents and short-term investments totaling $269.0 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through sales of preferred stock, common stock and pre-funded warrants for net proceeds of approximately $552.1 million.
At-The-Market Offering of Shares
In August 2025, we entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink”), as sales agent, pursuant to which we may offer and sell, from time to time, an aggregate of up to $150.0 million of shares of our common stock through Leerink.
In connection with the Sales Agreement, we incurred approximately $0.9 million of offering costs, of which we deferred $0.2 million. These deferred offering costs will be ratably recognized as a reduction to additional paid-in-capital as shares are sold under the Sales Agreement. For the year ended December 31, 2025, we recognized $0.05 million of deferred offering costs.
For the quarter ended December 31, 2025, we sold 700,000 shares of our common stock pursuant to the Sales Agreement, and we received $20.6 million in net proceeds after deducting commissions and other offering expenses. For the year ended December 31, 2025, we sold 1,200,000 shares of our common stock pursuant to the Sales Agreement, and we received $30.1 million in net proceeds after deducting commissions and other offering expenses.
Common Stock for Pre-Funded Warrant Exchange
In April 2025, we entered into an exchange agreement with existing stockholders to exchange an aggregate of 667,500 shares of our common stock for pre-funded warrants to purchase an aggregate of 667,563 shares of our common stock at an exercise price of $0.001 per share. The exchange was executed to facilitate the investor’s beneficial ownership thresholds. The exchange was accounted for as an equity-for-equity transaction. We derecognized the common shares and recognized an equivalent value in pre-funded warrants, with no gain or loss recognized.
Closing of Private Placement
On November 5, 2024, we closed a private investment in public equity financing (the “November 2024 private placement”) in which we sold to certain institutional accredited investors 1,835,000 shares of common stock at a price of $50.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company totaled $200.0 million. Net proceeds, net of commissions and other offering expenses, totaled $189.5 million.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	(77,173)	(70,603)
Net cash provided by (used) in investing activities	14,004	(125,261)
Net cash provided by financing activities	30,428	184,071
Net decrease in cash and cash equivalents	$(32,741)	$(11,793)
Cash Flows from Operating Activities
For the year ended December 31, 2025, we used $77.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $90.4 million, a $0.3 million net increase in our operating assets and liabilities, and non-cash charges of $12.9 million. The non-cash charges consisted primarily of $14.2 million of stock-based compensation, $3.0 million in depreciation, $0.8 million in non-cash operating lease expense, and $0.1 million in impairment expense, partially offset by $4.5 million in accretion on the held-to-maturity investments, and a $0.7 million decrease in the CVR liability. The primary use of cash was to fund operations related to the development of our product candidates.
For the year ended December 31, 2024, we used $70.6 million of cash in operating activities. Cash used in operating activities reflected our net loss of $75.1 million and a $6.0 million net decrease in our operating assets and liabilities, and was partially offset by non-cash charges of $10.5 million. The non-cash charges primarily consisted of $8.3 million in stock-based compensation, $3.2 million in depreciation and $0.7 million in non-cash operating lease expense, partially offset by $2.4 million in accretion on the held-to-maturity investments. The primary use of cash was to fund operations related to the development of our product candidates, costs associated with the reverse merger and the pre-closing financing in December 2023, and related severance and retention payments to former Neoleukin employees.
Cash Flows from Investing Activities
For the year ended December 31, 2025, net cash flows provided by investing activities consisted of proceeds from maturities of short-term investments of $284.7 million partially offset by purchases of short-term investments of $269.5 million and purchases of property and equipment of $1.2 million.
For the year ended December 31, 2024, net cash flows used in investing activities consisted of purchases of short-term investments of $198.5 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of short-term investments of $74.0 million.
Cash Flows from Financing Activities
For the year ended December 31, 2025, net cash flows provided by financing activities primarily consisted of $30.1 million in net proceeds from open market sales of common stock pursuant the Sales Agreement, $0.3 million in the exercise of stock options and $0.1 million from the proceeds from issuance of common stock under the Employee Stock Purchase Plan, partially offset by $0.1 million in principal payments of finance leases.

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
Contractual Obligations and Commitments
Lease Obligations
New York Headquarters Lease
We sub-lease approximately 6,000 square feet of office space for our corporate headquarters in New York, New York. In November 2025, we extended the lease by an additional 19 months at a lower cost per square foot which now expires in January 2028.
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
The following tables summarize our contractual obligations and commitments as of December 31, 2025 (in thousands):

Maturity of operating lease liabilities
2026	$3,851
2027	3,593
2028	3,324
2029	614
Total lease payments	$11,382

Maturity of finance lease liabilities
2026	$14
2027	5
2028	1
Total lease payments	$20

Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Agreement, dated December 18, 2023, by and between us and the rights agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the reverse merger with Neoleukin (the “Lease CVR”). As of December 31, 2025, approximately $0.7 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. As of December 31, 2025, approximately $0.3 million was recorded within the contingent value rights liability as an offset arising from the Intellectual Property CVR on our consolidated balance sheet. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sales Tax CVR
In accordance with the terms of the Sales Tax CVR within the CVR Agreement, we accrued a contingent consideration liability on our consolidated balance sheet. The terms of the CVR Agreement include that CVR holders are eligible to receive certain net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of December 31, 2025, we received proceeds from Washington state for the sales tax refund and remitted the proceeds to the CVR holders. For more information on the Sales Tax CVR, see Note 9, Commitments and Contingencies—Sales Tax CVR, in the notes to the financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The following table summarizes the components of the contingent value rights liability as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$312	$428	$436	$718
Intellectual Property CVR, net	326	—	295	—
Sales Tax CVR	—	—	360	—
Total CVR liability	$638	$428	$1,091	$718

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

License and Collaboration Agreements
Master Collaboration Agreement with The University of Edinburgh
In December 2020, we entered into a Master Collaboration Agreement (the “MCA”) with the University of Edinburgh (the “University of Edinburgh”). Under the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. Under the MCA, we are obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the duration of the MCA. Either party may terminate the MCA for convenience upon 90 days’ notice. If we were to terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.
License Agreement with The University of Edinburgh
In March 2022, we exercised our option under the MCA with respect to certain Projects and entered into a License Agreement with the University of Edinburgh (the “March 2022 Edinburgh License Agreement”), pursuant to which we licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, we obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligations under that license. We may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, we are also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.
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
License Agreement with Stanford
In August 2024, we entered into a Non-exclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of our product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, we are obligated to pay an annual license maintenance fee. We may terminate this agreement for convenience upon 30 days’ notice.
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neurogene Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Accrued research and development expenses related to contract research organizations— Refer to Note 3 and Note 8 to the financial statements

Critical Audit Matter Description

The Company incurs certain research and development expenses from third-party contract research organizations (“CROs”). The Company accrues expenses for preclinical studies and clinical trial activities performed by its CROs based upon estimates of the proportion of work completed. The Company determines estimates of the work completed under the contracts based on review of the contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external CROs to determine stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Given the judgement required by management to estimate the extent of services performed and the associated expenses incurred as it relates to CROs, performing audit procedures to evaluate accrued research and development expenses required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued research and development expenses related to CROs included the following, among others:

· We evaluated publicly available information (such as press releases and investor presentations) and board of directors' materials regarding the status of research and development activities.

· We evaluated the Company’s overall estimation methodology and assumptions to estimate the research and development expenses related to CROs and evaluated management’s conclusions compared to the evidence obtained.

· We made selections and tested on a sample basis the accrual of research and development expenses related to CROs by:

◦Obtaining and reading the related contracts to understand key provisions and agree them to the Company's analysis.

◦Obtaining and inspecting confirmations from select vendors confirming the accuracy and completeness of the data and information provided to the Company.

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

◦Testing the mathematical accuracy of the underlying analyses used in the estimates of the services provided.

· We examined subsequent invoices received from vendors and cash disbursements made subsequent to December 31, 2025 and inquired of individuals within the clinical operations of the Company to corroborate the applicable service period in order to evaluate completeness of the research and development expenses related to CROs.

/s/ Deloitte & Touche LLP

Morristown, NJ
March 24, 2026

We have served as the Company's auditor since 2023.

Neurogene Inc.
Consolidated Balance Sheets
(In Thousands, Except Share Information)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$103,845	$136,586
Short-term investments	165,168	175,819
Prepaid expenses and other current assets	2,757	3,518
Total current assets	271,770	315,923
Property and equipment, net	12,792	15,422
Operating lease right-of-use assets	2,648	3,000
Finance lease right-of-use assets	22	71
Restricted cash	339	339
Other non-current assets	1,033	975
Total assets	$288,604	$335,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,953	$1,336
Accrued expenses and other current liabilities	10,756	9,731
Operating lease liabilities, current	3,050	2,945
Finance lease liabilities, current	14	54
Contingent value rights liability, current	638	1,091
Total current liabilities	16,411	15,157
Operating lease liabilities, non-current	6,822	9,403
Finance lease liabilities, non-current	5	26
Contingent value rights liability, non-current	428	718
Other liabilities	51	51
Total liabilities	23,717	25,355
Stockholders' equity
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 15,489,800 and 14,854,725 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	617,536	572,673
Accumulated deficit	(352,649)	(262,298)
Total stockholders' equity	264,887	310,375
Total liabilities and stockholders' equity	$288,604	$335,730
The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statements of Operations
(In Thousands, Except Share Information)

	Year Ended December 31,
	2025	2024
Revenue under licensing agreements	$—	$925
Operating expenses:
Research and development expenses	75,011	60,917
General and administrative expenses	28,317	22,613
Total operating expenses	103,328	83,530
Loss from operations	(103,328)	(82,605)
Other income (expense):
Interest income	11,547	8,467
Interest expense	(5)	(12)
Other income	1,665	574
Other expense	(230)	(1,568)
Net loss	$(90,351)	$(75,144)

Per share information:
Net loss per share, basic and diluted	$(4.24)	$(4.28)
Weighted-average shares of common stock outstanding, basic and diluted	21,326,283	17,567,082

The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)

	Common Stock		Additional Paid- In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2023	12,823,665	$—	$373,178	(187,154)	$186,024
Stock-based compensation expense	—		8,320	—	8,320
Common stock issued upon exercise of stock options	92,653	—	1,676	—	1,676
Shares issued upon the exercise of pre-funded warrants	103,407	—	—	—	—
Issuance of common shares and pre-funded warrants in a private financing, net of $10,501 offering costs	1,835,000	—	189,499	—	189,499
Net loss	—	—	—	(75,144)	(75,144)
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—		14,183	—	14,183
Issuance of common stock in at-the-market offering, net of offering costs	1,200,000	—	30,330	—	30,330
Exchange of common stock for pre-funded warrants	(667,500)	—	—	—	—
Common stock issued upon exercise of stock options	20,735	—	266	—	266
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Common stock issued under Employee Stock Purchase Plan	8,682	—	84	—	84
Net loss	—	—	—	(90,351)	(90,351)
Balance- December 31, 2025	15,489,800	$—	$617,536	$(352,649)	$264,887
The accompanying notes are an integral part of these consolidated financial statements.

Neurogene Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(90,351)	$(75,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,183	8,320
Depreciation and amortization of property and equipment	3,043	3,195
Asset impairment	120	91
Non-cash operating lease expense	800	741
Amortization of finance lease right-of-use assets	49	52
Amortization and accretion of premiums/discounts on held-to-maturity investments	(4,536)	(2,419)
Change in contingent value rights liability	(743)	522
Gain on lease modification	(6)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	952	(327)
Other assets	(58)	(211)
Accounts payable	627	(77)
Accrued expenses and other liabilities	1,665	(2,773)
Operating lease liabilities	(2,918)	(2,573)
Net cash used in operating activities	(77,173)	(70,603)
Investing activities
Purchases of property and equipment	(1,183)	(808)
Purchases of held-to-maturity investments	(269,513)	(198,453)
Proceeds from maturities of held-to-maturity investments	284,700	74,000
Net cash provided by (used in) investing activities	14,004	(125,261)
Financing activities
Payment of deferred offering costs related to at-the-market sales agreement	(241)	—
Proceeds from sale of common stock in at-the-market sales agreement, net of offering costs	30,380	—
Offering costs in connection with pre-closing financing	—	(4,287)
Transaction costs related to reverse merger	—	(2,855)
Proceeds from the issuance of common stock upon exercise of options	266	1,676
Proceeds from private financing, net of offering costs paid	—	189,589
Principal payments on finance leases	(61)	(52)
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	84	—
Net cash provided by financing activities	30,428	184,071
Net decrease in cash, cash equivalents and restricted cash	(32,741)	(11,793)
Cash, cash equivalents and restricted cash at beginning of period	136,925	148,718
Cash, cash equivalents and restricted cash at end of period	$104,184	$136,925

Supplemental disclosure of non-cash investing and financing activities:
Additions to operating lease right of use assets from new operating lease liabilities	$—	$60
Property and equipment included in accounts payable and accrued expenses	$76	$726
Additions to finance lease right of use assets from new finance lease liabilities	$—	$25
Offering costs related to private offering, included in accounts payable and accrued expenses	$—	$90
Supplemental cash flow information:
Cash paid for interest	$5	$12
Deferred offering costs reclassified to additional paid-in capital	$50	$—
The accompanying notes are an integral part of these consolidated financial statements.

NEUROGENE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc. (“Neoleukin”)) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc. (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which has completed dosing in a Phase 1/2 clinical trial for the treatment of Rett syndrome.The Company has also initiated a registrational trial of NGN-401 to treat Rett syndrome. Since beginning operations, the Company has devoted substantially all its resources to conducting research and development activities and undertaking preclinical studies, establishing our manufacturing facility, conducting clinical trials and the manufacturing of product used in our clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
2.Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, clinical studies and clinical trials, risks related to personnel changes and other disruptions at federal agencies, including the FDA, and uncertainty related to those disruptions, the need to obtain marketing approval for its drug candidates and its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing and reimbursement, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to transition from pilot scale manufacturing to large scale production.
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock, and pre-funded warrants) and has incurred significant recurring losses, including net losses of $90.4 million and $75.1 million for the years ended December 31, 2025 and 2024, respectively. In addition, the Company used cash in operations of $77.2 million and $70.6 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of $352.6 million as of December 31, 2025. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of approximately $269.0 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.
In the event the Company is unable to secure additional outside capital, management will be required to seek other alternatives which may include, among others, a delay or termination of clinical trials or the development of its product candidates, temporary or permanent curtailment of the Company’s operations, a sale of assets, or other alternatives with strategic or financial partners.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
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
Segment Information
The Company determines and presents operating segments based on the information internally provided to the Chief Operating Decision Makers (“CODM”) in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. Refer to Note 15, Segment Information, for further information related to the Company’s segment.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$103,845	$136,586
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$104,184	$136,925
Cash equivalents consist of money market funds in which the carrying value equals the fair value (see Note 5, Fair Value of Financial Instruments). Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.

Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of December 31, 2025, the Company had $103.7 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
Investments
Investment securities at December 31, 2025 consist of U.S. treasury notes. The Company classifies these securities as held-to-maturity. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. The Company reassesses the classification of held-to-maturity at each reporting period.
The allowance for credit losses on held-to-maturity securities is a contra-asset valuation account determined in accordance with ASC 326, which is deducted from the securities' amortized cost basis at the balance sheet date as a result of management's assessment of the net amount expected to be collected. Securities that are determined to be uncollectible are written off against the allowance. The Company did not recognize an allowance for credit losses as of December 31, 2025. Interest income is recognized when earned. Additional information regarding held-to-maturity investments is included in Note 4, Investments.
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
Under the Company’s license agreements, the Company grants the license to a customer as it exists at the point of transfer and the nature of the license is a right to use the Company’s intellectual property as transferred. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. As of December 31, 2025, the Company has two revenue-generating agreements that are related to the legacy Neoleukin business as part of the reverse merger: the December 2023 CVR Licensing Agreement (as defined below) and the April 2024 CVR Licensing Agreement (as defined below). Refer to Note 9, Commitments and Contingencies, for further discussion on the CVR components.

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

Capitalized Software Development Costs
Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded in prepaid expenses and other current assets and other non-current assets on the consolidated balance sheets. Capitalized implementation costs include external professional service costs related to technical development. Post-implementation training and maintenance costs are expensed as incurred. Capitalized eligible implementation costs related to cloud computing service contracts are included in prepaid expenses and other current assets and other non-current assets were $0.3 million and $0.4 million as of December 31, 2025, and 2024, respectively. Capitalized cloud computing implementation costs are amortized on a straight-line basis over the expected term of the arrangement. Expense recognized related to the implementation costs capitalized was $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. Cloud computing arrangements are tested for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. No impairment of cloud computing arrangements occurred in 2025 or 2024.
Impairment of Long-Lived Assets
Management assesses the carrying value of property and equipment and software whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2025 and December 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million and $0.1 million, respectively.
Leases
Operating and finance leases are accounted for in accordance with ASU 2016-02, Leases as amended. They are presented in the Company’s consolidated balance sheet as right-of-use assets from leases, current lease liabilities, and long-term lease liabilities. At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As the Company’s leases do not provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment.
Both operating and finance lease assets represent a right to use an underlying asset for the lease term, and operating and finance lease liabilities represent an obligation to make lease payments arising from the lease. Lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term.
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
Additional information and disclosures are included in Note 9, Commitments and Contingencies.

Contingent Value Rights
In conjunction with the reverse merger, the Company entered into a CVR Agreement on December 18, 2023 with the Rights Agent named therein (the “CVR Agreement”) prior to Closing. Included in the CVR Agreement are three different types of CVRs: (i) the Lease CVR, (ii) the Intellectual Property CVR, and (iii) the Sales Tax CVR (each as defined in the CVR Agreement). The Company evaluated each of the CVRs to determine if they qualified as derivatives under ASC 815, Derivatives and Hedging, and concluded that since certain scope exceptions were met, the CVRs did not qualify as derivatives. Instead, the Company records a contingent consideration liability associated with the CVRs when payments are probable and estimable under ASC 450, Contingencies. In assessing whether payments are probable and estimable, the Company considers the existence of or ability to enter agreements with third parties or government agencies and the timing of potential payments. Refer to Note 9, Commitments and Contingencies, for further discussion on the CVRs.
Exit and Disposal Costs
In connection with the reverse merger and through fiscal year 2025, the Company has incurred costs to wind-down Neoleukin’s Phase 1 trial of the NL-201 study. This trial has ceased further development, and the Company has no plans to continue developing Neoleukin’s de novo protein technology. As a result, the trial’s activities do not provide the Company any future economic benefit. In accordance with ASC 420, Exit or Disposal Costs, the Company accrued the remaining costs incurred in the trial. The trial wind-down activities were completed in September 2025. The liability was classified as accrued expenses and other current liabilities in the consolidated balance sheet.
A summary of the accrued liabilities activity recorded in connection with the wind-down of Neoleukin’s Phase 1 trial of NL-201 for the year ended December 31, 2025 is as follows (in thousands):

	Balance at December 31, 2024	Liability Adjustment	Amounts Paid	Balance at December 31, 2025
Trial wind-down costs:
Phase 1 NL-201 Trial	$209	$(92)	$(117)	$—
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

Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of December 31, 2025 and 2024 were 6,792,559 and 6,124,996, respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.

The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be antidilutive:

	Year Ended December 31,
	2025	2024
Outstanding stock options	2,088,550	1,387,556
Restricted stock units	256,361	222,530
Performance stock units	252,124	252,124
Shares issuable under 2023 Employee Stock Purchase Plan	2,773	—
Total	2,599,808	1,862,210
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its financial statements or disclosures.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received, disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.
4.Investments
The following table summarizes the Company’s investment securities as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$93,593	$—	$—	$93,593
Short-term investments:
U.S. treasury notes	165,168	135	(1)	165,302
Total	$258,761	$135	$(1)	$258,895
All of the Company’s investments mature within the next 12 months.

	December 31, 2024
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$131,420	$—	$—	$131,420
Short-term investments:
U.S. treasury notes	175,819	126	(3)	175,942
Total	$307,239	$126	$(3)	$307,362

5.Fair Value of Financial Instruments
As of December 31, 2025 and December 31, 2024, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$93,593	$—	$—
U.S. treasury notes	165,302	—	—
Total	$258,895	$—	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Money market funds	$131,420	$—	$—
U.S. treasury notes	175,942	—	—
Total	$307,362	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the consolidated balance sheet as of December 31, 2025 and 2024.
6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	December 31,
	2025	2024
Refunds and other receivables	$460	$648
Prepaid expenses	1,938	1,889
Deferred financing costs	191	—
Other current assets	168	981
Total prepaid and other current assets	$2,757	$3,518
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Lab equipment	$3,262	$3,259
Manufacturing equipment	7,582	6,326
Office equipment	30	19
Leasehold improvements	15,418	15,396
Software	285	285
Construction in progress	324	1,308
Total property and equipment, cost	26,901	26,593
Less accumulated depreciation	(14,109)	(11,171)
Property and equipment, net	$12,792	$15,422
The Company recorded depreciation and amortization expense of $3.0 million and $3.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the year ended December 31, 2025, there were $0.1 million impairment losses, and for the year ended December 31, 2024, the Company recorded impairment losses on idle equipment of $0.1 million. Impairment losses were charged to research and development expenses in the consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Compensation, bonuses, and related benefits	$5,072	$4,235
Research and development	5,120	5,047
Accrued severance	—	107
Other	564	342
Total accrued expenses and other current liabilities	$10,756	$9,731
9.Commitments and Contingencies
Lease Obligations
New York Headquarters Lease
In September 2019, the Company commenced a sub-lease of approximately 6,000 square feet of office space for the corporate headquarters in New York, New York with a term expiring in June 2023.
In July 2021, the sublessor was released from the original lease by the landlord, and the Company attorned to the landlord the executory terms and provisions of the sub-lease. In February 2022, the Company entered into an extension of the New York office lease (retroactive to December 2021) through June 2026, with new monthly lease payments ranging from approximately $0.03 million to $0.04 million. In November 2025, the Company entered into a second amendment, extending the New York office lease through January 2028, with decreased monthly lease payments of approximately $0.03 million. The Company recorded an additional operating right-of-use asset of approximately $0.4 million and an additional operating lease liability of approximately $0.4 million.
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

Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington, for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.6 million for year ended December 31, 2025 and $0.6 million for the year ended December 31, 2024 and is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.
Supplemental lease expense for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost	$1,852	$2,049
Finance lease cost
Amortization of finance leases	49	52
Interest on finance lease liabilities	5	12
Variable lease cost	1,518	1,379
Short-term lease cost	70	71
Total lease cost	$3,494	$3,563
The calculation of the present value of the lease payments for operating leases did not include any options to extend the leases as the Company is not reasonably certain to exercise such options.
The following table summarizes the maturity of the Company’s operating and finance lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating and finance lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2025 (in thousands):

Maturity of operating lease liabilities
2026	$3,851
2027	3,593
2028	3,324
2029	614
Total lease payments	$11,382
Less: interest	(1,510)
Total operating lease liabilities	$9,872

Maturity of finance lease liabilities
2026	$14
2027	5
2028	1
Total lease payments	$20
Less: interest	(1)
Total finance lease liabilities	$19

Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 was as follows (in thousands):

Leases	December 31,
	2025	2024
Operating right-of-use assets	$2,648	$3,000

Operating current lease liabilities	3,050	2,945
Operating non-current lease liabilities	6,822	9,403
Total operating lease liabilities	$9,872	$12,348

Finance right-of-use assets	$22	$71

Finance current lease liabilities	14	54
Finance non-current lease liabilities	5	26
Total finance lease liabilities	$19	$80

Other information	December 31,
	2025	2024
Cash paid for amounts included in measurement of operating lease liabilities (in thousands)	$3,969	$3,881
Cash paid for amounts included in measurement of finance lease liabilities (in thousands)	$70	$64
Weighted-average remaining lease term - operating leases (in years)	3.07	3.95
Weighted-average remaining lease term - finance lease (in years)	1.33	1.67
Weighted-average discount rate - operating leases	9.85%	9.74%
Weighted-average discount rate - finance lease	10.20%	11.04%
Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations (the “Lease CVR”). As of December 31, 2025, approximately $0.7 million was recorded as a component of the contingent value rights liability on the Company’s consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
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

December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of December 31, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of December 31, 2025, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by $0.4 million due to permitted deductions under the Merger Agreement and the remaining $0.5 million was paid to the CVR holders as discussed below. As of December 31, 2025, the Company recorded $0.3 million within the contingent value rights liability on the Company’s consolidated balance sheet arising from offsets to permitted deductions to the Intellectual Property CVR that were incurred subsequent to June 30, 2024.
Sales Tax CVR
Prior to the Closing, Neoleukin entered into an agreement with an unrelated third party for refund analysis services of Washington state sales tax. As discussed and defined within Note 3, Summary of Significant Accounting Policies - Contingent Value Rights, the terms of the CVR Agreement include that CVR holders are eligible to receive net proceeds derived from an anticipated sales tax refund from Washington state relating to tax returns filed by Neoleukin prior to Closing. As of December 31, 2025, the Company received the proceeds from Washington state for the sales tax refund and remitted the proceeds to the CVR holders and the liability related to the Sales Tax CVR has been fully satisfied.
CVR Payments
In August 2024, the Company made the first CVR payment to CVR holders, net of expenses, for $0.6 million. $0.5 million was applied to the Intellectual Property CVR and $0.1 million was applied to the Lease CVR, reducing the respective liabilities. In August 2025, the Company made the second CVR payment to CVR holders of $0.8 million. $0.4 million was applied to the Sales Tax CVR and $0.4 million was applied to the Lease CVR, reducing the respective liabilities. The third CVR payment to CVR holders of $0.6 million was made in February 2026.
The following table summarizes the components of the contingent value rights liability in the consolidated balance sheet as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Current	Non-Current	Current	Non-Current
Lease CVR	$312	$428	$436	$718
Intellectual Property CVR	326	—	295	—
Sales Tax CVR	—	—	360	—
Total CVR liability	$638	$428	$1,091	$718

As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of December 31, 2025 and therefore no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of December 31, 2025, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
10.Licenses
Master Collaboration Agreement with The University of Edinburgh
In December 2020, the Company entered into a Master Collaboration Agreement (the “MCA”) with the University of Edinburgh (the “University of Edinburgh”). Under the MCA, the Company and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and the Company agreed to provide funding for such Projects for a 40-month initial term, which was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. Under the MCA, the Company is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the duration of the MCA. Either party may terminate the MCA for convenience upon 90 days’ notice. If the Company were to terminate the MCA, the Company would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.
License Agreement with The University of Edinburgh
In March 2022, the Company exercised an option under the MCA with respect to certain Projects and entered into a License Agreement with the University of Edinburgh (the “March 2022 Edinburgh License Agreement”), pursuant to which the Company licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, the Company obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligations under that license. The Company may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, the Company is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones and up to $25.0 million in sales-related milestones based on annual net sales of Licensed Products in excess of defined thresholds.

The expense recorded by the Company related to the MCA for the years ended December 31, 2025 and 2024 was $1.6 million and $1.5 million, respectively.
License Agreement with Virovek
In September 2020, the Company entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which the Company has a license to use certain patents and know-how on a non-exclusive basis related to the Company’s baculovirus process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculovirus process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. This agreement continues until the later of (i) the expiration of the last to expire patent right that covers the manufacture, use, offer for sale, sale, importation, export or supply of any licensed product, (ii) ten years after the first commercial sale of any licensed product, or (iii) the expiration of all regulatory or market exclusivities. The Company may terminate this agreement for convenience upon 60 days’ notice. For the years ended December 31, 2025 and 2024, no milestone expense was recorded.
License Agreement with Sigma-Aldrich Co
In January 2023, the Company entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which the Company has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in the Company’s baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, the Company is obligated to pay up to $2.5 million in the aggregate for development-related milestones. This agreement remains in force for as long as the Company continues to possess and use the licensed technology. The Company may terminate this agreement for convenience upon 60 days’ notice. For the years ended December 31, 2025 and 2024, no milestone expense was recorded.
License Agreement with Stanford
In August 2024, the Company entered into a Nonexclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of the Company’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay an annual license maintenance fee. The Company may terminate this agreement for convenience upon 30 days’ notice. For the years ended December 31, 2025 and 2024, no milestone expense was recorded.
11.Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.000001 per share as of December 31, 2025. No shares are outstanding as of December 31, 2025.
Common stock
The Company is authorized to issue 450,000,000 shares of common stock with a par value of $0.000001 per share as of December 31, 2025.
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
At-The-Market offering of shares
In August 2025, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink”), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock with an aggregate price up to $150.0 million through Leerink.

In connection with the Sales Agreement, the Company incurred approximately $0.9 million of offering costs of which the Company deferred $0.2 million. These deferred offering costs will be ratably recognized as a reduction to additional paid-in-capital as shares are sold under the Sales Agreement. For the year ended December 31, 2025, the Company recognized $0.05 million of deferred offering costs.
For the year ended December 31, 2025, the Company sold 1,200,000 shares of the Company’s common stock pursuant to the Sales Agreement, and received $30.1 million in net proceeds after deducting commissions and other offering expenses.
November 2024 private financing
On November 5, 2024, the Company closed a private investment in public equity financing in which the Company sold to certain institutional accredited investors 1,835,000 shares of common stock at a price of $50.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase up to an aggregate of 2,165,042 shares of common stock, at a purchase price of $49.999 per pre-funded warrant. The pre-funded warrants are immediately exercisable until exercised in full at a price of $0.001 per share of common stock. The aggregate gross proceeds to the Company totaled $200.0 million. Net proceeds totaled $189.5 million after deducting the commissions and other offering expenses.
Pre-funded warrants
The Company has pre-funded warrants outstanding to purchase an aggregate of 6,792,559 shares of common stock as of December 31, 2025. All of the pre-funded warrants were determined to be equity classified. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, such holder would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing Financing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Common stock pre-funded warrant	$0.001	667,563	April 2025 common stock conversion
Total		6,792,559
The Company had reserved shares of the Company’s common stock for future issuance as follows:

	December 31,
	2025	2024
Unvested restricted stock units	256,361	222,530
Unvested performance stock units	252,124	252,124
Options outstanding	2,088,550	1,387,556
Shares available for future grant under the 2023 Equity Incentive Plan	1,277,826	1,458,188
Shares available for future grant under the 2025 Inducement Plan	394,055	—
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	313,088	173,223
Pre-funded warrants outstanding	6,792,559	6,124,996
Total common stock reserved	11,374,563	9,618,617
12.Stock-Based Compensation
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
The number of shares reserved for issuance under the 2023 EIP is equal to 3,344,857 shares of the Company’s common stock. The 2023 EIP provides that the number of shares reserved and available for issuance under the 2023 EIP will automatically increase on January 1 of each year beginning in 2024 and ending with a final increase on January 1, 2033 in an amount equal to 4% of the total number of shares of common stock outstanding on such date, or to a lesser amount determined by the Compensation Committee of the Board of Directors. On January 1, 2025, the number of shares of common stock reserved under the 2023 EIP was increased by 594,189 shares. Following approval of the amendment to the 2023 EIP by the stockholders at the Annual Meeting in June 2025, starting January 1, 2026, the number of shares reserved and available for issuance under the 2023 EIP will automatically increase in an amount equal to 4% of the total number of shares of common stock outstanding on such date, including shares of common stock issuable on exercise of outstanding pre-funded warrants and conversion of outstanding preferred stock, if any.
As of December 31, 2025, 1,993,472 shares of the Company’s common stock were outstanding under the 2023 EIP.
As of December 31, 2025, 105,945 shares of the Company’s common stock were outstanding under the 2025 inducement plan.
In connection with the reverse merger, the Company assumed all of the options outstanding under the Neurogene OpCo 2018 Equity Incentive Plan. All of the stock options outstanding under the 2018 Stock Incentive Plan at the time of the Closing of the reverse merger were adjusted to the number of shares and exercise price to reflect the Exchange Ratio. As of December 31, 2025, 461,050 shares of the Company’s common stock were outstanding under the Neurogene OpCo 2018 Equity Incentive Plan and no further grants will be made under the Neurogene OpCo 2018 Equity Incentive Plan.
In connection with the reverse merger, the Company assumed all of the options outstanding under the Neoleukin 2014 Equity Incentive Plan. As of December 31, 2025, 36,568 shares of the Company’s common stock were outstanding under the Neoleukin 2014 Equity Incentive Plan and no further grants will be made under the Neoleukin 2014 Equity Incentive Plan.
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses	$6,473	$4,508
General and administrative expenses	7,710	3,812
Total expense	$14,183	$8,320

The following table summarizes the option activity:

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at December 31, 2024	1,387,556	$28.62	7.80
Granted	926,726	$17.13
Exercised	(20,735)	$12.70
Expired/Forfeited	(204,997)	$30.55
Outstanding at December 31, 2025	2,088,550	$23.49	7.91
Exercisable at December 31, 2025	832,243	$25.11	6.56
As of December 31, 2025, the aggregate intrinsic value of outstanding options and exercisable options was approximately $6.1 million and $2.9 million, respectively. The aggregate intrinsic value of options exercised was approximately $0.2 million for the year ended December 31, 2025.
The weighted-average grant date fair value of options granted was $13.45 and $26.95 per share for the years ended December 31, 2025 and 2024, respectively. The Company recorded stock-based compensation related to stock options of approximately $8.5 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the total unrecognized compensation expense related to unvested stock option awards was approximately $19.3 million, which the Company expects to recognize over a weighted-average period of 2.54 years.
The following table summarizes information about the outstanding and exercisable options at December 31, 2025 (in thousands, except share and per share amounts):

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted Average Remaining Contractual	Weighted average Exercise Price	Intrinsic Value
$5.82 - $20.00	1,106,617	7.98	$15.07	$6,116	314,764	5.11	$11.58	$2,841
$20.01 - $30.00	273,298	7.16	$22.89	$29	155,696	6.21	$22.88	$16
$30.01 - $40.00	627,140	8.02	$35.02	$—	305,199	7.94	$34.89	$—
$40.01 - $256.80	81,495	8.30	$51.09	$—	56,584	8.12	$53.85	$—
The fair value of each option was estimated on the date of grant using the weighted average assumptions in the table below:

Year Ended December 31,
	2025	2024
Expected volatility	83.58%-98.06%	86.39%-92.61%
Risk-free interest rate	3.72%-4.42%	3.43%-4.60%
Expected life (in years)	5.26-6.95	5.50-6.15
Expected dividend yield	—	—

Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the year ended December 31, 2025 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	222,530	$36.06
Restricted stock units granted	135,205	$16.14
Restricted stock units vested	(73,158)	$36.06
Restricted stock units forfeited	(28,216)	$30.52
Unvested at December 31, 2025	256,361	$26.16
The Company recorded stock-based compensation expense related to RSUs of approximately $2.9 million and $2.2 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $4.3 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.56 years.

Performance Stock Units
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the year ended December 31, 2025 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at December 31, 2025	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. As of December 31, 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $2.7 million for the year ended December 31, 2025. There was no expense recognized for 2024. As of December 31, 2025, the second tranche of 126,062 PSUs were not deemed probable of achievement and are not currently considered probable to vest. As of December 31, 2025, there was approximately $6.3 million of unrecognized compensation cost related to PSUs.
Employee Stock Purchase Plan
In connection with the reverse merger, the Company stockholders approved the 2023 Employee Stock Purchase Plan (the “2023 ESPP”) on December 13, 2023 and Board of Directors ratified the 2023 ESPP on December 18, 2023. The 2023 ESPP provides that the number of shares reserved and available for issuance under the 2023 ESPP will automatically increase on January 1 of each year beginning in 2025 and ending with a final increase on January 1, 2033 in an amount equal to 1% of the total number of shares of common stock outstanding on such date, or to a lesser amount determined by the Compensation Committee of the Board of Directors. On January 1, 2025, the number of shares of common stock reserved under the 2023 ESPP was increased by 148,547 shares. Following approval of the amendment to the 2023 ESPP by the stockholders at the Annual Meeting in June 2025, starting January 1, 2026, the number of shares reserved and available for issuance under the 2023 ESPP will automatically increase in an amount equal to 1% of the total number of shares of common stock outstanding on such date, including shares of common stock issuable on exercise of outstanding pre-funded warrants and conversion of outstanding preferred stock, if any. A total of 321,770 shares of common stock have been reserved for issuance under the 2023 ESPP.
Subject to share and dollar limits as described in the plan, the 2023 ESPP allows eligible employees to contribute, through payroll deductions, up to 15% of their earnings for the purchase of the Company’s shares of common stock at the lower of 85% of the closing price of the Company’s common stock on the first trading day of the offering period or 85% of the closing price of the Company’s common stock on the last trading day of the offering period. As of December 31, 2025, 8,682 shares have been issued under the 2023 ESPP.
13.Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
United States	$(90,351)	$(75,144)
Loss before provision for income taxes	$(90,351)	$(75,144)
No provision for federal or state income taxes was recorded during the years ended December 31, 2025 and 2024, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. The reported amount of income tax benefit for the years ended December 31, 2025 and 2024 differs from the amount that would result from applying domestic federal statutory rates to pretax losses primarily because of changes in the valuation allowance, state taxes, and the generation of research and development credits.
The reconciliation of the Company’s statutory tax rate and effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$(18,974)	21.0%	$(15,781)	21.0%
Tax Credits:
Research and development credit	(7,288)	8.1%	(3,765)	5.0%
Change in valuation allowance	24,008	(26.6)%	15,206	(20.2)%
Nontaxable or Nondeductible Items:
Equity Compensation	704	(0.8)%	3,242	(4.3)%
Other	92	(0.1)%	345	(0.5)%
Changes in Unrecognized Tax Benefits	1,458	(1.6)%	753	(1.0)%
Effective income tax rate	$—	—%	$—	—%

The Company’s effective tax rate differs from the statutory rate primarily due to continued losses and the maintenance of a full valuation allowance on deferred tax assets, resulting in zero income tax expense for the period.
Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$80,368	$69,308
Research and development credits	18,861	12,840
Accruals & reserves	1,071	901
Stock compensation	3,269	1,198
Amortization	716	768
Lease liability	2,132	2,648
Capitalized research and development expenses	33,861	28,023
Depreciation	70	—
Total deferred tax assets	140,348	115,686
Valuation allowance	(139,776)	(114,972)
Net deferred tax assets	572	714

Deferred tax liabilities:
Depreciation	—	(71)
Right of use asset	(572)	(643)
Total deferred tax liabilities	(572)	(714)
Net deferred taxes	$—	$—
As of December 31, 2025 and 2024, the Company had a federal net operating loss carryforward of $372.2 million and $319.8 million, respectively, which may be available to offset future income tax liabilities. Of this amount, approximately $2.3 million will begin to expire in 2038 and approximately $369.9 million are carried forward indefinitely. As of December 31, 2025 and 2024, the Company has state NOL carryforwards of $43.5 million and $39.6 million, respectively.

Of this amount, approximately $40.5 million will begin to expire in 2029 and approximately $3.0 million are carried forward indefinitely.
As of December 31, 2025 and 2024, the Company has federal research and development tax credit carryforwards of $8.5 million and $7.9 million, respectively, which begin to expire in 2039. As of December 31, 2025, the Company has federal orphan drug tax credit carryforwards of $10.0 million, which begin to expire in 2043. As of December 31, 2025, the Company has state research and development tax credit carryforwards of $0.4 million which begin to expire in 2036.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024.
The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and development ("R&D") expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022. These costs were required to be amortized for tax purposes over 5 years for R&D performed in the U.S. and over 15 years for R&D performed outside of U.S.
The One Big Beautiful Bill Act ("OBBBA") was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.
Congress modified the treatment for research and development expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.
The Company’s valuation allowance increased by $24.8 million and $16.0 million for the years ended December 31, 2025 and 2024, respectively, due primarily to the generation of NOLs. The Company’s valuation allowance for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance beginning of year	$114,972	$98,926
Increases recorded to income tax provision	24,804	16,046
Valuation allowance at end of year	$139,776	$114,972
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
As of December 31, 2025 and 2024, the Company had liabilities for uncertain tax positions of $4.8 million and $3.4 million, respectively, which, if recognized, would impact the Company’s effective income tax rate. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had not accrued interest or penalties related to uncertain tax positions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$3,364	$2,611
Additions based on tax positions related to current year	1,138	654
Additions for tax positions of prior years	320	99
Ending Balance	$4,822	$3,364
Due to cumulative losses, the Company has not made any income tax payments (or received any refunds) for the years ended December 31, 2025 and 2024.
14.Employee Benefit Plan
The Company sponsors a 401(k) Plan. Employees become eligible for participation upon the start of employment. Participants may elect to have a portion of their salary deferred and contributed to the 401(k) Plan up to the limit allowed under the Internal Revenue Code. The Company makes a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year. The Company made matching contributions which amounted to approximately $0.6 million and $0.6 million for each of the years ended December 31, 2025 and 2024, respectively. The employer contributions vest immediately as the Company has a Safe Harbor Plan.

15.Segment Information
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
As of December 31, 2025 and 2024, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenue under licensing agreements	$—	$925

Program specific expenses:
Rett syndrome	25,841	12,104
Batten disease	1,513	5,869
Early Discovery	3,223	5,401
Unallocated internal expenses:
Personnel-related	21,493	18,476
Stock-based compensation	6,472	4,506
Manufacturing	13,018	12,098
Other (a)	3,451	2,463
Total research and development expenses	$75,011	$60,917

General and administrative specific expenses:
Personnel-related	$9,257	$8,098
Stock-based compensation	7,711	3,813
Professional and consultant fees	4,586	4,558
Office-related	2,465	2,534
Other (b)	4,298	3,610
Total general and administrative expenses	$28,317	$22,613

Other income (c)	12,977	7,461
Net loss	$(90,351)	$(75,144)
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Attestation Report of the Registered Public Accounting Firm
As a smaller reporting company and non-accelerated filer, as defined in the Exchange Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, our independent registered public accounting firm has not audited or issued an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).
Item 9B. Other Information
(b) Trading Arrangements
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
134

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
135

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Except as otherwise disclosed below, the information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement, including under the sections entitled “Election of Directors,” “Corporate Governance,” “Insider Trading Policy,” “Executive Officers” and, if applicable, “Delinquent Section 16(a) Reports.”
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our 2026 Proxy Statement, including under the sections entitled “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our 2026 Proxy Statement, including under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to our 2026 Proxy Statement, including under the sections entitled “Certain Relationships and Related Party Transactions” and “Director Independence.”
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our 2026 Proxy Statement, including under the section entitled “Ratification of Independent Auditor Appointment.”
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

10.8
Amendment to Letter Agreement between Neurogene Inc. and Baker Bros. Advisors LP dated April 14, 2025 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2025).

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

10.17*	Second Amendment to Attorned Sublease between Neurogene Inc. and GTM Associates, LLC, effective as of November 1, 2025.
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

10.20#
Neurogene Inc. 2023 Equity Incentive Plan, as amended on June 12, 2025 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

10.21
Form of Option Grant Agreement and Option Grant Notice (ISO) for Registrant’s 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.22
Form of Option Grant Agreement and Option Grant Notice (NSO) for Registrant’s 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.23
Form of Restricted Stock Unit for Registrant’s 2023 Equity Incentive Plan (Incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.24
Neurogene Inc. 2025 Inducement Plan (Incorporated by Reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 24, 2025).

10.25
Form of Option Grant and Option Award Agreement for Neurogene Inc. 2025 Inducement Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2025).

10.26#
Neurogene Inc. 2023 Employee Stock Purchase Plan, as amended on June 12, 2025 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2025).

10.27#
Neoleukin Therapeutics, Inc. Amended and Restated 2014 Equity Incentive Plan as amended and restated on May 13, 2021 (Incorporated by reference to Exhibit 10.1 to Registrant’s 8-K filed with the Securities and Exchange Commission on May 14, 2021).

10.28#
Executive Employment Agreement with Rachel McMinn dated April 1, 2024 (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

10.29#
Executive Employment Agreement with Christine Mikail Cvijic dated April 1, 2024 (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

10.30#
Executive Employment Agreement with Julie Jordan dated April 1, 2024 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2025).

10.31#
Amended and Restated Consulting Agreement with Stuart Cobb Consulting, Ltd. dated April 19, 2024 (Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2024).

139

Exhibit	Description
10.32
Nonexclusive License Agreement between Neurogene and the Board of Trustees of the Leland Stanford Junior University dated August 6, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with Securities and Exchange Commission on November 18, 2024).

10.33
Sales Agreement dated August 11, 2025 by and between Neurogene Inc. and Leerink Partners LLP (Incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2025).

19.1*	Insider trading policies and procedures
21.1	List of Subsidiaries of Neurogene Inc. (Incorporated by reference to Exhibit 21.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2023).
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a).
32.1*##	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (PFO) pursuant to 18 U.S.C. Section 1350.
97.1	Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97.1 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Date: March 24, 2026	Neurogene Inc.
By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rachel McMinn Rachel McMinn, Ph.D.	Chief Executive Officer, Director (Principal Executive Officer)	March 24, 2026
/s/ Christine Mikail Christine Mikail, J.D.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2026
/s/ Robert Baffi Robert Baffi, Ph.D.	Director	March 24, 2026
/s/ Cory Freedland Cory Freedland, Ph.D.	Director	March 24, 2026
/s/ Sarah B. Noonberg Sarah B. Noonberg, M.D., Ph.D.	Director	March 24, 2026
/s/ Rohan Palekar Rohan Palekar	Director	March 24, 2026
/s/ Robert Keith Woods Robert Keith Woods	Director	March 24, 2026

141