Form 10-Q
period 2026-03-31
Neurogene Inc.
filed 2026-05-12
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 8, 2026, there were 15,801,901 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$124,161	$103,845
Short-term investments	119,021	165,168
Prepaid expenses and other current assets	3,565	2,757
Total current assets	246,747	271,770
Property and equipment, net	12,504	12,792
Operating lease right-of-use assets	2,458	2,648
Finance lease right-of-use assets	15	22
Restricted cash	339	339
Other non-current assets	1,078	1,033
Total assets	$263,141	$288,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,685	$1,953
Accrued expenses and other current liabilities	11,134	10,756
Operating lease liabilities, current	3,038	3,050
Finance lease liabilities, current	9	14
Contingent value rights liability, current	—	638
Total current liabilities	18,866	16,411
Operating lease liabilities, non-current	6,079	6,822
Finance lease liabilities, non-current	4	5
Contingent value rights liability, non-current	409	428
Other liabilities	—	51
Total liabilities	25,358	23,717
Commitments and contingencies - Note 9
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 15,615,786 and 15,489,800 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	621,366	617,536
Accumulated deficit	(383,583)	(352,649)
Total stockholders' equity	237,783	264,887
Total liabilities and stockholders' equity	$263,141	$288,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development expenses	$25,150	$17,760
General and administrative expenses	8,199	8,159
Total operating expenses	33,349	25,919
Loss from operations	(33,349)	(25,919)
Other income (expense):
Interest income	2,261	3,206
Interest expense	—	(2)
Other income	163	148
Other expense	(9)	(80)
Net loss	$(30,934)	$(22,647)

Per share information:
Net loss per share, basic and diluted	$(1.39)	$(1.08)
Weighted-average shares of common stock outstanding, basic and diluted	22,305,734	20,996,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2025	15,489,800	$—	$617,536	$(352,649)	$264,887
Stock-based compensation expense	—	—	3,629	—	3,629
Common stock issued upon exercise of stock options	21,324	—	201	—	201
Common shares issued upon vesting of restricted stock units	104,662	—	—	—	—
Net loss	—	—	—	(30,934)	(30,934)
Balance- March 31, 2026	15,615,786	$—	$621,366	$(383,583)	$237,783

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(30,934)	$(22,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,629	4,048
Depreciation and impairment of property and equipment	847	749
Non-cash operating lease expense	190	197
Amortization of finance lease right-of-use assets	7	13
Amortization and accretion of premiums/discounts on held-to-maturity investments	(374)	(1,747)
Change in contingent value rights liability	(657)	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	(808)	(278)
Other assets	(45)	79
Accounts payable	2,422	1,694
Accrued expenses and other liabilities	359	(2,203)
Operating lease liabilities	(755)	(706)
Net cash used in operating activities	(26,119)	(20,774)
Investing activities
Purchases of property and equipment	(281)	(780)
Purchases of held-to-maturity investments	(83,479)	(88,965)
Proceeds from maturities of held-to-maturity investments	130,000	44,700
Net cash provided by (used in) investing activities	46,240	(45,045)
Financing activities
Proceeds from the issuance of common stock upon exercise of options	201	19
Principal payments on finance leases	(6)	(15)
Net cash provided by financing activities	195	4
Net increase (decrease) in cash, cash equivalents and restricted cash	20,316	(65,815)
Cash, cash equivalents and restricted cash at beginning of period	104,184	136,925
Cash, cash equivalents and restricted cash at end of period	$124,500	$71,110

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$354	$80
Supplemental cash flow information:
Cash paid for interest	$—	$2
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc. (“Neoleukin”)) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc. (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which has completed dosing in a Phase 1/2 clinical trial for the treatment of Rett syndrome. The Company has also initiated a registrational trial of NGN-401 to treat Rett syndrome. The trial, known as the EmboldenTM study, is a single‑arm, baseline‑controlled, open‑label study evaluating NGN‑401 in females with Rett syndrome and has been designed to support a potential Biologics License Application ("BLA") submission. Since beginning operations, the Company has devoted substantially all its resources to conducting research and development activities and undertaking preclinical studies, establishing the Company’s manufacturing facility, conducting clinical trials and the manufacturing of product used in the Company’s clinical trials and preclinical studies, business planning, developing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
2.Risks and Uncertainties
The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, clinical studies and clinical trials, risks related to personnel changes and other disruptions at federal agencies, including the U.S. Food and Drug Administration ("FDA"), and uncertainty related to those disruptions, the need to obtain marketing approval for its drug candidates and its consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing and reimbursement, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to transition from pilot scale manufacturing to large scale production.
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock, and pre-funded warrants) and has incurred significant recurring losses, including net losses of $30.9 million and $22.6 million for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company used cash in operations of $26.1 million and $20.8 million for the three months ended March 31, 2026 and 2025, respectively, and had an accumulated deficit of $383.6 million as of March 31, 2026. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of approximately $243.2 million. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.
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
3.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026.
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2026, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2026.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$124,161	$103,845
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$124,500	$104,184
Cash equivalents consist of money market funds in which the carrying value equals the fair value (see Note 5, Fair Value of Financial Instruments). Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of March 31, 2026, the Company had $124.0 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax assets to a level which, more likely than not, will be realized. No provision for federal or state income taxes was recorded during the three months ended March 31, 2026 and 2025, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.
The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. As of March 31, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions.
Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of March 31, 2026 and March 31, 2025 were 6,792,559 and 6,124,996, respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Outstanding stock options	2,820,038	2,086,334
Restricted stock units	296,578	279,458
Performance stock units	252,124	252,124
Shares issuable under 2023 Employee Stock Purchase Plan	3,942	—
Total	3,372,682	2,617,916
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

4.Investments
The following table summarizes the Company’s investment securities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$116,978	$—	$—	$116,978
Short-term investments:
U.S. treasury notes	119,021	14	(1)	119,034
Total	$235,999	$14	$(1)	$236,012
All of the Company’s investments mature within the next 12 months.

	December 31, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$93,593	$—	$—	$93,593
Short-term investments:
U.S. treasury notes	165,168	135	(1)	165,302
Total	$258,761	$135	$(1)	$258,895
5.Fair Value of Financial Instruments
As of March 31, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Money market funds	$116,978	$—	$—
U.S. treasury notes	119,034	—	—
Total	$236,012	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$93,593	$—	$—
U.S. treasury notes	165,302	—	—
Total	$258,895	$—	$—
Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Other receivables	$250	$460
Prepaid expenses	2,943	1,938
Deferred financing costs	191	191
Other current assets	181	168
Total prepaid and other current assets	$3,565	$2,757
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Lab equipment	$3,301	$3,262
Manufacturing equipment	7,602	7,582
Office equipment	30	30
Leasehold improvements	15,602	15,418
Software	285	285
Land improvements	80	—
Construction in progress	560	324
Total property and equipment, cost	27,460	26,901
Less: accumulated depreciation and impairment	(14,956)	(14,109)
Property and equipment, net	$12,504	$12,792
The Company recorded depreciation and amortization expense of $0.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the three months ended March 31, 2026, impairment losses were immaterial. During the three months ended March 31, 2025, no impairment losses were recorded. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Compensation, bonuses and related benefits	$2,239	$5,072
Research and development	7,948	5,120
Other	947	564
Total accrued expenses and other current liabilities	$11,134	$10,756

9.Commitments and Contingencies
Lease Obligations
New York Headquarters Lease
In September 2019, the Company commenced a sub-lease of approximately 6,000 square feet of office space for the corporate headquarters in New York, New York with a term expiring in June 2023.
In July 2021, the sublessor was released from the original lease by the landlord, and the Company attorned to the landlord the executory terms and provisions of the sub-lease. In February 2022, the Company entered into an extension of the New York office lease (retroactive to December 2021) through June 2026. In November 2025, the Company entered into a second amendment of the lease, extending the New York office lease through January 2028, with decreased monthly lease payments of approximately $0.03 million. As a result, the Company recorded an additional operating right-of-use asset of approximately $0.4 million and an additional operating lease liability of approximately $0.4 million.
Houston Lease
In August 2019, the Company entered into an agreement to lease approximately 26,905 square feet in Houston, Texas to build a manufacturing facility and office with a term expiring in August 2029. The Company has the option to renew the lease term for two additional five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability or right-of-use asset. Monthly rent payments were approximately $0.03 million. In connection with the lease, the Company paid a security deposit of approximately $0.04 million.
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
Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.1 million for the three months ended March 31, 2026 and 2025 and is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.
Supplemental lease expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$419	$484
Finance lease cost
Amortization of finance leases	7	13
Interest on finance lease liabilities	—	2
Variable lease cost	297	352
Short-term lease cost	16	19
Total lease cost	$739	$870

Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations (the “Lease CVR”). As of March 31, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
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
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the condensed consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of March 31, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of March 31, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. The total amount of $0.9 million due under the Intellectual Property CVR was offset by $0.4 million due to permitted deductions under the Merger Agreement and the remaining $0.5 million was paid to the CVR holders.
CVR Payments
In August 2025, the Company made the second CVR payment to CVR holders of $0.8 million. $0.4 million was applied to the Sales Tax CVR and $0.4 million was applied to the Lease CVR, reducing the respective liabilities. In February 2026, the Company made the third CVR payment to CVR holders of $0.6 million. $0.3 million was applied to the Intellectual Property CVR and $0.3 million was applied to the Lease CVR.

The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$409	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$409	$638	$428
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of March 31, 2026 and therefore, no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for, as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of March 31, 2026, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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

License Agreement with The University of Edinburgh
In March 2022, the Company exercised an option under the MCA with respect to certain Projects and entered into a License Agreement with the University of Edinburgh (the “March 2022 Edinburgh License Agreement”), pursuant to which the Company licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, the Company obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligations under that license. The Company may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, the Company is also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones, of which $0.3 million has been paid in connection with the Phase 1/2 study. The remaining regulatory milestone payments consist of $2.0 million payable upon achievement of the first regulatory approval (FDA or European Medicines Agency (“EMA”)) and $3.0 million payable upon achievement of the second regulatory approval (FDA or EMA). In addition, the Company may be obligated to make up to $25.0 million of sales-related milestone payments based on annual net sales of Licensed Products in excess of defined thresholds.
For the three months ended March 31, 2026 and 2025, the expense recorded by the Company related to the MCA was $0.4 million and $0.4 million, respectively.
License Agreement with Virovek
In September 2020, the Company entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which the Company has a license to use certain patents and know-how on a non-exclusive basis related to the Company’s baculovirus process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculovirus process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. This agreement continues until the later of (i) the expiration of the last to expire patent right that covers the manufacture, use, offer for sale, sale, importation, export or supply of any licensed product, (ii) ten years after the first commercial sale of any licensed product, or (iii) the expiration of all regulatory or market exclusivities. The Company may terminate this agreement for convenience upon 60 days notice. During the three months ended March 31, 2026 and 2025, no milestone expense was recorded.
License Agreement with Sigma-Aldrich Co
In January 2023, the Company entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which the Company has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in the Company’s baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, the Company is obligated to pay up to $2.5 million in the aggregate for regulatory-related milestones. This agreement remains in force for as long as the Company continues to possess and use the licensed technology. The Company may terminate this agreement for convenience upon 60 days’ notice. During the three months ended March 31, 2026 and 2025, no milestone expense was recorded.
License Agreement with Stanford
In August 2024, the Company entered into a Non-Exclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of the Company’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay an annual license maintenance fee. The Company may terminate this agreement for convenience upon 30 days’ notice. During the three months ended March 31, 2026 and 2025, no milestone expense was recorded.

11.Stockholders’ Equity
Common stock and pre-funded warrants
In April 2025, the Company entered into an exchange agreement with existing stockholders to exchange an aggregate of 667,500 shares of the Company’s common stock for pre-funded warrants to purchase an aggregate of 667,563 shares of the Company’s common stock at an exercise price of $0.001 per share. The exchange was executed to facilitate the investor’s beneficial ownership thresholds. The exchange was accounted for as an equity-for-equity transaction. The Company derecognized the common shares and recognized an equivalent value in pre-funded warrants, with no gain or loss recognized.
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
During the year ended December 31, 2025, the Company sold 1,200,000 shares of the Company’s common stock pursuant to the Sales Agreement, and received $30.1 million in net proceeds after deducting commissions and other offering expenses. No sales occurred during the three months ended March 31, 2026.

Pre-funded warrants
The Company has pre-funded warrants outstanding to purchase an aggregate of 6,792,559 shares of the Company’s common stock as of March 31, 2026. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the Company’s outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing Financing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Common stock pre-funded warrant	$0.001	667,563	April 2025 common stock conversion
Total		6,792,559
The Company had reserved shares of the Company’s common stock for future issuance as follows:

	March 31, 2026	December 31, 2025
Unvested restricted stock units	296,578	256,361
Unvested performance stock units	252,124	252,124
Options outstanding	2,820,038	2,088,550
Shares available for future grant under the 2023 Equity Incentive Plan	1,301,337	1,277,826
Shares available for future grant under the 2025 Inducement Plan	362,460	394,055
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	535,911	313,088
Pre-funded warrants outstanding	6,792,559	6,792,559
Total common stock reserved	12,361,007	11,374,563
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
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$1,791	$1,570
General and administrative expenses	1,838	2,478
Total expense	$3,629	$4,048

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	2,088,550	$23.49	7.91
Granted	777,383	$17.77
Exercised	(21,324)	$9.43
Expired/Forfeited	(24,571)	$23.18
Outstanding at March 31, 2026	2,820,038	$22.02	8.23
Exercisable at March 31, 2026	1,054,285	$24.23	6.85
As of March 31, 2026, the aggregate intrinsic value of outstanding options and exercisable options was approximately $7.2 million and $3.2 million, respectively. The aggregate intrinsic value of options exercised was $0.3 million for the three months ended March 31, 2026.
The weighted-average grant date fair value of options granted was $14.06 and $12.78 per share for the three months ended March 31, 2026 and 2025, respectively. The Company recorded stock-based compensation related to stock options of approximately $2.5 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock option awards was approximately $27.4 million, which the Company expects to recognize over a weighted-average period of 2.79 years.
The fair value of each option was estimated on the grant date using the weighted-average assumptions in the table below:

Three Months Ended March 31,
	2026	2025
Expected volatility	96.59%-97.43%	93.99%-96.49%
Risk-free interest rate	3.64%-3.91%	3.97%-4.42%
Expected life (in years)	5.27-6.98	5.60-6.96
Expected dividend yield	—	—

Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the three months ended March 31, 2026 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	256,361	$26.16
Restricted stock units granted	150,430	$17.64
Restricted stock units vested	(104,662)	$28.16
Restricted stock units forfeited	(5,551)	$25.81
Unvested at March 31, 2026	296,578	$21.14
The Company recorded stock-based compensation expense related to RSUs of approximately $0.8 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there was approximately $6.0 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 2.00 years.
Performance Stock Units
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the three months ended March 31, 2026 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at March 31, 2026	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $0.3 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the second tranche of 126,062 PSUs were not deemed probable of achievement and are not currently considered probable to vest. As of March 31, 2026, there was approximately $6.0 million of unrecognized compensation cost related to PSUs.

13.Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODMs in deciding how to allocate resources and in assessing performance. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical stage biotechnology company that operates as a single operating segment and has one reportable segment. In addition to reviewing the expenses in the consolidated statement of operations, the CODMs are provided with research and development costs for Rett syndrome, Batten disease and Early Discovery, as well as categorized general and administrative expenses. The research and development programs are considered significant by the Company. The CODMs assess the financial performance of the segment and decides how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODMs also assess performance of the segment according to preclinical and clinical data, the stage of development of the research and development programs, along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors.
As of March 31, 2026 and 2025, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Program specific expenses:
Rett syndrome	$11,037	$4,524
Batten disease	178	845
Early Discovery	613	1,287
Unallocated internal expenses:
Personnel-related	6,456	5,404
Stock-based compensation	1,791	1,570
Manufacturing	4,197	3,107
Other (a)	878	1,023
Total research and development expenses	$25,150	$17,760

General and administrative specific expenses:
Personnel-related	$2,626	$2,484
Stock-based compensation	1,838	2,478
Professional and consultant fees	1,402	1,277
Office-related	610	632
Other (b)	1,723	1,288
Total general and administrative expenses	$8,199	$8,159

Other income(c)	2,415	3,272
Net loss	$(30,934)	$(22,647)
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
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026 (“Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results or outcomes, or the timing of our results or outcomes, could differ materially from the results or outcomes described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of the Annual Report on Form 10-K as well as the risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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

Our first clinical-stage program, NGN-401, is in development for the treatment of Rett syndrome, a severe and progressive neurodevelopmental disease with substantial neurological and physical impairments and significant unmet need. NGN-401 is purposefully designed to utilize the EXACT platform and adeno-associated virus (“AAV”) delivery via intracerebroventricular (“ICV”) administration, and to deliver the full-length MECP2 gene which preserves the complete set of endogenous regulatory elements to restore functional MeCP2 protein. Our ongoing registrational trial of NGN-401, EmboldenTM, is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. Approximately 90% of participants have been dosed in Embolden, and we are on track to complete dosing in the second quarter of 2026. We completed dosing in a Phase 1/2 open-label, multi-center clinical trial of NGN-401 gene therapy for Rett syndrome, with ten participants receiving the 1E15 vg dose. NGN-401 is delivered using a one-time ICV procedure, which we believe is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology. Clinical grade NGN-401 manufactured at our fully operational current good manufacturing practices (“cGMP”) facility in Houston, Texas was used for dosing in the Phase 1/2 clinical trial and is being used for the Embolden trial. We believe that our in-house manufacturing capabilities better enable control of product quality and development timelines, strategic pipeline and financial flexibility, and clinical-to-commercial continuity.
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

In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 EmboldenTM registrational trial design, and we confirmed these elements and the trial design in September 2025. Embolden is a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 in females with Rett syndrome. The trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market.
The primary endpoint is a responder-based composite endpoint that will assess an improvement in the Clinical Global Impression–Improvement Scale (“CGI-I”) with Rett syndrome anchors and the gain of a developmental milestone, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. A response rate of 35% is the minimum threshold for success to reject the null hypothesis in the Embolden trial.
Approximately 90% of participants have been dosed in Embolden. We are on track to complete dosing in the second quarter of 2026. NGN-401 at the 1E15 vg dose has been generally well-tolerated in the Phase 1/2 trial and Embolden, with no cases of HLH as of May 11, 2026. We expect to present updated interim safety and efficacy data on the pediatric cohort and the adolescent/adult cohort from the Phase 1/2 trial in mid-2026.
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
In August 2024, we announced that NGN-401 received Regenerative Medicine Advanced Therapy (“RMAT”) designation from the FDA. RMAT designation is granted for regenerative medicines intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and with preliminary clinical evidence that indicates that the drug has the potential to address unmet medical needs. Benefits of the RMAT designation program include early and frequent communications with FDA senior managers, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review.
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

Consistent with our precision drug delivery approach, we believe in utilizing the most optimal route of administration for our genetic medicines that best targets the underlying pathophysiology and biology of the disease to increase the probability of technical and regulatory success. The pathobiology of Rett syndrome involves structures across the brain and other areas of the nervous system. Therefore, it was critical to us to evaluate the optimal route of administration to achieve broad adeno-associated virus serotype 9 (“AAV9”) distribution to key regions relevant for disease. In October 2025, we presented new preclinical data from non-human primates (“NHPs”) demonstrating that ICV delivery of NGN-401 achieves superior AAV biodistribution across brain regions relevant to Rett syndrome, compared to intrathecal lumbar (“IT-L”) delivery.
The head-to-head NHP study compared ICV and IT-L administration of NGN-401 at a dose that approximates the human dose being evaluated in the NGN-401 Phase 1/2 and Embolden clinical trials (1E15 vg) alongside a dose approximately four times higher than the clinically relevant dose administered via IT-L. ICV administration of NGN-401 showed greater expression of the full-length therapeutic MECP2 transgene mRNA in key brain regions underlying Rett syndrome pathophysiology when compared to the same IT-L administered dose. Similar levels of transgene RNA expression were observed in the lumbar spinal cord between the two delivery methods. Higher transgene RNA expression in key areas of the brain was also observed when ICV was compared to the approximately four times higher dose IT-L cohort. Comparable peripheral exposure of vector genome biodistribution was observed in peripheral organs, including the liver, between equivalent ICV and IT-L doses, consistent with data from intra-CSF administered products.
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

Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $552.1 million. However, we have incurred significant recurring losses, including a net loss of $30.9 million and $22.6 million for the three months ended March 31, 2026 and 2025, respectively. In addition, as of March 31, 2026, we had an accumulated deficit of $383.6 million and cash, cash equivalents and short-term investments totaling $243.2 million. In order to continue our operations, we must achieve profitable operations and/or obtain additional equity or debt financing. Until we achieve profitability, management plans to fund our operations and capital expenditures with cash on hand and the sale and issuance of securities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
We do not have any products approved for commercial sale and have not generated any commercial revenue from product sales. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We expect to spend a significant amount in development and marketing costs prior to such time. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. We may never succeed in achieving regulatory and marketing approval for our product candidates. We may obtain unexpected results from our preclinical and clinical trials. For example, in November 2024 we decided not to move forward with the NGN-101 gene therapy program for CLN5 Batten disease, given the rarity of the disease and the lack of a streamlined registrational pathway with the FDA following denial of our RMAT application for that program. We may in the future elect to discontinue, delay, or modify additional preclinical and clinical trials of our other product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales or other sources, if ever, management expects to finance our operations through private or public equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all, which could have a material adverse effect on our business. Our management cannot provide assurance that we will ever generate positive cash flow from operating activities. See “Liquidity and Capital Resources”.

In December 2020, we entered into the Master Collaboration Agreement (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”), which was amended in November 2023 to extend the term of the MCA to December 2026. This collaboration supports our pipeline development activities, and provides us with the option to in-license product candidates arising from research conducted in Dr. Stuart Cobb’s laboratory. Dr. Cobb serves as our Chief Scientific Officer and is also a Professor at the University of Edinburgh. Under the standard policies of the University of Edinburgh, as a professor inventor, he may be entitled to receive in the future a percentage of certain license-related payments made by us to the University. For more information about the MCA, see “Management’s Discussion & Analysis of Financial Condition and Results of Operations—License and Collaboration Agreements”.
Impact of Global Economic Events
Uncertainty in the global economy presents significant risks to our business. We are subject to continued risks and uncertainties related to the current macroeconomic environment, including persistent inflation, changing interest rates, changes in foreign currency exchange rates, changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, changes in domestic and global monetary and fiscal policy, the enactment of the BIOSECURE Act in December 2025, which mandates a transition away from “biotechnology companies of concern,” rapid changes in the regulatory and legislative landscape in the United States, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and significant volatility in commodity prices, including the price of oil, and the responses thereto, the impacts of climate change, and supply chain disruptions. While management is closely monitoring the impact of the current macroeconomic conditions on aspects of our business, including the impacts on our participants in our Phase 1/2 and Embolden clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the direct and indirect impacts on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see the section entitled “Risk Factors.”
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development expenses	$25,150	$17,760	$7,390
General and administrative expenses	8,199	8,159	40
Total operating expenses	33,349	25,919	7,430
Loss from operations	(33,349)	(25,919)	(7,430)
Other income (expense):
Interest income	2,261	3,206	(945)
Interest expense	—	(2)	2
Other income	163	148	15
Other expense	(9)	(80)	71
Net loss	$(30,934)	$(22,647)	$(8,287)
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Program specific expenses:
Rett syndrome	$11,037	$4,524	$6,513
Batten disease	178	845	(667)
Early Discovery	613	1,287	(674)
Unallocated internal expenses:
Personnel-related	6,456	5,404	1,052
Stock-based compensation	1,791	1,570	221
Manufacturing	4,197	3,107	1,090
Other	878	1,023	(145)
Total research and development expenses	$25,150	$17,760	$7,390
Research and development expenses were $25.2 million for the three months ended March 31, 2026, as compared to $17.8 million for the three months ended March 31, 2025.

Expenses related to the Rett syndrome program increased primarily due to a $5.1 million increase in clinical trial costs related to the Phase 1/2 and pivotal clinical trial of NGN-401, a $2.4 million increase in chemistry, manufacturing and controls (“CMC”) costs primarily related to CDMO support for NGN-401 and a $1.0 million decrease in preclinical costs. The decrease in expenses related to the Batten disease program was primarily driven by a $0.6 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery program was driven by a $0.6 million decrease in preclinical costs primarily due to lower costs of preclinical development for the Early Discovery program.
The increase in unallocated internal expenses was primarily driven by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to CMC.
We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development and, as we continue to develop additional product candidates, build our manufacturing capabilities and develop our EXACT technology.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
General and administrative specific expenses:
Personnel-related	$2,626	$2,484	$142
Stock-based compensation	1,838	2,478	(640)
Professional and consultant fees	1,402	1,277	125
Office-related	610	632	(22)
Other	1,723	1,288	435
Total general and administrative expenses	$8,199	$8,159	$40
General and administrative expenses were $8.2 million for the three months ended March 31, 2026, as compared to $8.2 million for the three months ended March 31, 2025. General and administrative expenses were comparable to prior year, with increases primarily attributable to: (i) a $0.4 million increase in other expenses, primarily related to higher corporate costs and pre-commercial activities, (ii) a $0.1 million increase in personnel-related expenses, reflecting higher headcount to support business operations, and (iii) a $0.1 million increase in professional and consultant fees, primarily due to higher patent and IT services costs. These increases were partially offset by a $0.6 million decrease in stock-based compensation expense.
We expect general and administrative expenses to increase in future periods as we continue to scale our operations.
Interest Income
Interest income decreased by $0.9 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in short-term investments and lower yields on cash, cash equivalents, and short-term investment balances.
Other Income
The change in other income was not material for the three months ended March 31, 2026 and three months ended March 31, 2025.
Other Expenses
The change in other expenses was not material for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

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
As of March 31, 2026, we had cash, cash equivalents and short-term investments totaling $243.2 million. Since inception and through the issuance of these financial statements, we have funded our operations primarily through the sales of convertible preferred stock and common stock for net proceeds of approximately $552.1 million, including net proceeds from sale of common stock pursuant to our ATM Sales Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(26,119)	$(20,774)
Net cash provided by (used in) investing activities	46,240	(45,045)
Net cash provided by financing activities	195	4
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,316	$(65,815)
Cash Flows from Operating Activities
For the three months ended March 31, 2026, we used $26.1 million of cash in operating activities. Cash used in operating activities reflected our net loss of $30.9 million, a $1.2 million decrease in our net operating assets and non-cash charges of $3.6 million, which consisted primarily of $3.6 million of stock-based compensation, $0.8 million in depreciation and impairment expense and $0.2 million in non-cash operating lease expense partially offset by $0.4 million in accretion on the held-to-maturity investments and $0.7 million change in the contingent value rights liability. The primary use of cash was to fund our operations related to the development of our product candidates.

For the three months ended March 31, 2025, we used $20.8 million of cash in operating activities. Cash used in operating activities reflected our net loss of $22.6 million, a $1.4 million net increase in our operating assets and liabilities, and non-cash charges of $3.3 million, which consisted primarily of $4.0 million in stock-based compensation, $0.7 million in depreciation and $0.2 million in non-cash operating lease expense, partially offset by $1.7 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the three months ended March 31, 2026, net cash flows provided by investing activities consisted of proceeds from maturities of short-term investments of $130.0 million, partially offset by purchases of short-term investments of $83.5 million and purchases of property and equipment of $0.3 million.
For the three months ended March 31, 2025, net cash flows used in investing activities consisted of purchases of short-term investments of $89.0 million and purchases of property and equipment of $0.8 million, partially offset by proceeds from maturities of short-term investments of $44.7 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2026, net cash flows provided by financing activities primarily consisted of proceeds of $0.2 million from the exercise of stock options.
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

Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Licensing Agreement, dated December 18, 2023, by and between us and the rights agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the reverse merger with Neoleukin (the “Lease CVR”). As of March 31, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. As of March 31, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes the components of the contingent value rights liability as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$409	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$409	$638	$428
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

License Agreement with The University of Edinburgh
In March 2022, we exercised our option under the MCA with respect to certain Projects and entered into a License Agreement with the University of Edinburgh (the “March 2022 Edinburgh License Agreement”), pursuant to which we licensed certain patents and know-how related to the EXACT technology and optimized MECP2 cassettes on an exclusive basis. Under the March 2022 Edinburgh License Agreement, we obtained an exclusive, worldwide license to the licensed patents to develop, manufacture, supply, sell, and commercialize any products that utilize the licensed patents (the “Licensed Products”) in exchange for low single-digit percentage royalties on future commercial net sales of the Licensed Products. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the later of the expiration of the last licensed patent covering such Licensed Product in the country where the Licensed Product is sold, or, if no licensed patent exists or has expired in such country, then 10 years from first commercial sale of such Licensed Product in such country (the “Royalty Term”). The term of the March 2022 Edinburgh License Agreement continues until the end of the Royalty Term and the expiration of all of the payment obligations under that license. We may terminate the March 2022 Edinburgh License Agreement for convenience upon 90 days’ notice. In connection with the license, we are also obligated to pay the University of Edinburgh up to $5.3 million in regulatory-related milestones, of which $0.3 million has been paid in connection with the Phase 1/2 study. The remaining regulatory milestone payments consist of $2.0 million payable upon achievement of the first regulatory approval (FDA or EMA) and $3.0 million payable upon achievement of the second regulatory approval (FDA or EMA). In addition, we may be obligated to make up to $25.0 million of sales-related milestone payments based on annual net sales of Licensed Products in excess of defined thresholds.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the three months ended March 31, 2026.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through private financings and have incurred significant recurring losses, including a cumulative net loss from inception through March 31, 2026 of $383.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly with respect to our Embolden registrational clinical trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.

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
•the number and scope of preclinical and clinical programs we pursue to develop our gene therapy candidate pipeline and EXACT (Expression Attenuation via Construct Tuning) platform;
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
•the scale up of our clinical and regulatory capabilities, including establishing our current good manufacturing practices (“cGMP”) manufacturing capabilities to support expansion of our pipeline and future registration-enabling clinical trials, obtaining cGMP material for clinical trials or potential commercial sales, and performing Process Performance Qualification (“PPQ”) testing to demonstrate consistent quality in our manufacturing process;
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
We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, as of March 31, 2026, we have sold $31.0 million in shares of common stock, resulting in proceeds of $30.1 million after deducting sales commissions and other offering expenses. We may in the future, from time to time, offer and sell through Leerink up to an additional $119.0 million of the common stock registered under the shelf registration statement, pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including volatility in interest rates, escalating trade tensions and restrictions, tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $30.9 million for the three months ended March 31, 2026 and our cumulative net loss from inception as of March 31, 2026 was $383.6 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Furthermore, failure can occur at any time during the preclinical study or clinical trial process, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials, especially as our initial clinical trials do not contain a control arm. In addition, we have designed our initial clinical trials with relatively small cohorts before expanding in size and dosing in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from dose escalating or subsequently expanding into larger trial cohorts. For example, in November 2024, following an SAE at the 3E15 vg dose in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome that resulted in a fatality, we elected to revise our trial protocol before resuming dosing and remove the 3E15 vg dose from the trial protocol with no plans to enroll any further participants at that dose.
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
Biological products are inherently difficult to manufacture. Although we believe that the manufacture of our product candidates may be simplified due to their shared raw materials and other similarities, we cannot be certain that this will be the case and we may be required to develop manufacturing methods that ultimately differ significantly between product candidates, which would require that we invest substantial time and capital to develop suitable manufacturing methods. Our program materials are manufactured using technically complex processes requiring specialized equipment and facilities, highly specific raw materials, cells, and reagents, and other production constraints. Our production process requires a number of highly specific raw materials, cells and reagents with limited suppliers. Even though we aim to have backup supplies of raw materials, cells and reagents whenever possible, we cannot be certain those supplies will be sufficient if our primary sources are unavailable. One or more of our suppliers is the sole source of certain materials used by us in our manufacturing process, and a disruption of the supply of those materials could also negatively impact our ability to manufacture clinical supply as we would have to suspend or revise our operations to accommodate for any disruption in the supply of those materials. A shortage of a critical raw material, cell line, or reagent, or a technical issue during manufacturing, may lead to delays in clinical development or commercialization plans. We are particularly susceptible to any shortages, delays or inability to obtain suitable raw materials, given that all of our current and planned product candidates require this starting material. Any changes in the manufacturing of components of the raw materials we use could result in unanticipated or unfavorable effects in our manufacturing processes, resulting in delays. The raw materials we use may also be sensitive to certain environmental factors, may change over time, or may be of inconsistent quality which could cause small variances in the biological assays between manufacturing lots.  If we experience significant variability between our manufacturing lots, we may be required to perform additional testing for safety and efficacy prior to seeking approval for such product candidate, which could delay our development process.
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
To date, we have manufactured NGN-401 in quantities and quality adequate for preclinical, toxicology and clinical studies. In order to conduct clinical trials for a product candidate and for commercialization of the resulting product if that product candidate is approved for sale, we will need to manufacture future product candidates in additional cGMP campaigns which may also require us to manufacture using larger batch sizes. We may not be able to successfully manufacture sufficient quantity, including any necessary increases in manufacturing capacity, for any of our future product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies and/or analytical comparability studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities. If we are unable to successfully manufacture any of our future product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Founder and Chief Executive Officer, President and Chief Financial Officer, Chief Medical Officer, Chief Scientific Officer, Chief Commercial Officer and Senior Vice President of Technical Operations, as well as other key members of our leadership team. Our executive officers and other key personnel may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. Failure to attracting and retaining qualified personnel could materially and adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources on our employee recruitment and retention efforts.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of March 31, 2026, we license 30 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.

Our intellectual property portfolio is at an early stage. As of March 31, 2026, our licensed intellectual property only includes four issued patents, all of which are related to our NGN-101 program which we are no longer actively pursuing. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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

In September 2025, the United States announced plans to impose up to 100% tariffs on imported branded or patented pharmaceuticals, subject to certain exceptions, and in April 2026, the U.S. Administration issued a Proclamation regarding the imposition of such tariffs. While the U.S. government has granted exemptions or lower reciprocal rates (often 15% or less) to certain trading partners—such as the United Kingdom, Argentina, and South Korea—and provided relief to companies entering into "Most Favored Nation" pricing agreements or committing to U.S. manufacturing, there is no guarantee that our specific product candidates or their components will qualify for such relief. These tariffs apply to many active pharmaceutical ingredients and bulk drug products, including those intended for clinical use, which has increased the costs of our clinical trials. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The ongoing shift toward bilateral "reciprocal" trade deals creates a fragmented global market that may increase our administrative and compliance costs. Fluctuating interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, tensions with China, the ongoing military conflict between Russia and Ukraine and in the Middle East and the related volatility in the price of oil and other commodity prices, and heightened tensions in the Persian Gulf in early 2026 which escalated into a major military conflict throughout the region with significant continued uncertainty and instability have impacted energy costs, costs of goods and services, and created extreme volatility in the global capital markets and may have further global economic consequences, including increased disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of economic or political uncertainty, political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including materials, operational labor and employee benefit costs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of March 31, 2026, there are approximately 22,408,345 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. In August 2025, we entered into the Sales Agreement with Leerink, pursuant to which we have sold $31.0 million in shares of our common stock as of March 31, 2026 in “at the market” offerings. We may from time to time offer and sell through Leerink up to an additional $119.0 million of the common stock registered under the shelf registration statement pursuant to one or more additional “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Date: May 12, 2026	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)