Form 10-Q
period 2026-06-30
Neurogene Inc.
filed 2026-08-11
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 7, 2026, there were 20,011,382 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$112,485	$103,845
Short-term investments	112,907	165,168
Prepaid expenses and other current assets	3,521	2,757
Total current assets	228,913	271,770
Property and equipment, net	11,734	12,792
Operating lease right-of-use assets	2,263	2,648
Finance lease right-of-use assets	8	22
Restricted cash	339	339
Other non-current assets	1,107	1,033
Total assets	$244,364	$288,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,294	$1,953
Accrued expenses and other current liabilities	15,185	10,756
Operating lease liabilities, current	3,021	3,050
Finance lease liabilities, current	5	14
Contingent value rights liability, current	—	638
Total current liabilities	21,505	16,411
Operating lease liabilities, non-current	5,316	6,822
Finance lease liabilities, non-current	3	5
Contingent value rights liability, non-current	407	428
Other liabilities	—	51
Total liabilities	27,231	23,717
Commitments and contingencies - Note 9
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 15,830,504 and 15,489,800 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	635,204	617,536
Accumulated deficit	(418,071)	(352,649)
Total stockholders' equity	217,133	264,887
Total liabilities and stockholders' equity	$244,364	$288,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$25,468	$19,366	50,618	37,131
General and administrative expenses	11,202	6,715	19,401	14,869
Total operating expenses	36,670	26,081	70,019	52,000
Loss from operations	(36,670)	(26,081)	(70,019)	(52,000)
Other income (expense):
Interest income	2,046	2,928	4,307	6,134
Interest expense	—	(1)	(1)	(3)
Other income	143	1,212	307	1,360
Other expense	(7)	(74)	(16)	(154)
Net loss	$(34,488)	$(22,016)	$(65,422)	$(44,663)

Per share information:
Net loss per share, basic and diluted	$(1.53)	$(1.05)	$(2.92)	$(2.12)
Weighted-average shares of common stock outstanding, basic and diluted	22,552,032	21,055,378	22,429,563	21,025,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2025	15,489,800	$—	$617,536	$(352,649)	$264,887
Stock-based compensation expense	—	—	3,629	—	3,629
Common stock issued upon exercise of stock options	21,324	—	201	—	201
Common shares issued upon vesting of restricted stock units	104,662	—	—	—	—
Net loss	—	—	—	(30,934)	(30,934)
Balance- March 31, 2026	15,615,786	$—	$621,366	$(383,583)	$237,783
Stock-based compensation expense	—	—	7,862	—	7,862
Common stock issued upon exercise of stock options	1,374	—	22	—	22
Common stock issued under the 2023 Employee Stock Purchase Plan	3,815	—	67	—	67
Issuance of common stock in at-the-market offering, net of offering costs	209,529	—	5,904	—	5,904
Deferred costs related to offering	—	—	(17)	—	(17)
Net loss	—	—	—	(34,488)	(34,488)
Balance- June 30, 2026	15,830,504	$—	$635,204	$(418,071)	$217,133

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795
Stock-based compensation expense	—	—	3,408	—	3,408
Exchange of common stock for pre-funded warrants	(667,500)	—	—	—	—
Common stock issued upon exercise of stock options	7,198	—	68	—	68
Net loss	—	—	—	(22,016)	(22,016)
Balance- June 30, 2025	14,269,264	$—	$580,216	$(306,961)	$273,255
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(65,422)	$(44,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,491	7,456
Depreciation and impairment of property and equipment	1,660	1,503
Non-cash operating lease expense	385	399
Amortization of finance lease right-of-use assets	14	26
Amortization and accretion of premiums/discounts on held-to-maturity investments	(718)	(3,220)
Change in contingent value rights liability	(659)	78
Changes in assets and liabilities:
Prepaid expenses and other current assets	(774)	(949)
Other assets	(74)	(121)
Accounts payable	1,298	719
Accrued expenses and other liabilities	4,454	(31)
Operating lease liabilities	(1,535)	(1,433)
Net cash used in operating activities	(49,880)	(40,236)
Investing activities
Purchases of property and equipment	(635)	(928)
Purchases of held-to-maturity investments	(196,161)	(149,367)
Proceeds from maturities of held-to-maturity investments	249,140	112,700
Net cash provided by (used in) investing activities	52,344	(37,595)
Financing activities
Proceeds from the issuance of common stock upon exercise of options	223	87
Principal payments on finance leases	(11)	(29)
Proceeds from sale of common stock in at-the-market offering, net of offering costs	5,914	—
Proceeds from the issuance of common stock under the 2023 Employee Stock Purchase Plan	67	—
Deferred costs related to offering	(17)	—
Net cash provided by financing activities	6,176	58
Net increase (decrease) in cash, cash equivalents and restricted cash	8,640	(77,773)
Cash, cash equivalents and restricted cash at beginning of period	104,184	136,925
Cash, cash equivalents and restricted cash at end of period	$112,824	$59,152

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	$43	$128
Deferred offering costs reclassified to additional paid-in capital	$10	$—
Supplemental cash flow information:
Cash paid for interest	$1	$3
The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUROGENE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.Organization and Description of Business
Neurogene Inc. (formerly known as Neoleukin Therapeutics, Inc. (“Neoleukin”)) (the “Company” or “Neurogene”) is a clinical-stage biotechnology company that is a result of the reverse merger. The operating entity of Neurogene Inc. is the wholly owned subsidiary incorporated in the state of Nevada and also named Neurogene Inc. (“Neurogene OpCo”). Neurogene OpCo was incorporated as a limited liability company in Delaware on January 26, 2018 and converted into a Delaware corporation on July 3, 2018, and then merged with a wholly owned subsidiary of the parent company and re-domiciled to Nevada on December 18, 2023 after completing a reverse merger with Neoleukin Therapeutics, Inc. (the “Closing”), in accordance with the terms of the Agreement and Plan of Merger, dated as of July 17, 2023 (the “Merger Agreement”). Both Neurogene and Neurogene OpCo have a principal place of business in New York, NY. Neurogene was formed to harness the power of gene therapy, combined with its EXACTTM transgene regulation technology, to turn today’s complex, devastating neurological diseases into treatable conditions. The Company’s first clinical-stage program to utilize the EXACT technology is NGN-401, which has completed dosing in a Phase 1/2 clinical trial for the treatment of Rett syndrome. The Company has also completed dosing in its registrational trial of NGN-401 to treat Rett syndrome. The trial, known as the EmboldenTM study, is a single‑arm, baseline‑controlled, open‑label study evaluating NGN‑401 in females with Rett syndrome and has been designed to support a potential Biologics License Application ("BLA") submission. Since beginning operations, the Company has devoted substantially all its resources to conducting research and development activities and undertaking preclinical studies, establishing the Company’s manufacturing facility, conducting clinical trials and the manufacturing of product used in the Company’s clinical trials and preclinical studies, business planning, developing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock, and pre-funded warrants) and has incurred significant recurring losses, including net losses of $65.4 million and $44.7 million for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company used cash in operations of $49.9 million and $40.2 million for the six months ended June 30, 2026 and 2025, respectively, and had an accumulated deficit of $418.1 million as of June 30, 2026. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $225.4 million. To further enhance the Company’s financial flexibility and support strategic growth initiatives, subsequent to June 30, 2026, the Company completed a public offering of common stock and pre-funded warrants, generating aggregate gross proceeds of approximately $143.8 million and net proceeds of approximately $134.8 million after deducting underwriters’ discount and commissions and estimated offering expenses (see Note 14, Subsequent Events). The cash and cash equivalents balance presented in the unaudited condensed consolidated balance sheet as of June 30, 2026, does not reflect these proceeds. The Company expects its available cash and cash equivalents on hand as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.

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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2026, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2026.
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

Segment Information
The Company determines and presents operating segments based on the information internally provided to the Chief Operating Decision Makers (“CODMs”) in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical-stage biotechnology company that operates as a single operating segment and has one reportable segment. Refer to Note 13, Segment Information, for further information related to the Company’s segment.
Cash, Cash Equivalents and Investments
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$112,485	$103,845
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$112,824	$104,184
Cash equivalents consist of money market funds in which the carrying value equals the fair value (see Note 5, Fair Value of Financial Instruments). Restricted cash includes $0.3 million in cash deposits the Company maintains with its bank as collateral for the irrevocable letters of credit related to its lease obligations.
The Company’s investments in U.S. treasury notes are classified as held-to-maturity because the Company has the intent and ability to hold the securities to maturity. Accordingly, these securities are carried at amortized cost. Unrealized gains and losses are not recognized in other comprehensive income or loss.
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of June 30, 2026, the Company had $112.3 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax assets to a level which, more likely than not, will be realized. No provision for federal or state income taxes was recorded during the three and six months ended June 30, 2026 and 2025, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.
The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. As of June 30, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of June 30, 2026 and 2025 were 6,792,559. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Outstanding stock options	2,977,194	2,125,498
Restricted stock units	287,922	271,923
Performance stock units	252,124	252,124
Shares issuable under 2023 Employee Stock Purchase Plan	4,879	10,225
Total	3,522,119	2,659,770
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss). The Company had no items of other comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025. Accordingly, comprehensive loss was equal to net loss for all periods presented.
Recently Issued Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has or may have a material impact on its condensed financial statements or disclosures.
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
4.Investments
The following table summarizes the Company’s investment securities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$96,954	$—	$—	$96,954
Short-term investments:
U.S. treasury notes	112,907	—	(12)	112,895
Total	$209,861	$—	$(12)	$209,849
All of the Company’s investments mature within the next 12 months.

	December 31, 2025
	Amortized cost, as adjusted	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$93,593	$—	$—	$93,593
Short-term investments:
U.S. treasury notes	165,168	135	(1)	165,302
Total	$258,761	$135	$(1)	$258,895
5.Fair Value of Financial Instruments
As of June 30, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Money market funds	$96,954	$—	$—
U.S. treasury notes	112,895	—	—
Total	$209,849	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$93,593	$—	$—
U.S. treasury notes	165,302	—	—
Total	$258,895	$—	$—

Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.
6.Prepaid expenses and other current assets
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Other receivables	$433	$460
Prepaid expenses	2,563	1,938
Deferred financing costs	393	191
Other current assets	132	168
Total prepaid and other current assets	$3,521	$2,757
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Lab equipment	$3,366	$3,262
Manufacturing equipment	7,827	7,582
Office equipment	30	30
Leasehold improvements	15,640	15,418
Software	285	285
Land improvements	80	—
Construction in progress	276	324
Total property and equipment, cost	27,504	26,901
Less: accumulated depreciation and impairment	(15,770)	(14,109)
Property and equipment, net	$11,734	$12,792
The Company recorded depreciation and amortization expense of $0.8 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and recorded $1.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the six months ended June 30, 2026, impairment losses were immaterial. During the six months ended June 30, 2025, no impairment losses were recorded. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Compensation, bonuses and related benefits	$4,101	$5,072
Research and development	10,006	5,120
Other	1,078	564
Total accrued expenses and other current liabilities	$15,185	$10,756

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
Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expires on September 30, 2026. The Company also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene is entitled to receive approximately $1.6 million in lease payments. The Company recorded sublease income of $0.1 million for the three months ended June 30, 2026 and 2025. The Company recorded sublease income of $0.3 million for the six months ended June 30, 2026 and 2025. Sublease income is included in other income in the statement of operations. The term of the sublease is through September 30, 2026.
Supplemental lease expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$405	$472	$823	$956
Finance lease cost
Amortization of finance leases	7	12	14	26
Interest on finance lease liabilities	—	1	1	3
Variable lease cost	327	385	710	737
Short-term lease cost	7	11	23	29
Total lease cost	$746	$881	$1,571	$1,751

Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations (the “Lease CVR”). As of June 30, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term.
Intellectual Property CVR
Under the CVR Agreement, each CVR holder is eligible to receive 100% of the net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant to any agreements entered into before the Closing, and 80% of net proceeds, if any, derived from any consideration paid as a result of the disposition of Neoleukin’s pre-merger legacy assets pursuant to any agreements entered into within one year after the Closing (the “Intellectual Property CVR”). Contingent consideration liabilities related to the CVR Agreement will only be recorded if the liabilities are probable and estimable as of the balance sheet date. Refer to the December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement subsections below for further detail on the current agreements related to the Company’s Intellectual Property CVR.
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023 with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the condensed consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of June 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of June 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.
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

The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$407	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$407	$638	$428
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of June 30, 2026 and therefore, no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for, as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of June 30, 2026, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
Litigation and Legal Proceedings
The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of outstanding legal matters cannot presently be determined, the Company does not expect that the ultimate disposition will have a material effect on its financial condition, results of operations or cash flows. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome of any particular legal matter will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
10.Licenses
Master Collaboration Agreement with The University of Edinburgh
In December 2020, the Company entered into a Master Collaboration Agreement (the “MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”). Under the MCA, the Company and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and the Company agreed to provide funding for such Projects for a 40-month initial term, which was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. Under the MCA, the Company is obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the duration of the MCA. Either party may terminate the MCA for convenience upon 90 days’ notice. If the Company were to terminate the MCA, the Company would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.

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
For the six months ended June 30, 2026 and 2025, the expense recorded by the Company related to the MCA was $0.8 million and $0.8 million, respectively.
License Agreement with Virovek
In September 2020, the Company entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which the Company has a license to use certain patents and know-how on a non-exclusive basis related to the Company’s baculovirus process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculovirus process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. This agreement continues until the later of (i) the expiration of the last to expire patent right that covers the manufacture, use, offer for sale, sale, importation, export or supply of any licensed product, (ii) ten years after the first commercial sale of any licensed product, or (iii) the expiration of all regulatory or market exclusivities. The Company may terminate this agreement for convenience upon 60 days notice. During the six months ended June 30, 2026 and 2025, no milestone expense was recorded.
License Agreement with Sigma-Aldrich Co
In January 2023, the Company entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which the Company has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in the Company’s baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, the Company is obligated to pay up to $2.5 million in the aggregate for regulatory-related milestones. This agreement remains in force for as long as the Company continues to possess and use the licensed technology. The Company may terminate this agreement for convenience upon 60 days’ notice. During the six months ended June 30, 2026 and 2025, no milestone expense was recorded.
License Agreement with Stanford
In August 2024, the Company entered into a Non-Exclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of the Company’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay an annual license maintenance fee. The Company may terminate this agreement for convenience upon 30 days’ notice. During the six months ended June 30, 2026 and 2025, no milestone expense was recorded.

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
At-The-Market Offering of Shares
In August 2025, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Leerink Partners, LLC (“Leerink”), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock with an aggregate price up to $150.0 million through Leerink. During the three months ended June 30, 2026, the Company sold 209,529 shares of the Company’s common stock pursuant to the Sales Agreement, and received $5.9 million in net proceeds after deducting commissions and other offering expenses. As of June 30, 2026, the remaining amount authorized for sale under the Sales Agreement was $112.9 million.
In connection with the Sales Agreement, the Company incurred approximately $0.9 million of offering costs, of which $0.2 million was deferred. The deferred offering costs are recognized ratably as a reduction to additional paid-in-capital as shares are sold under the Sales Agreement. As of June 30, 2026, approximately $0.2 million of deferred offering costs remained on the balance sheet.

Pre-funded Warrants
The Company has pre-funded warrants outstanding to purchase an aggregate of 6,792,559 shares of the Company’s common stock as of June 30, 2026. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 9.99% of the Company’s outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. Information on the outstanding warrants is as follows:

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
Subsequent to June 30, 2026, the Company issued pre-funded warrants pursuant to an underwritten public offering of its common stock and pre-funded warrants. For additional information regarding the issuance of pre-funded warrants, see Note 14, Subsequent Events.
The Company had reserved shares of the Company’s common stock for future issuance as follows:

	June 30, 2026	December 31, 2025
Unvested restricted stock units	287,922	256,361
Unvested performance stock units	252,124	252,124
Options outstanding	2,977,194	2,088,550
Shares available for future grant under the 2023 Equity Incentive Plan	1,355,092	1,277,826
Shares available for future grant under the 2025 Inducement Plan	157,445	394,055
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	532,096	313,088
Pre-funded warrants outstanding	6,792,559	6,792,559
Total common stock reserved	12,354,432	11,374,563
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
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$2,689	$1,575	$4,480	$3,146
General and administrative expenses	5,173	1,833	7,011	4,310
Total expense	$7,862	$3,408	$11,491	$7,456

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	2,088,550	$23.49	7.91
Granted	988,533	$19.52
Exercised	(22,698)	$9.84
Expired/Forfeited	(77,191)	$24.64
Outstanding at June 30, 2026	2,977,194	$22.25	8.12
Exercisable at June 30, 2026	1,177,772	$24.08	6.72
As of June 30, 2026, the aggregate intrinsic value of outstanding options and exercisable options was approximately $31.1 million and $11.3 million, respectively. The aggregate intrinsic value of options exercised was $0.3 million for the six months ended June 30, 2026.
The weighted-average grant date fair value of options granted was $15.45 and $13.18 per share for the six months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation related to stock options of approximately $3.1 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation related to stock options of approximately $5.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the total unrecognized compensation expense related to unvested stock option awards was approximately $27.8 million, which the Company expects to recognize over a weighted-average period of 2.79 years.
The fair value of each option was estimated on the grant date using the weighted-average assumptions in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	96.14%-97.08%	94.60%-96.19%	96.14%-97.43%	93.99%-96.49%
Risk-free interest rate	4.03%-4.21%	3.86%-4.05%	3.64%-4.21%	3.86% - 4.42%
Expected life (in years)	6.03-6.07	5.27-6.08	5.27-6.98	5.27 - 6.96
Expected dividend yield	—	—	—	—

Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the six months ended June 30, 2026 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	256,361	$26.16
Restricted stock units granted	150,430	$17.64
Restricted stock units vested	(104,662)	$28.16
Restricted stock units forfeited	(14,207)	$23.15
Unvested at June 30, 2026	287,922	$21.13
The Company recorded stock-based compensation expense related to RSUs of approximately $0.9 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense related to RSUs of approximately $1.7 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $4.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.83 years.
Performance Stock Units
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the six months ended June 30, 2026 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at June 30, 2026	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. As of June 30, 2026, the performance conditions underlying the second tranche of 126,062 PSUs were deemed probable of achievement and considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $3.9 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense related to PSUs of approximately $4.2 million and $2.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there was approximately $2.1 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.70 years.

2023 Employee Stock Purchase Plan
For the six months ended June 30, 2026, the Company issued 3,815 shares of common stock at a purchase price of $17.65 per share under the 2023 Employee Stock Purchase Plan. Cash received from the purchases under the plan for the six months ended June 30, 2026 was approximately $0.1 million.

13.Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODMs in deciding how to allocate resources and in assessing performance. The Company’s CODMs are (i) the Chief Executive Officer and (ii) the President and Chief Financial Officer. The Company is a clinical-stage biotechnology company that operates as a single operating segment and has one reportable segment. In addition to reviewing the expenses in the consolidated statement of operations, the CODMs are provided with research and development costs for Rett syndrome, Batten disease and Early Discovery, as well as categorized general and administrative expenses. The research and development programs are considered significant by the Company. The CODMs assess the financial performance of the segment and decide how to allocate resources based on net loss on a consolidated basis. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The CODMs also assess performance of the segment according to preclinical and clinical data, the stage of development of the research and development programs, along with program specific expenses and market conditions in the pharmaceutical and biotechnology sectors.
As of June 30, 2026 and 2025, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Program specific expenses:
Rett syndrome	$9,890	$7,052	$20,927	$11,576
Batten disease	60	401	238	1,246
Early Discovery	675	720	1,288	2,007
Unallocated internal expenses:
Personnel-related	5,990	5,125	12,446	10,529
Stock-based compensation	2,688	1,575	4,479	3,146
Manufacturing	4,876	3,635	9,073	6,742
Other (a)	1,289	858	2,167	1,885
Total research and development expenses	$25,468	$19,366	$50,618	$37,131

General and administrative specific expenses:
Personnel-related	$2,785	$2,212	$5,411	$4,696
Stock-based compensation	5,172	1,833	7,010	4,310
Professional and consultant fees	1,233	970	2,635	2,247
Office-related	496	620	1,106	1,252
Other (b)	1,516	1,080	3,239	2,364
Total general and administrative expenses	$11,202	$6,715	$19,401	$14,869

Other income(c)	2,182	4,065	4,597	7,337
Net loss	$(34,488)	$(22,016)	$(65,422)	$(44,663)
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

14.Subsequent Events
Public Offering of Common Stock and Pre-Funded Warrants
In July 2026, the Company issued and sold an aggregate of 4,124,999 shares of its common stock (inclusive of 624,999 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $30.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 666,666 shares of the Company’s common stock at a public offering price of $29.999999 per pre-funded warrant. The Company received aggregate gross proceeds of approximately $143.8 million, or approximately $134.8 million, after deducting the underwriters’ discount and commissions and estimated offering expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited consolidated financial statements and notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 24, 2026 (“Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results or outcomes, or the timing of our results or outcomes, could differ materially from the results or outcomes described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors.” You should carefully read the “Cautionary Note About Forward-Looking Statements” and “Risk Factors” sections of the Annual Report on Form 10-K as well as the risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from the results described below.
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
Our lead clinical-stage program, NGN-401, is in development for the treatment of Rett syndrome, a severe and progressive neurodevelopmental disease with substantial neurological and physical impairments and significant unmet need. NGN-401 is purposefully designed to utilize the EXACT platform and adeno-associated virus (“AAV”) delivery via intracerebroventricular (“ICV”) administration, and to deliver the full-length MECP2 gene which preserves the complete set of endogenous regulatory elements to restore functional MeCP2 protein. We believe ICV delivery is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology. We have completed dosing of 25 participants in our ongoing registrational trial of NGN-401, EmboldenTM, a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 gene therapy in females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. Top-line results are expected in the second half of 2027.

We completed dosing in the Phase 1/2 open-label, multi-center clinical trial evaluating NGN-401 for the treatment of female patients with classic Rett syndrome in the second quarter of 2025. The trial is assessing the safety, tolerability, and efficacy of NGN-401 at a dose of 1E15 vg in eight participants in an ages 4-10 years cohort and two participants in an ages 11 years and older cohort.
In June 2026, we announced positive long-term clinical data from the Phase 1/2 trial with a data cutoff date of June 16, 2026. Across the 10 participants receiving the 1E15 vg dose, 100% improved in Clinical Global Impression–Improvement Scale (“CGI-I”) score and gained one or more developmental milestone, consistent with the composite endpoint used to evaluate efficacy in the Embolden registrational trial. Forty-seven total developmental milestones were gained, averaging 4.7 milestones per participant. Participants gained milestones in a progressive, developmentally ordered, stepwise sequence, suggesting a restart of developmental progression. Clinical improvements emerged rapidly, with a median time to first improvement of two months post-treatment. Milestone gains deepened over time, increasing by 95% from 6 to 12 months and by 147% from 6 to ≥12 months. Seven of 10 participants gained ≥2 developmental milestones and demonstrated improvements across ≥2 core Rett syndrome domains, including both pediatric and adolescent/adult participants. Improvement continued through 30 months post-dose, with no plateau observed and no milestones lost.
Participants also experienced clinically meaningful improvements across additional validated Rett syndrome scales, including the Rett Syndrome Gross Motor Scale (RSGMS) and Rett Syndrome Hand Function Scale (RSHFS) (p<0.001).
In the Phase 1/2 trial, all treatment-related adverse events have been mild (Grade 1) or moderate (Grade 2) in severity, and the majority are known potential risks of AAV and have resolved or are resolving, as of the data cutoff date of June 16, 2026.
NGN-401 at the 1E15 vg dose continues to be generally well-tolerated in the Phase 1/2 trial and Embolden, with no cases of hemophagocytic lymphohistiocytosis (“HLH”) in any participant at this dose, as of August 10, 2026.
The Phase 1/2 trial previously included a cohort evaluating a 3E15 vg dose of NGN-401. In November 2024, the third participant receiving the 3E15 vg dose died following complications from a rare hyperinflammatory syndrome associated with systemic exposure to high doses of AAV, and we discontinued use of that dose. Hyperinflammatory syndromes can include HLH and multisystem inflammatory syndrome.
Based on research we conducted in 2025 related to hyperinflammatory syndromes and AAV gene therapy, HLH has only been reported following doses of AAV that are generally in the 1E14 vg/kg range or higher. The 1E15 vg dose used in the Phase 1/2 trial and in the Embolden registrational trial translates into the E13 vg/kg range, and we are not aware of any case of HLH ever being reported at this dose. HLH is an acute inflammatory reaction that, if it were to occur, would be expected to happen within days after dosing. Out of an abundance of caution, we incorporated enhanced monitoring into our Phase 1/2 and Embolden protocols for HLH markers, including ferritin, and a treatment algorithm that, when administered early, has been used successfully to treat cases of HLH both in other AAV gene therapies and other known causes of HLH.
In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 Embolden registrational trial design, and we confirmed these elements and the trial design in September 2025. The primary endpoint is a responder-based composite endpoint that will assess an improvement in CGI-I with Rett syndrome anchors and the gain of a developmental milestone, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. The primary analysis to support the planned BLA is expected to occur after the first 24 participants have completed 12 months of follow-up. A response rate of 33% is the minimum threshold for success to reject the null hypothesis in the Embolden trial. We expect to report top-line data in the second half of 2027, and therefore we do not plan to share data updates from the trial before that time.
Clinical grade NGN-401 manufactured at our fully operational current good manufacturing practices (“cGMP”) facility in Houston, Texas was used for dosing in the Phase 1/2 clinical trial and the Embolden trial. We believe that our in-house manufacturing capabilities better enable control of product quality and development timelines, strategic pipeline and financial flexibility, and clinical-to-commercial continuity.
We previously reached alignment with the FDA on our potency assay strategy and chemistry, manufacturing and controls (“CMC”) planning for the program. We initiated our Process Performance Qualification (“PPQ”) campaign in July 2026 and confirmed our commercial manufacturing scale is the same as our current clinical manufacturing scale, removing the need for comparability studies. We expect to complete the PPQ runs by the end of 2026.

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
NGN-401 has also received Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation from the FDA. NGN-401 also received Orphan designation and Advanced Therapy Medicinal Product designation from the European Medicines Agency (EMA).
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
Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $692.8 million, including net proceeds of approximately $134.8 million from the July 2, 2026 public offering. See “Liquidity and Capital Resources” for additional information. However, we have incurred significant recurring losses, including a net loss of $65.4 million and $44.7 million for the six months ended June 30, 2026 and 2025, respectively. In addition, as of June 30, 2026, we had an accumulated deficit of $418.1 million and cash, cash equivalents and short-term investments totaling $225.4 million. Following the completion of our July 2, 2026 public offering, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first quarter of 2029. We may seek additional capital in the future to advance our pipeline, support our operations or pursue strategic opportunities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to remain significant over the next several years as we continue patient monitoring activities for our ongoing registrational trial, conduct clinical trials for future product candidates, complete process performance qualification (PPQ) activities, and prepare regulatory filings for our product candidates.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development expenses	$25,468	$19,366	$6,102	$50,618	$37,131	$13,487
General and administrative expenses	11,202	6,715	4,487	19,401	14,869	4,532
Total operating expenses	36,670	26,081	10,589	70,019	52,000	18,019
Loss from operations	(36,670)	(26,081)	(10,589)	(70,019)	(52,000)	(18,019)
Other income (expense):
Interest income	2,046	2,928	(882)	4,307	6,134	(1,827)
Interest expense	—	(1)	1	(1)	(3)	2
Other income	143	1,212	(1,069)	307	1,360	(1,053)
Other expense	(7)	(74)	67	(16)	(154)	138
Net loss	$(34,488)	$(22,016)	$(12,472)	$(65,422)	$(44,663)	$(20,759)

Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Program specific expenses:
Rett syndrome	$9,890	$7,052	$2,838	$20,927	$11,576	$9,351
Batten disease	60	401	(341)	238	1,246	(1,008)
Early Discovery	675	720	(45)	1,288	2,007	(719)
Unallocated internal expenses:
Personnel-related	5,990	5,125	865	12,446	10,529	1,917
Stock-based compensation	2,688	1,575	1,113	4,479	3,146	1,333
Manufacturing	4,876	3,635	1,241	9,073	6,742	2,331
Other	1,289	858	431	2,167	1,885	282
Total research and development expenses	$25,468	$19,366	$6,102	$50,618	$37,131	$13,487
Research and development expenses were $25.5 million for the three months ended June 30, 2026, as compared to $19.4 million for the three months ended June 30, 2025.
Expenses related to the Rett syndrome program increased primarily due to a $2.9 million increase in clinical trial costs related to the ongoing registrational clinical trial for NGN-401 and a $0.7 million increase in CMC costs primarily related to CDMO support and PPQ runs for NGN-401, partially offset by a $0.6 million decrease in preclinical costs. The decrease in expenses related to the Batten disease program was primarily driven by a $0.3 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101, due to the de-prioritization of the program.
The increase in unallocated internal expenses was primarily driven by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to CMC.
Research and development expenses were $50.6 million for the six months ended June 30, 2026, as compared to $37.1 million for the six months ended June 30, 2025.
Expenses related to the Rett syndrome program increased primarily due to an $8.0 million increase in clinical trial costs related to the ongoing registrational clinical trial for NGN-401 and a $3.1 million increase in CMC costs primarily related to CDMO support and PPQ manufacturing runs for NGN-401, partially offset by a $1.6 million decrease in preclinical costs. The decrease in expenses related to the Batten disease program was primarily driven by a $1.0 million decrease in clinical trial costs for the Phase 1/2 clinical trial of NGN-101, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery programs was driven by a $0.7 million decrease in preclinical development costs.
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

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
General and administrative specific expenses:
Personnel-related	$2,785	$2,212	$573	$5,411	$4,696	$715
Stock-based compensation	5,172	1,833	3,339	7,010	4,310	2,700
Professional and consultant fees	1,233	970	263	2,635	2,247	388
Office-related	496	620	(124)	1,106	1,252	(146)
Other	1,516	1,080	436	3,239	2,364	875
Total general and administrative expenses	$11,202	$6,715	$4,487	$19,401	$14,869	$4,532
General and administrative expenses were $11.2 million for the three months ended June 30, 2026, as compared to $6.7 million for the three months ended June 30, 2025. The increase was primarily attributable to: (i) a $3.3 million increase in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $2.7 million related to PSU expense as the second underlying performance condition was deemed probable of achievement and currently considered probable to vest, (ii) a $0.6 million increase in personnel-related expenses, reflecting higher headcount to support business operations, (iii) a $0.4 million increase in other expenses, primarily related to higher corporate costs and pre-commercial activities, and (iv) a $0.3 million increase in professional and consultant fees. The increase was partially offset by a $0.1 million decrease in office-related expense.
General and administrative expenses were $19.4 million for the six months ended June 30, 2026, as compared to $14.9 million for the six months ended June 30, 2025. The increase was primarily attributable to: (i) a $2.7 million increase in stock-based compensation expense, driven by an increase in headcount as well as by an increase of approximately $1.8 million related to PSU expense as the second underlying performance condition was deemed probable of achievement and currently considered probable to vest, (ii) a $0.9 million increase in other expenses, primarily related to higher corporate costs and pre-commercial activities, (iii) a $0.7 million increase in personnel-related expenses, reflecting higher headcount to support business operations and (iv) a $0.4 million increase in professional and consultant fees. These increases were partially offset by a $0.1 million decrease in office-related expense.
We expect general and administrative expenses to increase in future periods as we continue to scale our operations.
Interest Income
Interest income decreased by $0.9 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily due to a decrease in short-term investments and lower yields on cash, cash equivalents, and short-term investment balances.
Interest income decreased by $1.8 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily due to a decrease in short-term investments and lower yields on cash, cash equivalents, and short-term investment balances.
Other Income
Other income decreased $1.1 million for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily due to refunds received in 2025 attributable to (i) approximately $0.4 million in Washington state sales tax refunds receivable and (ii) approximately $0.7 million of New York state tax refunds received for the prior period amended returns.
Other Expenses
The change in other expenses was not material for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 respectively.

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
As of June 30, 2026, we had cash, cash equivalents and short-term investments totaling $225.4 million. Since inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $692.8 million, including net proceeds of approximately $134.8 million from the July 2, 2026, public offering described below.
In August 2025, we entered into an at-the-market sales agreement (the “Sales Agreement” with Leerink Partners, LLC (“Leerink”) as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate price up to $150.0 million through Leerink (the “ATM facility”). As of June 30, 2026, $112.9 million remained available for sale under the Sales Agreement.
In July 2026, we issued and sold an aggregate of 4,124,999 shares of our common stock (inclusive of 624,999 shares of common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares) at a public offering price of $30.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 666,666 shares of our common stock at a public offering price of $29.999999 per pre-funded warrant (the "July 2026 Offering"). We received aggregate proceeds of approximately $143.8 million, or approximately $134.8 million after deducting the underwriters’ discount and commissions and estimated offering expenses.
After giving effect to the July 2026 Offering, we had approximately $360.2 million of cash, cash equivalents and short-term investments. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the first quarter of 2029. For more information see “Risk Factors."
We intend to use the net proceeds from the July 2026 Offering, together with our existing cash, cash equivalents and short-term investments, to fund the ongoing clinical development of NGN-401, pre-commercial activities for NGN-401 and for working capital and other general corporate purposes.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(49,880)	$(40,236)
Net cash provided by (used in) investing activities	52,344	(37,595)
Net cash provided by financing activities	6,176	58
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,640	$(77,773)
Cash Flows from Operating Activities
For the six months ended June 30, 2026, we used $49.9 million of cash in operating activities. Cash used in operating activities reflected our net loss of $65.4 million, a $3.4 million decrease in our net operating assets and non-cash charges of $12.2 million, which consisted primarily of $11.5 million of stock-based compensation, $1.7 million in depreciation and impairment expense and $0.4 million in non-cash operating lease expense partially offset by $0.7 million in accretion on the held-to-maturity investments and $0.7 million change in the contingent value rights liability. The primary use of cash was to fund our operations related to the development of our product candidates.
For the six months ended June 30, 2025, we used $40.2 million of cash in operating activities. Cash used in operating activities reflected our net loss of $44.7 million, a $1.8 million net increase in our operating assets and liabilities, and non-cash charges of $6.2 million, which consisted primarily of $7.5 million in stock-based compensation, $1.5 million in depreciation and $0.4 million in non-cash operating lease expense, partially offset by $3.2 million in accretion on the held-to-maturity investments. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash flows provided by investing activities consisted of proceeds from maturities of short-term investments of $249.1 million, partially offset by purchases of short-term investments of $196.2 million and purchases of property and equipment of $0.6 million.
For the six months ended June 30, 2025, net cash flows used in investing activities consisted of purchases of short-term investments of $149.4 million and purchases of property and equipment of $0.9 million, partially offset by proceeds from maturities of short-term investments of $112.7 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash flows provided by financing activities primarily consisted of $5.9 million in net proceeds from open market sales of common stock pursuant to the at-the-market (ATM) sales agreement with Leerink Partners, LLC, $0.2 million from the exercise of stock options and $0.1 million from the proceeds from issuance of common stock under the 2023 Employee Stock Purchase Plan. As of June 30, 2026, the remaining amount authorized for sale under the ATM sales agreement was $112.9 million.
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
Blaine Lease in Seattle
We lease approximately 33,300 square feet of office space in Seattle, Washington, that was previously used by Neoleukin for offices, a laboratory for research and development, and related uses. The lease expires on February 1, 2029, with the option to extend the lease for two additional five-year terms. The renewal periods were not included in the lease term for purposes of determining the lease liability.
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
Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the CVR Licensing Agreement, dated December 18, 2023, by and between us and the rights agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029 in connection with certain legacy lease obligations related to our business prior to the reverse merger with Neoleukin (the “Lease CVR”). As of June 30, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. As of June 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes the components of the contingent value rights liability as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$407	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$407	$638	$428

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
License and Collaboration Agreements
Master Collaboration Agreement with The University of Edinburgh
In December 2020, we entered into a Master Collaboration Agreement (the “MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”). Under the MCA, we and the University of Edinburgh agreed to collaborate on certain research and development projects (“Projects”), and we agreed to provide funding for such Projects for a 40-month initial term, which was extended in November 2023 for an additional 33 months and may be further extended by mutual agreement. Under the MCA, we are obligated to pay semi-annual installment payments relating to funding of costs for personnel and lab consumables for the duration of the MCA. Either party may terminate the MCA for convenience upon 90 days’ notice. If we were to terminate the MCA, we would be responsible for all non-cancellable costs and commitments related to any particular Project and any and all funding costs for any person working on such Project.
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

License Agreement with Sigma-Aldrich Co
In January 2023, we entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which we have a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in our baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate entered the clinic. In addition, on a product-by-product basis, we are obligated to pay up to $2.5 million in the aggregate for development-related milestones. This agreement remains in force for as long as we continue to possess and use the licensed technology. We may terminate this agreement for convenience upon 60 days’ notice.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the six months ended June 30, 2026.
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
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•NGN-401 is in clinical development and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•Delays in developing our manufacturing capabilities or failure to achieve operating efficiencies from such capabilities may require us to devote additional resources and management time to manufacturing operations and may delay our product development timelines.
•We have a number of academic collaborations, and currently rely on our collaboration with the University Court of the University of Edinburgh for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop potential product candidates for our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfill all or part of its obligations under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.
•The market price of our common stock may continue to be volatile.
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
We are a clinical-stage biotechnology company with limited operating history. Since our inception in 2018, we have incurred significant operating losses and have used substantially all of our resources to conduct research and development activities, preclinical studies, Phase 1/2 clinical trials of our most advanced product candidates as well as our Embolden trial for NGN-401, establish in-house manufacturing capabilities, including analytical and process development operations to support ongoing manufacturing operations, manufacture product candidates, conduct business planning, develop and maintain our intellectual property portfolio, hire personnel, raise capital, and provide general and administrative support for these activities. We have limited experience as a company in initiating, conducting or completing clinical trials. In part because of this lack of experience, we cannot be certain that our current and planned clinical trials will begin on time, meet our anticipated timelines for enrollment and data analysis, or be completed on time, if at all. In addition, while we have completed dosing in the Embolden trial and the Phase 1/2 trial for NGN-401 in patients with Rett syndrome, and a Phase 1/2 clinical trial of NGN-101 in patients with CLN5 Batten disease, we have not yet demonstrated our ability to successfully complete clinical trials (including Phase 3 or other pivotal clinical trials), obtain regulatory or marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through equity financings and have incurred significant recurring losses, including a cumulative net loss from inception through June 30, 2026 of $418.1 million. We expect to continue incurring significant expenses in connection with our ongoing activities, including continued patient monitoring activities for our ongoing Embolden trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.

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
We have incurred and expect to continue to incur additional costs associated with operating as a public company, and we do not anticipate achieving any significant revenue in the near term given the development stage of our product candidates. Accordingly, we will require substantial additional funding to continue our operations. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the first quarter of 2029. This estimate is based on assumptions that may prove to be materially wrong, and we could deplete our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:
•the timing and progress of preclinical and clinical development activities, including any impact to our NGN-401 clinical trial activities relating to our participation in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) program and the RMAT and Breakthrough Therapy designations for NGN-401;
•the number and scope of preclinical and clinical programs we pursue to develop our gene therapy candidate pipeline and EXACTTM platform;
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
•the scale up of our clinical and regulatory capabilities, including establishing our current good manufacturing practices (“cGMP”) manufacturing capabilities to support expansion of our pipeline and future registration-enabling clinical trials, obtaining cGMP material for clinical trials or potential commercial sales, and performing Process Performance Qualification testing to demonstrate consistent quality in our manufacturing process;
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
We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. On July 2, 2026, we closed an underwritten public offering of shares of our common stock and prefunded warrants to purchase our common stock registered under the shelf registration statement (the “July 2026 Offering”), resulting in proceeds of approximately $134.8 million after deducting underwriting discounts and commissions and other estimated offering expenses. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, as of June 30, 2026, we have sold $37.1 million in shares of common stock, resulting in proceeds of $36.0 million after deducting sales commissions and other offering expenses. We may in the future, from time to time, offer and sell through Leerink up to an additional $112.9 million of the common stock registered under the shelf registration statement, pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of existing stockholders. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including volatility in interest rates, escalating trade tensions and restrictions, tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $65.4 million for the six months ended June 30, 2026 and our cumulative net loss from inception as of June 30, 2026 was $418.1 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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
Our future success is substantially dependent on our ability to timely obtain marketing approval for, and then successfully commercialize, our most advanced product candidate, NGN-401. We are investing a majority of our efforts and financial resources into the research and development of this product candidate, as we are currently conducting a registrational clinical trial of NGN-401 in patients with Rett syndrome (our Embolden trial) and completed dosing patients in that trial in the second quarter of 2026.
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
As described in “Business—Competition” in our Annual Report on Form 10-K, our competitors have developed, are developing or may develop programs or clinical-stage products competitive with NGN-401 or our other earlier stage product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community for Rett syndrome and any new treatments for Rett syndrome. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy or potency, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective or potent, have a more attractive or less invasive dosing profile or presentation or are less expensive than any products we may develop, or if competitors develop competing products that enter the market more quickly than we are able to, if we are able to at all, and are able to gain market acceptance.
NGN-401 is in clinical development and our preclinical programs are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of, or commercialize, our product candidates, or experience significant delays in doing so, our business will be materially harmed.
We have no products on the market and while we have completed dosing in our Phase 1/2 clinical trial of NGN-401 and our Embolden trial, NGN-401 is still in the clinical development stage. In addition, we have disclosed that unless we are able to find an alternative pathway for advancement, we will need to discontinue our NGN-101 program following the denial of RMAT designation for NGN-101 by the FDA, which would preclude a streamlined path to regulatory approval.
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
Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom, the Therapeutic Goods Administration (“TGA”) in Australia, the European Medicines Agency (“EMA”) or other foreign regulatory authorities. We cannot predict how successful we will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:
•the eligibility criteria for the trial in question;
•the timely diagnosis of disease to meet such eligibility criteria;
•the size of the patient population and process for identifying patients;
•the perceived risks and benefits of the product candidate in the trial, especially by clinician experts and patient advocacy organizations, including relating to AAV9-based gene therapy, which may evolve over time as more AAV-based gene therapy trials are conducted, and intra-cerebrospinal fluid delivery system;
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
In November 2024, we announced that we do not expect to move forward with the NGN-101 CLN5 Batten disease gene therapy program at the present time because of an inability to align on a streamlined registrational pathway with the FDA for that product candidate, but that we would continue to evaluate options for that program. We may consider a range of potential alternatives for the program, which could include continuing to discuss possibilities for a streamlined pathway to registration with the FDA, looking for a partner, or out-licensing the product candidate entirely, but there can be no assurance that we will find any alternative to move the program forward.
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
The discovery and development of therapeutics for patients with neurological diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that our programs have the potential to be disease-modifying therapies, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain indications. The patient populations for our product candidates are limited to those with specific neurological diseases. We cannot be certain that the patient populations for each specific disease will be large enough to allow us to successfully obtain approval and commercialize our product candidates and achieve profitability. Further, our clinical trial of NGN-401 involves a small patient population. Because of the small sample sizes, the expansion of our clinical trial to an adolescent/adult cohort and the heterogeneity of the disease state, the results of the Phase 1/2 trial for NGN-401 may not be indicative of results of the Embolden trial or any future clinical trials we may conduct.
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
We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plan. We have completed dosing in our Phase 1/2 clinical trial and our Embolden trial for NGN-401. However, if the FDA or any comparable regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed, or we may not be able to pursue further development due to such delays. For example, in November 2024, we announced that we do not expect to move forward with the NGN-101 for CLN5 Batten disease gene therapy program at this time. Given the rarity of the disease, continued investment in the program was predicated on alignment on a streamlined registrational pathway with the FDA. To support a streamlined pathway, we submitted an RMAT application to the FDA. Despite our belief that we met the standard of preliminary clinical evidence required to obtain an RMAT designation, the RMAT application was denied. We cannot be sure that submission of an IND application, clinical trial application (“CTA”) or similar application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to require us to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval at each clinical trial site; difficulties in patient enrollment in our clinical trials for a variety of reasons; delays related to safety concerns; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (“GCPs”) or applicable regulatory guidelines in other countries; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities operated by a CDMO and delays or failure by our CDMOs or us to make any necessary changes to such manufacturing process and demonstrate comparability to materials used in earlier clinical phases; and third parties being unwilling or unable to satisfy their contractual obligations to us.
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
In addition, even if we are able to successfully complete the clinical trial for NGN-401, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. This is particularly true for clinical trials in very rare diseases, such as with our Embolden trial of NGN-401 for the treatment of Rett syndrome, where the very small patient population makes it difficult to conduct two traditional, adequate and well-controlled studies. In such cases, the FDA or comparable foreign regulatory authorities are often required or permitted to exercise flexibility in approving therapies for such diseases, but obtaining flexibility is uncertain and may never occur. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in the other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or applicable regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Preliminary, “topline” or interim data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data becomes available and are subject to audit and verification procedures.
From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. Preliminary, interim or topline results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously disclosed. These preliminary, interim or topline data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. For example, in June 2024, we announced initial safety data related to the dosing of our first three participants at the 1E15 vg dose and the first participant at the 3E15 vg dose in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome which suggested a favorable safety profile. In November 2024, an SAE was reported in a participant who received the 3E15 vg dose, which caused us to revise our assumptions regarding the safety profile of the 3E15 vg dose. Because of this potential for change, preliminary, interim and topline data should be viewed with caution until final data are available. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of a particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the preliminary, interim or topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, NGN-401 or any other product candidate may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, differences between preliminary, interim or topline data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have expended substantial efforts and costs testing our EXACT technology in preclinical studies of NGN-401, including completing toxicology studies prior to the FDA providing clearance of the IND for NGN-401 and have not seen any adverse effects that we believe are attributable to EXACT in our Phase 1/2 trial of NGN-401 as of our most recent data cut off date of June 16, 2026. However, we cannot guarantee that significant adverse effects will not be seen in the future in clinical trials for NGN-401, which could result in clinical holds, delays, suspension or withdrawal of our IND. If any of the foregoing events occur or if NGN-401, NGN-101 or any other product candidates prove to be unsafe, our entire pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are early in our development efforts and will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market our product candidates. Carrying out clinical trials and the submission of a successful IND or CTA is a complicated process. Even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program and granted Breakthrough Therapy and RMAT designations, the combination of which is expected to allow access to frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, our lack of experience with FDA submissions may still slow our progress towards FDA approval. We have completed dosing in our Phase 1/2 trial of NGN-101 for the treatment of CLN5 Batten disease and our Phase 1/2 and Embolden trials of NGN-401 for the treatment of Rett syndrome in the United States; however, we have not yet completed a clinical trial and have limited experience as a company in preparing, submitting and prosecuting regulatory filings. We expect to engage with foreign regulators to determine the requirements to support initiation of a pivotal clinical trial in foreign countries; however, those regulatory authorities may have different requirements for approval, including different requirements for clinical trial designs, and may recommend or require changes to the study design for NGN-401, including the number and size of registrational clinical trials required to be conducted in that program to be considered for approval. Regulatory authorities could also require manufacturing changes or have us implement additional analytical processes prior to initiation of a future clinical trial. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of our product candidates or we may determine that the regulatory requirements for submission are too burdensome to support continued development of one or more of our product candidates, as we did with our NGN-101 product candidate for CLN5 Batten disease, which we do not plan to move forward with due to a lack of alignment with the FDA on a streamlined pathway to registration. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in a regulatory meeting, such regulatory authorities may change their requirements in the future. The FDA or comparable foreign regulatory authorities may require the analysis of data from trials assessing different doses of the product candidate alone or in combination with other therapies to justify the selected dose prior to the initiation of large trials in a specific indication. Any delays or failure to initiate clinical trials or obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all. We are subject to similar risks related to the review and authorization of our protocols and amendments by comparable foreign regulatory authorities.
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
We currently have relationships with a limited number of suppliers for the raw materials, including plasmids and virus banks, required by the manufacturing processes of our product candidates. Virus intended for use in our early preclinical studies has been and can be externally supplied; however, if we experience slowdowns or problems with our in-

house manufacturing facility and are unable to establish or scale our internal manufacturing capabilities, we will need to continue to contract with manufacturers to produce the preclinical, clinical and commercial supply and such supply will be more uncertain and subject to delays. In addition, each supplier may require licenses to manufacture certain components of the supply if such processes are not owned by the supplier or in the public domain and we may be unable to license such intellectual property rights on reasonable commercial terms or to transfer or sublicense the intellectual property rights we may have with respect to such activities.
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
We have a GMP manufacturing facility located in Houston, Texas that includes process, analytical and bioanalytical development labs with experienced teams. NGN-401 was manufactured at our Houston facility and clinical-grade product was used for dosing in the Phase 1/2 clinical trial of NGN-401 and the Embolden trial. We expect to conduct manufacturing campaigns in the future to generate supply of other product candidates for our preclinical studies for our discovery programs, however we may not be able to satisfy such supply through production at our own facility and may need to outsource some or all of our production work.
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
Risks Related to Our Reliance on Third Parties
We have a number of academic collaborations, and currently rely on our collaboration with the University of Edinburgh for certain aspects of our preclinical research and development programs, including working in collaboration to discover and preclinically develop our potential product candidates for our near-term future pipeline. Failure or delay of the University of Edinburgh or any other collaborator to fulfill all or part of its obligations under our agreements, a breakdown in collaboration between the parties or a complete or partial loss of the relationship would materially harm our business.
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
We have engaged CROs or other third parties to conduct preclinical and IND enabling studies and our clinical trials, including our Phase 1/2 clinical trial and our Embolden trial of NGN-401. We currently use CDMOs to provide certain research-grade materials and to assist in preparation for a potential Biologics License Application submission to the FDA, and may in the future use CDMOs for future clinical trials for other product candidates or in the manufacture and distribution of commercial products if we are successful in gaining regulatory approval for any of our product candidates.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Founder and Chief Executive Officer, President and Chief Financial Officer, Chief Medical Officer, Chief Scientific Officer, Chief Commercial Officer and Senior Vice President of Technical Operations, as well as other key members of our leadership team. Our executive officers and other key personnel may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. Failure to attract and retain qualified personnel could materially and adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources on our employee recruitment and retention efforts.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize NGN-401 or other product candidates in foreign markets for which we may rely on collaborations with third parties. For example, in early April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports, beginning July 31, 2026 (the “Pharmaceutical Tariffs”). Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for products where all approved indications are designated as orphan, subject to applicable determinations, conditions and implementation guidance. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs, the duration of existing tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.
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
We, and third parties with whom we work, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. For example, the BIOSECURE Act, enacted in December 2025, restricts the ability of federal agencies and their contractors to work with designated “biotechnology companies of concern.” The implementation of this Act, including the forthcoming publication of a comprehensive list of restricted entities by the Office of Management and Budget, may require us to terminate or transition existing relationships with certain third-party service providers, which could disrupt our data processing capabilities or clinical trial operations. We are or may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations continue to change and expand as our business grows, particularly with the proliferation of state-level comprehensive privacy laws in the U.S. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, subject us to injunctive restrictions on data processing, adversely impact our ability to appropriately manage third parties with whom we work and otherwise cause a material adverse effect on our business, financial condition, and results of operations. See “Business—Government Regulation—Data Privacy and Security” and “—Other Regulatory Matters” in our Annual Report on Form 10-K for a more detailed description of the laws that may affect our ability to operate.
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
As of December 31, 2025, we had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of $372.2 million and $43.5 million, respectively. The federal NOLs will not be subject to expiration and can be carried forward indefinitely; however, they are limited to a deduction to 80% of annual taxable income. The state NOLs begin to expire in 2029. To the extent that our taxable income exceeds any current year operating losses, we plan to use our carryforwards to offset income that would otherwise be taxable. Also, for state income tax purposes, the extent to which states will conform to the federal laws is uncertain and there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Section 382 of the Code, changes in our ownership may limit the amount of our NOL carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of more than 50% (as measured by value) among a stockholder or one or more groups of stockholders who own at least 5% of our stock within a three-year period. We have not performed an analysis to determine whether there has been an ownership change pursuant to Section 382. Any such limitation may significantly reduce our ability to utilize our NOL carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of a public offering, private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.
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
We rely and expect to continue to rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technologies and to prevent third parties from unfairly competing with us. Our success depends in large part on our ability to obtain and maintain patent protection for platform technologies, including our EXACT transgene regulation platform, product candidates and their uses, as well as the ability to operate without infringing on or violating the proprietary rights of others. As of June 30, 2026, we license 32 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of June 30, 2026, our licensed intellectual property only includes four issued patents, all of which are related to our NGN-101 program which we are no longer actively pursuing. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United

States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in the market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors and those affiliated with or controlled by state actors. In addition, while we undertake efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Certain of the intellectual property rights we have licensed are generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”) and implementing regulations. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors’ to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if we fail, or the applicable licensor, fails to disclose the invention to the government and fails to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation, and may change in the future. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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
Since the start of President Trump’s administration in 2025 (the “Trump Administration”), U.S. policy changes have been implemented at a rapid pace and additional change is likely. It is difficult to predict how executive actions that may be taken under the Trump administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the Trump Administration or other parts of the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the introduction of the Rare Disease Evidence Principles process to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, and the announcement of a Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. We may not be able to participate in any of these initiatives to accelerate drug development and application review. To the extent our competitors are able to participate in such initiatives and obtain faster approval than us, our competitive position may be harmed.
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
Adverse developments in preclinical studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA, and other regulatory authorities to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety, purity and efficacy or potency of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. Because of this complexity, even though our product candidate NGN-401 for Rett syndrome has been accepted into the FDA’s START program, Breakthrough Therapy Designation and the RMAT program, which we expect together will allow us to have access to more frequent advice from FDA staff, intensive guidance on efficient drug development and eligibility for an Accelerated Approval pathway and Priority Review, the regulatory approval process for product candidates such as those being developed by us can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which, in some cases, there is little clinical experience with potential new endpoints and methodologies, heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. In addition, we may not be able to identify or develop appropriate animal disease models to enable or support planned clinical development. Any natural history studies that we may conduct or rely upon in our clinical development may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products. Further, approvals by one regulatory agency may not be indicative of what other regulatory agencies may require for approval.
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

The FDA has required additional and in some cases more stringent clinical trial designs and clinical trial data for gene therapy product candidates, even where companies believed they had previously established alignment with the FDA on their trial designs. If the FDA were to change its position regarding elements of our clinical trial design or the clinical data required to support approval of our product candidates, we may face additional expenses or challenges in gaining approval of such products.
From time to time, the FDA may provide written feedback on clinical trial design elements, including for instance an indication that it would be willing to consider a regulatory pathway based on limited clinical data, such as data from an early stage or single pivotal study, or based on data using historical or other controls. However, even if it has provided this guidance in writing, the FDA retains broad discretion to revise or withdraw such guidance with respect to any design elements of our clinical development plan at any time. Even if the FDA initially agrees that a particular data set or development plan could support a marketing application, the agency could later determine that additional or more comprehensive clinical evidence is required. The FDA has required certain gene therapy companies who are seeking BLA approval for product candidates to produce additional data with more stringent requirements than were included in the initial clinical trial design, including in some instances data that may require that company to conduct additional clinical trials. While we have achieved concordance with the FDA on our clinical trial designs for our Phase 3 Embolden trial of NGN-401, the continued disruptions and changes in leadership at the FDA create ongoing uncertainty about what evidentiary standards may be applied in the future. If we were to experience a change in the FDA’s position related to our trial design, especially with respect to our Embolden clinical trial, we expect such a change could delay or prevent approval, increase our development costs, and adversely affect our ability to commercialize our product candidates.
Disruptions at the FDA and other governmental agencies and regulatory authorities could negatively affect the review of our regulatory submissions or impact our ability to access the public markets, which could negatively impact our business.
The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels, their ability to accept user fees, or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. Following mass layoffs of federal government employees at the start of the Trump Administration in January 2025, the FDA warned of potential delays in review of new applications, and average review times at the agency have fluctuated as a result. While the FDA in June 2026 announced plans to hire over 2,000 new employees, there may be continued disruption in the work of the agency due to the previous terminations and the resources required to hire and integrate new employees. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. There have also been and may continue to be changes in the leadership of various U.S. federal regulatory agencies, including the FDA. For instance, in April 2026 the head of CBER left the FDA, followed shortly thereafter by the termination of the subsequent acting head of CBER in May 2026 as well as the departure of the FDA Commissioner in May 2026. Permanent successors for the head of CBER and for the FDA Commissioner have not yet been named. These and other changes in the FDA create uncertainty regarding the future leadership of the division that oversees the development of gene therapy products. In addition, changes to U.S. federal government policy since January 2025 have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.
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

In October and November 2025, the U.S. federal government endured the longest government shutdown in U.S. history due to the failure of Congress to pass an appropriations budget for fiscal year 2026, and a subsequent partial government shutdown ensued in January and February of 2026. There can be no assurance that there will not be similar shutdowns of the federal government in the future. While there were some exemptions from these shutdowns with respect to certain aspects of the work carried out by the FDA, including essential safety oversight and ongoing reviews of certain existing applications where there was carryover funding, other work of the FDA during that time, such as acceptance of new applications, was suspended and the FDA workforce was reduced. These and similar events may impact the functioning of the FDA, including but not limited to subsequent government shutdowns or global health concerns, and could prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Our investigational biological products, if approved, could be considered reference products entitled to 12-year exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider a product candidate to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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
In 2024, the FDA began accepting applications from sponsors for the START pilot program with the purpose of further accelerating the pace of development of novel drug and biological products that are intended to address an unmet medical need as a treatment for rare disease. The pilot is designed to be milestone-driven (i.e., to facilitate the progression of a development program to pivotal clinical study stage or the pre-BLA meeting stage) where product development programs selected would benefit from enhanced communication with the FDA. The START pilot program is intended to provide a mechanism for addressing clinical development issues that otherwise would delay or prevent a promising novel drug or biological product from progressing to the pivotal clinical trial stage or pre-BLA meeting stage. Participants in the START Pilot Program will receive enhanced communications with the FDA review staff. These enhanced communications will include at a minimum an initial meeting to review features of the pilot, discuss a pathway intended to support a marketing application, and to discuss specific issues for which a sponsor requests enhanced communications with the FDA. Additional communications will include ongoing interactions via email or teleconference that take place on a scheduled and/or as needed basis as agreed upon by the sponsor to discuss information on how best to facilitate more efficient development of potentially life-saving therapies for rare diseases and help sponsors generate high-quality, actionable data to support future new drug or biologics license applications. In June 2024, we announced that our product candidate NGN-401 had been accepted into the FDA’s START Pilot Program, which we expect will allow us to have access to more frequent advice from FDA staff to address product-specific development issues, possibly including clinical study design, choice of control group, patient population choices and other early development issues. As part of the START program, in June 2025 we announced written agreement from the FDA on key aspects of the registrational trial design for Embolden, our registrational clinical trial designed to evaluate NGN-401 gene therapy in patients with Rett syndrome. Despite the registrational trial and even though our product candidate NGN-401 for Rett syndrome has been accepted into the START Pilot Program, this may not result in a faster approval process for NGN-401 as a product candidate.
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
In addition, the FDA may designate a product candidate for Breakthrough Therapy designation if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition has preliminary clinical evidence which indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The benefits of Breakthrough Therapy designation include eligibility for Priority Review, rolling submission of sections of the BLA and the FDA’s organizational commitment to help determine an efficient route to approval. In February 2026, the FDA granted Breakthrough Therapy designation to NGN-401 for the treatment of Rett syndrome following review of interim clinical data as of October 30, 2025. We may also seek Breakthrough Therapy designation for one or more of our other product candidates in the future.
Participation in the START Pilot Program, RMAT designation, Breakthrough Therapy designation and the designation of a product for Fast Track review are within the discretion of the FDA. In addition, the START Pilot Program is still relatively new, having been established in 2024, so there is little historical information on how that program is expected to be administered, and the stated intentions of the program may not be met, or the program may cease to have appropriate funding due to changes in the regulatory landscape. Moreover, neither participation in the START Pilot Program nor the receipt of either Fast Track designation, Breakthrough Therapy designation or RMAT designation for a product candidate is any guarantee that there will be faster development or a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures. Neither participation in the START Pilot Program nor any of Fast Track designation, Breakthrough Therapy designation or RMAT designation will assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the conditions to qualify for those programs, and we may not receive the benefits of those programs for the relevant product candidate, or decide that the time period for FDA review or approval will not be shortened. Additionally, changes in the leadership of the FDA and other actions taken by the Trump Administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for the START program or any of the other designations granted to NGN-401, and progress development of our product candidates or obtain regulatory approval for our product candidates may be delayed.
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
As with the Fast Track, RMAT and Breakthrough Therapy designations and selection for participation in the START Pilot Program, the Priority Review designation is within the discretion of the FDA. Even if we believe that one or more of our product candidates meets the criteria for these designations, the FDA may not agree and instead determine to not make such a designation. Even if one or more of our product candidates qualifies for these designations, the FDA may later decide that such product candidate no longer meets the conditions for that designation, and we may not receive the benefits of the designation for that product candidate. If a product candidate is awarded Priority Review designation by the FDA, it may not result in a faster or more streamlined regulatory review or approval process compared to products considered for approval under conventional FDA procedures, and it does not ensure ultimate marketing approval of such product candidate by the FDA.
We have received orphan drug designation for NGN-401 for the treatment of Rett syndrome and we may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.
We have received orphan drug designation from the FDA and orphan drug designation and advanced therapy medicinal product designation from the European Medicines Agency (“EMA”) for NGN-401 for the treatment of Rett syndrome. Although we may seek orphan product designation for some or all of our other product candidates, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
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
Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying BLA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent BLA or NDA. A product candidate that received Rare Pediatric Disease designation is eligible to receive a voucher if it is approved by September 30, 2029. While we have obtained Rare Pediatric Disease designation for NGN-401 for the treatment of Rett syndrome, in order to obtain a priority review voucher, NGN-401 must be approved by September 30, 2029. If approval is not obtained by then, we would not be in a position to obtain a priority review voucher, unless Congress further reauthorizes the program beyond the current sunset date. Additionally, designation of a biological product for a rare pediatric disease does not guarantee that a BLA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

In connection with the Reverse Merger, we declared a dividend to each person who, as of immediately prior to the effective time of the Reverse Merger, was a stockholder of the Company or had the right to receive our common stock pursuant to an existing pre-funded warrant, of the right to receive one non-transferable contingent value right (each, a “CVR”) for each then outstanding share of our common stock (before giving effect to a 1-for-4 reverse stock split (the “Reverse Stock Split”) that was implemented immediately prior to the effective time), each representing the non-transferable contractual right to receive certain contingent payments from the Company upon the occurrence of certain events within agreed time periods. Holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger will also receive four CVRs for each share of our common stock that may be issued upon exercise of such option, such that they will receive the same number of CVRs as they would have received if the option had been exercised before the Reverse Stock Split, subject to certain conditions set forth in the CVR Agreement.
Pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related to the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns we filed prior to the effective time of the Reverse Merger. While we have entered into agreements for the disposition of certain legacy assets of Neoleukin, we are still pursuing a resolution of the legacy lease obligations of Neoleukin and expect that we will need to allocate resources, including payment of certain up-front costs, and time from employees and management to complete the resolution of such obligations and to administer the provisions of the CVR Agreement and distribution of any payments to holders of the CVRs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of June 30, 2026, there are approximately 22,623,063 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. After giving effect to the July 2026 Offering, that number increased to approximately 27,414,728. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. On July 2, 2026, we closed the July 2026 Offering pursuant to which we sold 4,124,999 shares of our common stock and prefunded warrants to purchase an additional 666,666 shares of our common stock. In August 2025, we entered into the Sales Agreement with Leerink, pursuant to which we have sold $37.1 million in shares of our common stock as of June 30, 2026 in “at the market” offerings. We may from time to time offer and sell through Leerink up to an additional $112.9 million of the common stock registered under the shelf registration statement pursuant to one or more additional “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.
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
We may be exposed to increased litigation from stockholders, suppliers and other third parties, which may have an adverse impact on our business and results of operations or may cause disruptions to our operations. In the past, stockholders have initiated class action lawsuits against biotechnology companies following periods of volatility in the market prices of these companies’ stock or immaterial changes to trial protocols. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the quarter ended June 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

10.1	First Amendment to the Amended and Restated Consulting Agreement between Neurogene Inc. and Stuart Cobb Consulting Ltd. dated April 19, 2024
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 11, 2026	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)