Form 10-Q
period 2026-09-30
Neurogene Inc.
filed 2026-11-09
CIK 1404644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 5, 2026, there were 20,700,905 shares of the registrant’s common stock outstanding.

Part I - Financial Information
Item 1. Condensed Consolidated Financial Statements
Neurogene Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Information)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$78,942	$103,845
Short-term investments	280,776	165,168
Prepaid expenses and other current assets	3,021	2,757
Total current assets	362,739	271,770
Property and equipment, net	11,185	12,792
Operating lease right-of-use assets	2,063	2,648
Finance lease right-of-use assets	6	22
Restricted cash	339	339
Other non-current assets	1,569	1,033
Total assets	$377,901	$288,604

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,288	$1,953
Accrued expenses and other current liabilities	12,866	10,756
Operating lease liabilities, current	3,004	3,050
Finance lease liabilities, current	5	14
Contingent value rights liability, current	—	638
Total current liabilities	18,163	16,411
Operating lease liabilities, non-current	4,535	6,822
Finance lease liabilities, non-current	2	5
Contingent value rights liability, non-current	407	428
Other liabilities	—	51
Total liabilities	23,107	23,717
Commitments and contingencies - Note 9
Stockholders' equity:
Preferred stock, $0.000001 par value; 50,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.000001 par value; 450,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 20,693,618 and 15,489,800 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	801,888	617,536
Accumulated deficit	(447,094)	(352,649)
Total stockholders' equity	354,794	264,887
Total liabilities and stockholders' equity	$377,901	$288,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development expenses	$23,522	$17,241	$74,140	$54,372
General and administrative expenses	8,854	6,557	28,255	21,427
Total operating expenses	32,376	23,798	102,395	75,799
Loss from operations	(32,376)	(23,798)	(102,395)	(75,799)
Other income (expense):
Interest income	3,238	2,739	7,545	8,874
Interest expense	—	(1)	(1)	(4)
Other income	144	149	451	1,509
Other expense	(29)	(42)	(45)	(196)
Net loss	$(29,023)	$(20,953)	$(94,445)	$(65,616)

Per share information:
Net loss per share, basic and diluted	$(1.05)	$(0.99)	$(3.90)	$(3.11)
Weighted-average shares of common stock outstanding, basic and diluted	27,695,698	21,168,431	24,204,232	21,073,996
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In Thousands, Except Share Information)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2025	15,489,800	$—	$617,536	$(352,649)	$264,887
Stock-based compensation expense	—	—	3,629	—	3,629
Common stock issued upon exercise of stock options	21,324	—	201	—	201
Common shares issued upon vesting of restricted stock units	104,662	—	—	—	—
Net loss	—	—	—	(30,934)	(30,934)
Balance- March 31, 2026	15,615,786	$—	$621,366	$(383,583)	$237,783
Stock-based compensation expense	—	—	7,862	—	7,862
Common stock issued upon exercise of stock options	1,374	—	22	—	22
Common stock issued under the 2023 Employee Stock Purchase Plan	3,815	—	67	—	67
Issuance of common stock in at-the-market offering, net of offering costs	209,529	—	5,904	—	5,904
Deferred costs related to offering	—	—	(17)	—	(17)
Net loss	—	—	—	(34,488)	(34,488)
Balance- June 30, 2026	15,830,504	$—	$635,204	$(418,071)	$217,133
Stock-based compensation expense	—	—	5,147	—	5,147
Issuance of common stock and pre-funded warrants in July 2026 public offering, net of offering costs	4,124,999	—	134,877	—	134,877
Issuance of common stock in at-the-market offering, net of offering costs	679,525	—	25,889	—	25,889
Common stock issued upon exercise of stock options	58,590	—	771	—	771
Net loss	—	—	—	(29,023)	(29,023)
Balance- September 30, 2026	20,693,618	$—	$801,888	$(447,094)	$354,794

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount
Balance- December 31, 2024	14,854,725	$—	$572,673	$(262,298)	$310,375
Stock-based compensation expense	—	—	4,048	—	4,048
Common stock issued upon exercise of stock options	1,683	—	19	—	19
Common stock issued upon vesting of restricted stock units	73,158	—	—	—	—
Net loss	—	—	—	(22,647)	(22,647)
Balance- March 31, 2025	14,929,566	$—	$576,740	$(284,945)	$291,795
Stock-based compensation expense	—	—	3,408	—	3,408
Exchange of common stock for pre-funded warrants	(667,500)	—	—	—	—
Common stock issued upon exercise of stock options	7,198	—	68	—	68
Net loss	—	—	—	(22,016)	(22,016)
Balance- June 30, 2025	14,269,264	$—	$580,216	$(306,961)	$273,255
Stock-based compensation expense	—	—	3,365	—	3,365
Issuance of common stock in at-the-market offering, net of offering costs	500,000	—	9,784	—	9,784
Common stock issued upon exercise of stock options	6,021	—	89	—	89
Net loss	—	—	—	(20,953)	(20,953)
Balance- September 30, 2025	14,775,285	$—	$593,454	$(327,914)	$265,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

Neurogene Inc.
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(94,445)	$(65,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,638	10,821
Depreciation and impairment of property and equipment	2,481	2,267
Non-cash operating lease expense	585	606
Amortization of finance lease right-of-use assets	16	38
Amortization and accretion of premiums/discounts on held-to-maturity investments	(2,908)	(4,036)
Change in contingent value rights liability	(659)	(744)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(318)	(1,366)
Other assets	(536)	(88)
Accounts payable	319	218
Accrued expenses and other liabilities	2,135	334
Operating lease liabilities	(2,333)	(2,178)
Net cash used in operating activities	(79,025)	(59,744)
Investing activities
Purchases of property and equipment	(950)	(1,055)
Purchases of held-to-maturity investments	(436,840)	(226,750)
Proceeds from maturities of held-to-maturity investments	324,140	212,200
Net cash used in investing activities	(113,650)	(15,605)
Financing activities
Proceeds from July 2026 public offering, net of offering costs	134,860	—
Proceeds from sale of common stock in at-the-market offering, net of offering costs	31,863	9,800
Payment of deferred offering costs related to at-the-market offering	—	(166)
Proceeds from the issuance of common stock upon exercise of options	994	176
Principal payments on finance leases	(12)	(42)
Proceeds from the issuance of common stock under the 2023 Employee Stock Purchase Plan	67	—
Net cash provided by financing activities	167,772	9,768
Net decrease in cash, cash equivalents and restricted cash	(24,903)	(65,581)
Cash, cash equivalents and restricted cash at beginning of period	104,184	136,925
Cash, cash equivalents and restricted cash at end of period	$79,281	$71,344

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs reclassified to additional paid-in capital	$53	$—
Deferred offering costs related to at-the-market sales agreement in accrued expenses	$—	$75
Unpaid equity offering costs included in accrued liabilities	$15	$—
Supplemental cash flow information:
Cash paid for interest	$1	$4
Deferred offering costs allocated to at-the-market offering	$—	$16
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
Liquidity and Financial Condition
Since its inception, the Company has funded its operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock, and pre-funded warrants) and has incurred significant recurring losses, including net losses of $94.4 million and $65.6 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company used cash in operations of $79.0 million and $59.7 million for the nine months ended September 30, 2026 and 2025, respectively, and had an accumulated deficit of $447.1 million as of September 30, 2026. Management expects to incur substantial and increasing losses in future periods as the Company advances its products through its clinical and regulatory process and will rely on outside capital to fund its operations for the foreseeable future. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its product candidates.
As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of approximately $359.7 million. In July 2026, the Company completed a public offering of common stock and pre-funded warrants, generating aggregate net proceeds of approximately $134.9 million after deducting underwriters’ discount and commissions and offering expenses. During the nine months ended September 30, 2026, the Company sold 889,054 shares of its common stock under the Sales Agreement, and received net proceeds of $31.8 million after deducting commissions and other offering expenses. For more information on the Sales Agreement, see Note 11, Stockholders’ Equity—At-The-Market Offering of Shares. The Company expects its available cash, cash equivalents and short-term investments as of the issuance date of these financial statements will be sufficient to fund its obligations as they become due for at least one year beyond the issuance date of these financial statements.

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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2026, and results of operations and cash flows for all periods presented. The interim results presented are not necessarily indicative of results that can be expected for the full year ending December 31, 2026.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$78,942	$103,845
Restricted cash	339	339
Total cash, cash equivalents and restricted cash	$79,281	$104,184
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
Concentrations of Credit Risk
Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s cash and cash equivalent accounts, at times, may exceed federally insured limits. As of September 30, 2026, the Company had $78.8 million in excess of the federally insured limits. The Company places its cash in financial institutions that management believes to be of high credit quality.
Contingent Value Rights
In conjunction with the reverse merger, the Company entered into a CVR Agreement on December 18, 2023 with the Rights Agent named therein (the “CVR Agreement”) prior to Closing. Included in the CVR Agreement are three different types of CVRs: (i) the Lease CVR, (ii) the Intellectual Property CVR, and (iii) the Sales Tax CVR (each as defined in the CVR Agreement). As of August 2025, the Sales Tax CVR was fully satisfied. The Company evaluated each of the CVRs to determine if they qualified as derivatives under ASC 815, Derivatives and Hedging, and concluded that since certain scope exceptions were met, the CVRs did not qualify as derivatives. Instead, the Company records a contingent consideration liability associated with the CVRs when payments are probable and estimable under ASC 450, Contingencies. In assessing whether payments are probable and estimable, the Company considers the existence of or ability to enter into agreements with third parties or government agencies and the timing of potential payments. Refer to Note 9, Commitments and Contingencies, for further discussion on the CVRs.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax assets to a level which, more likely than not, will be realized. No provision for federal or state income taxes was recorded during the three and nine months ended September 30, 2026 and 2025, as the Company incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.
The Company assesses its income tax positions and records tax benefits based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions for which it is not more likely than not that a tax benefit will be sustained, no tax benefit is recognized in the financial statements. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of income tax expense. As of September 30, 2026, there were no material changes to either the nature or the amounts of the uncertain tax positions.

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited financial statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.
Net Loss Per Share Attributable to Common Stockholders
Basic net loss per share of common stock is computed by dividing net loss attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. In periods of losses, diluted net loss per share is computed on the same basis as basic net loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Outstanding pre-funded warrants as of September 30, 2026 and 2025 were 7,459,225 and 6,792,559, respectively. Pre-funded warrants are considered outstanding as of their issuance date and are included in basic and diluted net loss per share because they are fully vested and exercisable for nominal cash consideration.
The following potentially dilutive securities have been excluded from the diluted per share calculations as they would be anti-dilutive:

	Nine Months Ended September 30,
	2026	2025
Outstanding stock options	3,014,748	2,112,391
Restricted stock units	282,030	257,797
Performance stock units	252,124	252,124
Shares issuable under 2023 Employee Stock Purchase Plan	4,879	10,494
Total	3,553,781	2,632,806
Comprehensive Loss
Comprehensive loss consists of net loss and other comprehensive income (loss). The Company had no items of other comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025. Accordingly, comprehensive loss was equal to net loss for all periods presented.
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
4.Investments
The following table summarizes the Company’s investment securities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$62,671	$—	$—	$62,671
Short-term investments:
U.S. treasury notes	280,776	—	(618)	280,158
Total	$343,447	$—	$(618)	$342,829
All of the Company’s investments mature within the next 12 months.

	December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Cash equivalents:
Money market funds	$93,593	$—	$—	$93,593
Short-term investments:
U.S. treasury notes	165,168	135	(1)	165,302
Total	$258,761	$135	$(1)	$258,895
5.Fair Value of Financial Instruments
As of September 30, 2026 and December 31, 2025, financial assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Money market funds	$62,671	$—	$—
U.S. treasury notes	280,158	—	—
Total	$342,829	$—	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Money market funds	$93,593	$—	$—
U.S. treasury notes	165,302	—	—
Total	$258,895	$—	$—

Money market funds are cash equivalents and are included in cash and cash equivalents in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025.
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Other receivables	$242	$460
Prepaid expenses	2,518	1,938
Deferred financing costs	139	191
Other current assets	122	168
Total prepaid and other current assets	$3,021	$2,757
7.Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Lab equipment	$3,395	$3,262
Manufacturing equipment	7,860	7,582
Office equipment	36	30
Leasehold improvements	15,640	15,418
Software	285	285
Land improvements	80	—
Construction in progress	355	324
Total property and equipment, cost	27,651	26,901
Less: accumulated depreciation and impairment	(16,466)	(14,109)
Property and equipment, net	$11,185	$12,792
The Company recorded depreciation and amortization expense of $0.8 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and recorded $2.4 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively.
Management has reviewed its property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. During the nine months ended September 30, 2026, impairment losses were immaterial. During the nine months ended September 30, 2025, no impairment losses were recorded. Impairment losses are charged to research and development expenses in the condensed consolidated statement of operations. Fair value for the idle assets was determined by a quoted purchase price for the assets.
8.Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation, bonuses and related benefits	$5,413	$5,072
Research and development	6,841	5,120
Other	612	564
Total accrued expenses and other current liabilities	$12,866	$10,756

9.Commitments and Contingencies
Lease Obligations
New York Headquarters Lease
In September 2019, the Company commenced a sublease of approximately 6,000 square feet of office space for the corporate headquarters in New York, New York with a term expiring in June 2023.
In July 2021, the sublessor was released from the original lease by the landlord, and the Company attorned to the landlord the executory terms and provisions of the sublease. In February 2022, the Company entered into an extension of the New York office lease (retroactive to December 2021) through June 2026. In November 2025, the Company entered into a second amendment of the lease, extending the New York office lease through January 2028, with decreased monthly lease payments of approximately $0.03 million. As a result, the Company recorded an additional operating right-of-use asset of approximately $0.4 million and an additional operating lease liability of approximately $0.4 million.
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
Eastlake Lease in Seattle
As a result of the reverse merger, the Company assumed an operating lease for approximately 6,272 square feet of office space in Seattle, Washington for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The Company had assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”). Pursuant to the terms of the Eastlake Sublease, Neurogene received approximately $1.6 million in lease payments. The Eastlake Lease and the Eastlake Sublease each expired in accordance with their terms on September 30, 2026. The Company did not renew or extend either agreement, and no termination payments were made or received in connection with the expiration. The Company recorded sublease income of $0.1 million for the three months ended September 30, 2026 and 2025. The Company recorded sublease income of $0.4 million for the nine months ended September 30, 2026 and 2025. Sublease income is included in other income in the statement of operations. As of September 30, 2026, the Company had no remaining lease payments receivable under the Eastlake Sublease.

Supplemental lease expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$390	$459	$1,213	$1,415
Finance lease cost
Amortization of finance leases	2	12	16	38
Interest on finance lease liabilities	—	1	1	4
Variable lease cost	384	395	1,094	1,132
Short-term lease cost	15	16	38	45
Total lease cost	$791	$883	$2,362	$2,634
Lease CVR
Under the CVR Agreement, each CVR holder is eligible to receive certain net savings, if any, realized by June 30, 2029, in connection with certain legacy lease obligations (the “Lease CVR”). As of September 30, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability on the Company’s condensed consolidated balance sheet consisting of lease commitments that were probable and estimable at the Closing. The commitments relate to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term, which expired on September 30, 2026.
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
December 2023 CVR Licensing Agreement
Prior to the Closing, Neoleukin entered into a licensing agreement on December 13, 2023, with an unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “December 2023 CVR Licensing Agreement”). In June 2024, an upfront payment of $0.2 million was received by the Company and was recorded as licensing revenue within the condensed consolidated statements of operations. Since the December 2023 CVR Licensing Agreement was entered into before the Closing, the CVR holders are eligible to receive 100% of the net proceeds derived from the December 2023 CVR Licensing Agreement. The December 2023 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $13.4 million, as well as royalty payments. However, as of September 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement.
April 2024 CVR Licensing Agreement
In April 2024, the Company entered into a licensing and intellectual property assignment agreement with another unrelated third party to develop and commercialize certain legacy Neoleukin assets (the “April 2024 CVR Licensing Agreement”). In April 2024, the Company received a one-time upfront payment of approximately $0.8 million and reimbursement of $0.01 million for patent expenses under the April 2024 CVR Licensing Agreement. Accordingly, the Company recorded $0.8 million as licensing revenue within the condensed consolidated statements of operations. Since the April 2024 CVR Licensing Agreement was entered into within one year after the Closing, the CVR holders are eligible to receive 80% of the net proceeds derived from the April 2024 CVR Licensing Agreement. The April 2024 CVR Licensing Agreement contains development, regulatory and commercialization milestones totaling up to approximately $11.0 million, as well as royalty payments. However, as of September 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the April 2024 CVR Licensing Agreement.

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
The following table summarizes the components of the contingent value rights liability in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$407	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$407	$638	$428
As per the CVR Agreement, the total amount owed to CVR holders, after deductions permitted under the Merger Agreement, must be at least $0.5 million to trigger a CVR payment prior to the end of the CVR term.
All other payments under the CVR Agreement were not considered probable and estimable as of September 30, 2026 and therefore, no additional contingent consideration liability has been recorded. The Company will evaluate the probable and estimable range of outcomes under the CVR Agreement at each reporting period until the end of the CVR term and adjust the amounts accrued for, as necessary.
Employment Agreements
The Company has employment and consulting agreements with key personnel providing for compensation and severance in certain circumstances, as defined in the respective employment agreements.
Other Research and Development Arrangements
As of September 30, 2026, the Company had standing agreements with consultants, contractors or service providers that generally can be terminated by the Company with 30 to 60 days written notice, unless otherwise indicated.
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
For the three months ended September 30, 2026 and 2025, the expense recorded by the Company related to the MCA was $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the expense recorded by the Company related to the MCA was $1.2 million and $1.2 million, respectively.
License Agreement with Virovek
In September 2020, the Company entered into a Non-Exclusive License Agreement with Virovek, Inc., pursuant to which the Company has a license to use certain patents and know-how on a non-exclusive basis related to the Company’s baculovirus process in exchange for low single-digit percentage royalties on future commercial net sales of each product using the baculovirus process, development milestone payments of up to $0.2 million in the aggregate, and a nonrefundable annual license fee. This agreement continues until the later of (i) the expiration of the last to expire patent right that covers the manufacture, use, offer for sale, sale, importation, export or supply of any licensed product, (ii) ten years after the first commercial sale of any licensed product, or (iii) the expiration of all regulatory or market exclusivities. The Company may terminate this agreement for convenience upon 60 days’ notice. During the nine months ended September 30, 2026 and 2025, no milestone expense was recorded.

License Agreement with Sigma-Aldrich Co
In January 2023, the Company entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which the Company has a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in the Company’s baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate enters the clinic. In addition, on a product-by-product basis, the Company is obligated to pay up to $2.5 million in the aggregate for regulatory-related milestones. This agreement remains in force for as long as the Company continues to possess and use the licensed technology. The Company may terminate this agreement for convenience upon 60 days’ notice. During the nine months ended September 30, 2026 and 2025, no milestone expense was recorded.
License Agreement with Stanford
In August 2024, the Company entered into a Non-Exclusive License Agreement with the Board of Trustees of Leland Stanford Junior University (the “Stanford License Agreement”) to license, on a non-exclusive basis, certain biological materials used in the manufacturing process of the Company’s product candidates, including NGN-401. Over the 10-year term of the Stanford License Agreement, the Company is obligated to pay an annual license maintenance fee. The Company may terminate this agreement for convenience upon 30 days’ notice. During the nine months ended September 30, 2026 and 2025, no milestone expense was recorded.
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
At-The-Market Offering of Shares
In August 2025, the Company entered into an at-the-market (“ATM”) sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of the Company’s common stock with an aggregate price up to $150.0 million through Leerink. During the nine months ended September 30, 2026, the Company sold 889,054 shares of the Company’s common stock pursuant to the Sales Agreement, and received $31.8 million in net proceeds after deducting commissions and other offering expenses. As of September 30, 2026, the remaining amount authorized for sale under the Sales Agreement was $86.2 million.
In connection with the Sales Agreement, the Company incurred approximately $0.9 million of offering costs, of which $0.2 million was deferred. The deferred offering costs are recognized ratably as a reduction to additional paid-in-capital as shares are sold under the Sales Agreement. As of September 30, 2026, approximately $0.1 million of deferred offering costs remained on the balance sheet.
Public Offering of Common Stock and Pre-funded Warrants
In July 2026, the Company issued and sold an aggregate of 4,124,999 shares of its common stock (inclusive of 624,999 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $30.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 666,666 shares of the Company’s common stock at a public offering price of $29.999999 per pre-funded warrant. The Company received net proceeds of approximately $134.9 million, after deducting the underwriters’ discount and commissions and offering expenses.

Pre-funded Warrants
The Company has pre-funded warrants outstanding to purchase an aggregate of 7,459,225 shares of the Company’s common stock as of September 30, 2026. The pre-funded warrants are exercisable at any time for exercise prices ranging from $0.000001 to $0.001, except that the pre-funded warrants cannot be exercised by a holder if, after giving effect thereto, such holder would beneficially own more than 4.99% or 9.99% of the Company’s outstanding common stock, at the holder’s election and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants are classified as equity. Information on the outstanding warrants is as follows:

Type	Exercise Price	Amount	Type of Financing
Common stock pre-funded warrant	$0.000001	425,987	Legacy pre-funded warrants outstanding
Common stock pre-funded warrant	$0.000001	1,708,332	December 2023 preferred stock conversion
Common stock pre-funded warrant	$0.000001	1,825,635	December 2023 Pre-Closing Financing
Common stock pre-funded warrant	$0.001	2,165,042	November 2024 private placement
Common stock pre-funded warrant	$0.001	667,563	April 2025 common stock conversion
Common stock pre-funded warrant	$0.000001	666,666	July 2026 public offering
Total		7,459,225
The Company had reserved shares of the Company’s common stock for future issuance as follows:

	September 30, 2026	December 31, 2025
Unvested restricted stock units	282,030	256,361
Unvested performance stock units	252,124	252,124
Options outstanding	3,014,748	2,088,550
Shares available for future grant under the 2023 Equity Incentive Plan	1,398,273	1,277,826
Shares available for future grant under the 2025 Inducement Plan	571,996	394,055
Shares available for future issuance under the 2023 Employee Stock Purchase Plan	532,096	313,088
Pre-funded warrants outstanding	7,459,225	6,792,559
Total common stock reserved	13,510,492	11,374,563
12.Stock-Based Compensation
In March 2025, the Company’s board of directors approved the Neurogene Inc. 2025 Inducement Plan, which reserves for issuance up to 500,000 shares of the Company’s common stock underlying inducement awards. In August 2026, the Company’s board of directors approved an increase of 548,000 shares reserved for issuance under the Company’s 2025 Inducement Plan. The additional shares will be available for future equity awards granted pursuant to the terms of the 2025 Inducement Plan.
The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$2,251	$1,667	$6,731	$4,814
General and administrative expenses	2,896	1,698	9,907	6,007
Total expense	$5,147	$3,365	$16,638	$10,821

The following table summarizes the option activity:

Options	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual term (in years)
Outstanding at December 31, 2025	2,088,550	$23.49	7.91
Granted	1,135,868	$21.39
Exercised	(81,288)	$13.64
Expired/Forfeited	(128,382)	$24.17
Outstanding at September 30, 2026	3,014,748	$22.94	8.00
Exercisable at September 30, 2026	1,239,247	$24.29	6.70
As of September 30, 2026, the aggregate intrinsic value of outstanding options and exercisable options was approximately $21.9 million and $8.8 million, respectively. The aggregate intrinsic value of options exercised was $1.5 million for the nine months ended September 30, 2026.
The weighted-average grant date fair value of options granted was $17.00 and $13.43 per share for the nine months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation related to stock options of approximately $3.4 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation related to stock options of approximately $9.0 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the total unrecognized compensation expense related to unvested stock option awards was approximately $27.8 million, which the Company expects to recognize over a weighted-average period of 2.77 years.
The fair value of each option was estimated on the grant date using the weighted-average assumptions in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	95.03%-95.82%	95.53%-96.03%	95.03%-97.43%	93.99%-96.49%
Risk-free interest rate	4.23%-4.56%	3.77%-3.99%	3.64%-4.56%	3.77%-4.42%
Expected life (in years)	6.04-6.08	6.03-6.07	5.27-6.98	5.27-6.96
Expected dividend yield	—	—	—	—

Restricted Stock Units
A summary of the Company’s restricted stock unit (“RSU”) activity and related information for the nine months ended September 30, 2026 is as follows:

RSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	256,361	$26.16
Restricted stock units granted	150,430	$17.76
Restricted stock units vested	(104,662)	$28.16
Restricted stock units forfeited	(20,099)	$23.62
Unvested at September 30, 2026	282,030	$21.12
The Company recorded stock-based compensation expense related to RSUs of approximately $0.9 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense related to RSUs of approximately $2.6 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $3.9 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 1.70 years.
Performance Stock Units
A summary of the Company’s performance stock unit (“PSU”) activity and related information for the nine months ended September 30, 2026 is as follows:

PSUs	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	252,124	$36.06
Performance stock units granted	—	$—
Performance stock units vested	—	$—
Performance stock units forfeited	—	$—
Unvested at September 30, 2026	252,124	$36.06
The PSUs were granted with vesting in two equal tranches based on certain performance conditions. Each PSU entitles the holder to receive one share of the Company's common stock when the PSU vests. Stock-based compensation expense for PSUs will be recognized when it is probable that the performance conditions will be achieved. During 2025, the performance conditions underlying the first tranche of 126,062 PSUs were achieved for the first milestone and are currently considered probable to vest. As of September 30, 2026, the performance conditions underlying the second tranche of 126,062 PSUs were deemed probable of achievement and considered probable to vest. The Company recorded stock-based compensation expense related to PSUs of approximately $0.8 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded stock-based compensation expense related to PSUs of approximately $5.0 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there was approximately $1.4 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a remaining weighted average vesting period of approximately 0.45 years.

2023 Employee Stock Purchase Plan
For the nine months ended September 30, 2026, the Company issued 3,815 shares of common stock at a purchase price of $17.65 per share under the 2023 Employee Stock Purchase Plan. Cash received from the purchases under the plan for the nine months ended September 30, 2026 was approximately $0.1 million.

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
As of September 30, 2026 and 2025, the Company did not have any significant long-lived assets located outside of the United States. Information on the segment and reconciliation to net loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Program specific expenses:
Rett syndrome	$8,934	$5,559	$29,861	$17,135
Batten disease	(26)	136	212	1,382
Early Discovery	823	614	2,111	2,621
Unallocated internal expenses:
Personnel-related	6,415	5,449	18,861	15,978
Stock-based compensation	2,251	1,669	6,731	4,815
Manufacturing	4,095	3,111	13,168	9,856
Other (a)	1,030	703	3,196	2,585
Total research and development expenses	$23,522	$17,241	$74,140	$54,372

General and administrative specific expenses:
Personnel-related	$3,132	$2,248	$8,543	$6,944
Stock-based compensation	2,896	1,697	9,907	6,007
Professional and consultant fees	1,284	1,088	3,919	3,335
Office-related	605	619	1,711	1,871
Other (b)	937	905	4,175	3,270
Total general and administrative expenses	$8,854	$6,557	$28,255	$21,427

Other income(c)	3,353	2,845	7,950	10,183
Net loss	$(29,023)	$(20,953)	$(94,445)	$(65,616)
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
Overview
Despite recent scientific advances in genetics, most neurological diseases, particularly those with devastating consequences to patients, are left untreated. Conventional gene therapy is an attractive potential treatment approach for only a limited number of monogenic diseases due to the challenges caused by the complex biology of neurological diseases and by inherent variable transgene uptake and expression. We are a clinical-stage biotechnology company committed to overcoming these limitations and turning today’s complex, devastating neurological diseases into treatable conditions. We are building a robust and differentiated product portfolio of genetic medicines for rare neurological diseases with high unmet need not otherwise addressable by conventional gene therapy. One approach we are taking harnesses our proprietary transgene regulation technology, EXACTTM (Expression Attenuation via Construct Tuning), that utilizes microRNA-based genetic circuits designed to deliver therapeutic levels of transgene to key areas of the brain that underlie neurological disease pathology.
Our lead clinical-stage program, NGN-401, is in development for the treatment of Rett syndrome, a severe and progressive neurodevelopmental disease with substantial neurological and physical impairments and significant unmet need. NGN-401 is purposefully designed to utilize the EXACT platform and adeno-associated virus (“AAV”) delivery via intracerebroventricular (“ICV”) administration, and to deliver the full-length MECP2 gene which preserves the complete set of endogenous regulatory elements to restore functional MeCP2 protein. We believe ICV delivery is the most suitable route of administration to achieve optimal biodistribution in key regions of the brain and other parts of the nervous system that underlie Rett syndrome pathophysiology. We have completed dosing of 25 participants in our ongoing registrational trial of NGN-401, EmboldenTM, a single-arm, open-label, baseline-controlled trial evaluating the 1E15 vg dose of NGN-401 gene therapy in females with Rett syndrome. The Embolden trial is designed to evaluate NGN-401 in females ages three and above with potential to support a broad label in a single study and enable an efficient path to market. Topline results are expected in the second half of 2027.

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
NGN-401 at the 1E15 vg dose continues to be generally well-tolerated in the Phase 1/2 trial and Embolden, with no cases of hemophagocytic lymphohistiocytosis (“HLH”) in any participant at this dose, as of November 8, 2026.
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
In June 2025, we first announced written agreement from the FDA on key elements of the NGN-401 Embolden registrational trial design, and we confirmed these elements and the trial design in September 2025. The primary endpoint is a responder-based composite endpoint that will assess an improvement in CGI-I with Rett syndrome anchors and the gain of a developmental milestone, compared to the participant’s own baseline. Responders are defined as participants who attain a CGI-I score less than or equal to three (“minimally improved”) and gain any one developmental milestone from a list of 28, as captured through standardized video recordings and independently verified by blinded central raters at the 12-month endpoint. A response rate of 9 of 25 participants (36%) is the minimum threshold for success to reject the null hypothesis in the Embolden trial. We expect to report topline data in the second half of 2027, and therefore we do not plan to share data updates from the trial before that time.
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
We previously reached alignment with the FDA on our potency assay strategy and chemistry, manufacturing and controls (“CMC”) planning for the program. We initiated our Process Performance Qualification (“PPQ”) campaign in July 2026 and confirmed our commercial manufacturing scale is the same as our current clinical manufacturing scale, removing the need for drug substance comparability studies. We expect to complete the PPQ runs by the end of 2026.

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
In June 2024, we announced that we were one of four sponsors selected by the Center for Biologics Evaluation and Research at the FDA to participate in the FDA’s Support for clinical Trials Advancing Rare disease Therapeutics (“START”) pilot program based on potential for clinical benefits and clinical development program readiness. As part of the START program, we have opportunities for enhanced communications with the FDA, with the aim to further accelerate the pace of NGN-401’s development. These opportunities are designed to provide frequent advice and regular ad-hoc conversations to address product-specific development issues, including, but not limited to, clinical study design, choice of control group and fine-tuning the choice of patient population.
NGN-401 has also received Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation from the FDA. NGN-401 also received Orphan designation and Advanced Therapy Medicinal Product designation from the EMA.
Aligned with our biology-first drug design philosophy, NGN-401 was purposefully designed to deliver the fully functional, full-length human MECP2 transgene with EXACT technology for controlled expression of the full-length MeCP2 protein on a cell-by-cell basis. NGN-401 uses a single-stranded (ss) AAV vector design to accommodate both the entire MECP2 transgene and the required regulatory elements, compared to a self-complementary (sc) AAV vector design that cannot accommodate both due to size constraints. In October 2026, we presented preclinical data with a ssAAV containing the NGN-401 construct demonstrating rapid, durable MECP2 transgene expression by Day 7, the earliest time point assessed in the study. Transgene expression remained durable through the three-month study. These data are consistent with the early signs of clinical improvement by a median of two months post-dosing observed in the NGN-401 Phase 1/2 clinical trial. These data provide additional evidence that scAAV does not provide a meaningful advantage in onset of action in the treatment of Rett syndrome.
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

Since our inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $718.7 million, including net proceeds of approximately $134.9 million from the July 2026 public offering and net proceeds of approximately $31.8 million from the Sales Agreement. See “Liquidity and Capital Resources” for additional information. However, we have incurred significant recurring losses, including net losses of $94.4 million and $65.6 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, we had an accumulated deficit of $447.1 million and cash, cash equivalents and short-term investments totaling $359.7 million. Following the completion of our July 2026 public offering, we believe our existing cash, cash equivalents and investments will be sufficient to fund our operations into the first quarter of 2029. We may seek additional capital in the future to advance our pipeline, support our operations or pursue strategic opportunities. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to consider actions such as reducing the scope of our operations and planned capital expenditures or selling certain assets, including intellectual property assets.
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

In December 2020, we entered into the Master Collaboration Agreement (“MCA”) with the University Court of the University of Edinburgh (the “University of Edinburgh”), which was amended in November 2023 to extend the term of the MCA to December 2026. This collaboration supports our pipeline development activities, and provides us with the option to in-license product candidates arising from research conducted in Dr. Stuart Cobb’s laboratory. Dr. Cobb serves as our Chief Scientific Officer and is also a Professor at the University of Edinburgh. Under the standard policies of the University of Edinburgh, as a professor inventor, he may be entitled to receive in the future a percentage of certain license-related payments made by us to the University. For more information about the MCA, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—License and Collaboration Agreements”.
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
Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to remain significant over the next several years as we continue patient monitoring activities for our ongoing registrational trial, conduct clinical trials for future product candidates, complete PPQ activities, and prepare regulatory filings for our product candidates.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development expenses	$23,522	$17,241	$6,281	$74,140	$54,372	$19,768
General and administrative expenses	8,854	6,557	2,297	28,255	21,427	6,828
Total operating expenses	32,376	23,798	8,578	102,395	75,799	26,596
Loss from operations	(32,376)	(23,798)	(8,578)	(102,395)	(75,799)	(26,596)
Other income (expense):
Interest income	3,238	2,739	499	7,545	8,874	(1,329)
Interest expense	—	(1)	1	(1)	(4)	3
Other income	144	149	(5)	451	1,509	(1,058)
Other expense	(29)	(42)	13	(45)	(196)	151
Net loss	$(29,023)	$(20,953)	$(8,070)	$(94,445)	$(65,616)	$(28,829)
Research and Development Expenses
The following table summarizes our research and development expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Program specific expenses:
Rett syndrome	$8,934	$5,559	$3,375	$29,861	$17,135	$12,726
Batten disease	(26)	136	(162)	212	1,382	(1,170)
Early Discovery	823	614	209	2,111	2,621	(510)
Unallocated internal expenses:
Personnel-related	6,415	5,449	966	18,861	15,978	2,883
Stock-based compensation	2,251	1,669	582	6,731	4,815	1,916
Manufacturing	4,095	3,111	984	13,168	9,856	3,312
Other	1,030	703	327	3,196	2,585	611
Total research and development expenses	$23,522	$17,241	$6,281	$74,140	$54,372	$19,768
Research and development expenses were $23.5 million for the three months ended September 30, 2026, as compared to $17.2 million for the three months ended September 30, 2025.

Expenses related to the Rett syndrome program increased primarily due to a $1.3 million increase in clinical trial costs related to the ongoing registrational clinical trial for NGN-401 and a $1.9 million increase in CMC costs primarily related to CDMO support and PPQ runs for NGN-401. The decrease in expenses related to the Batten disease program was primarily driven by a $0.1 million credit received from a CRO for clinical trial costs, due to the de-prioritization of the program. The increase in expenses related to the Early Discovery program was primarily driven by a $0.2 million increase in preclinical costs.
The increase in unallocated internal expenses was primarily driven by higher salaries, benefits, and stock-based compensation costs due to an increase in research and development headcount, as well as an increase in laboratory consumables expense related to CMC.
Research and development expenses were $74.1 million for the nine months ended September 30, 2026, as compared to $54.4 million for the nine months ended September 30, 2025.
Expenses related to the Rett syndrome program increased primarily due to a $9.3 million increase in clinical trial costs related to the ongoing registrational clinical trial for NGN-401 and a $5.0 million increase in CMC costs primarily related to CDMO support and PPQ manufacturing runs for NGN-401, partially offset by a $1.5 million decrease in preclinical costs and a $0.2 million decrease in clinical development costs related to NGN-401. The decrease in expenses related to the Batten disease program was primarily driven by a $1.0 million decrease in clinical trial costs and a $0.1 million decrease in CMC costs for the Phase 1/2 clinical trial of NGN-101, due to the de-prioritization of the program. The decrease in expenses related to the Early Discovery programs was driven by a $0.5 million decrease in preclinical development costs.
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
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
General and administrative specific expenses:
Personnel-related	$3,132	$2,248	$884	$8,543	$6,944	$1,599
Stock-based compensation	2,896	1,697	1,199	9,907	6,007	3,900
Professional and consultant fees	1,284	1,088	196	3,919	3,335	584
Office-related	605	619	(14)	1,711	1,871	(160)
Other	937	905	32	4,175	3,270	905
Total general and administrative expenses	$8,854	$6,557	$2,297	$28,255	$21,427	$6,828
General and administrative expenses were $8.9 million for the three months ended September 30, 2026, as compared to $6.6 million for the three months ended September 30, 2025. The increase was primarily attributable to: (i) a $1.2 million increase in stock-based compensation expense, driven by increased headcount and PSU expense recognized after the second underlying performance condition was deemed probable of achievement in the second quarter of 2026, (ii) a $0.9 million increase in personnel-related expenses, reflecting higher headcount to support business operations, and (iii) a $0.2 million increase in professional and consultant fees.

General and administrative expenses were $28.3 million for the nine months ended September 30, 2026, as compared to $21.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to: (i) a $3.9 million increase in stock-based compensation expense, driven by increased headcount and PSU expense after the second underlying performance condition was deemed probable of achievement, (ii) a $0.9 million increase in other expenses, primarily related to higher corporate costs and pre-commercial activities, (iii) a $1.6 million increase in personnel-related expenses, reflecting higher headcount to support business operations and (iv) a $0.6 million increase in professional and consultant fees. These increases were partially offset by a $0.2 million decrease in office-related expense.
We expect general and administrative expenses to increase in future periods as we continue to scale our operations.
Interest Income
Interest income increased by $0.5 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase was primarily due to an increase in the average cash and short-term investment balance related to the July 2026 public offering and the Sales Agreement partially offset by lower yields on cash, cash equivalents, and short-term investment balances.
Interest income decreased by $1.3 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to lower yields on cash, cash equivalents, and short-term investment balances.
Other Income
The change in other income was not material for the three months ended September 30, 2026.
Other income decreased by $1.1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily due to refunds received in 2025 attributable to (i) approximately $0.4 million in Washington state sales tax refunds receivable and (ii) approximately $0.7 million of New York state tax refunds received for the prior period amended returns.
Other Expenses
The change in other expenses was not material for the three months ended September 30, 2026.
Other expense decreased by $0.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was primarily driven by an approximate $0.1 million adjustment to the sales tax refund from Washington state for the nine months ended September 30, 2025.
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
As of September 30, 2026, we had cash, cash equivalents and short-term investments totaling $359.7 million. Since inception, we have funded our operations primarily with outside capital (e.g., proceeds from the sale of preferred stock, common stock and pre-funded warrants) and have raised aggregate net proceeds of approximately $718.7 million, including net proceeds of approximately $134.9 million from the July 2026 public offering described below.

In August 2025, we entered into an at-the-market sales agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock with an aggregate price up to $150.0 million through Leerink (the “ATM facility”). During the three months ended September 30, 2026, we sold 679,525 shares of our common stock pursuant to the Sales Agreement and received $25.9 million in net proceeds after deducting commissions and other offering expenses. During the nine months ended September 30, 2026, we sold 889,054 shares of our common stock pursuant to the Sales Agreement, and received $31.8 million in net proceeds after deducting commissions and other offering expenses. As of September 30, 2026, $86.2 million remained available for sale under the Sales Agreement.
In July 2026, we issued and sold an aggregate of 4,124,999 shares of our common stock (inclusive of 624,999 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $30.00 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase up to 666,666 shares of our common stock at a public offering price of $29.999999 per pre-funded warrant (the “July 2026 Offering”). We received net proceeds of approximately $134.9 million, after deducting the underwriters’ discount and commissions and offering expenses.
Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments should be sufficient to fund our operations into the first quarter of 2029. For more information, see “Risk Factors.”
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(79,025)	$(59,744)
Net cash used in investing activities	(113,650)	(15,605)
Net cash provided by financing activities	167,772	9,768
Net decrease in cash, cash equivalents and restricted cash	$(24,903)	$(65,581)
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, we used $79.0 million of cash in operating activities. Cash used in operating activities reflected our net loss of $94.4 million, a $0.7 million increase in our net operating assets, partially offset by non-cash charges of $16.2 million, which consisted primarily of $16.6 million of stock-based compensation, $2.5 million in depreciation and impairment expense and $0.6 million in non-cash operating lease expense, partially offset by $2.9 million in accretion on the held-to-maturity investments and $0.7 million change in the contingent value rights liability. The primary use of cash was to fund our operations related to the development of our product candidates.

For the nine months ended September 30, 2025, we used $59.7 million of cash in operating activities. Cash used in operating activities reflected our net loss of $65.6 million, a $3.1 million net increase in our operating assets and liabilities, and non-cash charges of $9.0 million. The non-cash charges consisted primarily of $10.8 million in stock-based compensation, $2.3 million in depreciation and $0.6 million in non-cash operating lease expense, partially offset by $4.0 million in accretion on the held-to-maturity investments and $0.7 million change in the contingent value rights liability. The primary use of cash was to fund our operations related to the development of our product candidates.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash flows used in investing activities consisted of purchases of short-term investments of $436.8 million and purchases of property and equipment of $1.0 million partially offset by proceeds from maturities of short-term investments of $324.1 million.
For the nine months ended September 30, 2025, net cash flows used in investing activities consisted of purchases of short-term investments of $226.8 million and purchases of property and equipment of $1.1 million, partially offset by proceeds from maturities of short-term investments of $212.2 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash flows provided by financing activities primarily consisted of $134.9 million in net proceeds from the July 2026 public offering, $31.9 million in net proceeds from open market sales of common stock pursuant to the Sales Agreement with Leerink Partners LLC, $1.0 million from the exercise of stock options and $0.1 million from the proceeds from issuance of common stock under the 2023 Employee Stock Purchase Plan. As of September 30, 2026, the remaining amount authorized for sale under the Sales Agreement was $86.2 million.
For the nine months ended September 30, 2025, net cash flows provided by financing activities primarily consisted of $9.8 million in net proceeds from open market sales of common stock pursuant to the Sales Agreement.
Contractual Obligations and Commitments
Lease Obligations
New York Headquarters Lease
We lease approximately 6,000 square feet of office space for our corporate headquarters in New York, New York. In November 2025, we extended the lease by an additional 19 months at a lower cost per square foot, and the lease now expires in January 2028.
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
Eastlake Lease in Seattle
Through the end of the third quarter of 2026, we leased approximately 6,272 square feet of office space in Seattle, Washington, that was previously used by Neoleukin for additional office and laboratory space for research and development and related uses (the “Eastlake Lease”). The lease expired on September 30, 2026. We also assumed the existing agreement to sublease the Eastlake Lease to an unrelated third party (“Eastlake Sublease”), which extended through the end of the term of the Eastlake Lease and so also expired on September 30, 2026. Pursuant to the terms of the Eastlake Sublease, we received approximately $1.6 million in lease payments. As of September 30, 2026, the Company had no remaining lease payments receivable under the Eastlake Sublease.

Lease CVR
Each contingent value right (“CVR”) distributed pursuant to the Contingent Value Rights Agreement, dated December 18, 2023, by and between us and the Rights’ Agent (the “CVR Agreement”) contains the contractual right to receive certain net savings, if any, realized by June 30, 2029, in connection with certain legacy lease obligations related to our business prior to the reverse merger with Neoleukin (the “Lease CVR”). As of September 30, 2026, approximately $0.4 million was recorded as a component of the contingent value rights liability arising from the Lease CVR on our condensed consolidated balance sheet. The commitment relates to Neoleukin’s sublease agreement, effective October 31, 2023, for one of its properties with an unrelated third party for the remainder of the lease term, which expired on September 30, 2026. For more information on the Lease CVR, see Note 9, Commitments and Contingencies—Lease CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Intellectual Property CVR
The December 2023 CVR Licensing Agreement and April 2024 CVR Licensing Agreement collectively account for the total Intellectual Property CVR. As of September 30, 2026, no other development and sales milestones were achieved nor deemed probable of achievement under the December 2023 CVR Licensing Agreement or the April 2024 CVR Licensing Agreement. For more information on the Intellectual Property CVR, see Note 9, Commitments and Contingencies—Intellectual Property CVR, in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes the components of the contingent value rights liability as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Current	Non-Current	Current	Non-Current
Lease CVR	$—	$407	$312	$428
Intellectual Property CVR	—	—	326	—
Total CVR liability	$—	$407	$638	$428
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
License Agreement with Sigma-Aldrich Co
In January 2023, we entered into a Non-Exclusive License Agreement with Sigma-Aldrich Co. LLC, pursuant to which we have a license to certain patents and know-how on a non-exclusive basis related to certain cell lines used in our baculovirus process in exchange for a small annual fee on a product-by-product basis, payable once the first product candidate entered the clinic. In addition, on a product-by-product basis, we are obligated to pay up to $2.5 million in the aggregate for regulatory-related milestones. This agreement remains in force for as long as we continue to possess and use the licensed technology. We may terminate this agreement for convenience upon 60 days’ notice.
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

Critical Accounting Policies and Significant Judgments and Estimates
Our financial statements are prepared in accordance with U.S. GAAP. The preparation of the financial statements and related disclosures requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. A summary of our significant accounting policies is presented in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026.
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
Under the supervision and with the participation of our principal executive officer and our principal financial officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.
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
Based on management’s evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in internal control over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a limited focus on early research and development and small clinical trials to a company that can also support commercial activities, including the manufacture of commercial scale product. We may not be successful in such a transition.
We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate clinical trials, product development programs or future commercialization efforts.
Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. Since our inception, we have funded our operations primarily through equity financings and have incurred significant recurring losses, including a cumulative net loss from inception through September 30, 2026 of $447.1 million. We expect to continue incurring significant expenses in connection with our ongoing activities, including continued patient monitoring activities for our ongoing Embolden trial of NGN-401 in patients with Rett syndrome, with the expectation that we will also initiate additional clinical trials in the future, and continue to research, develop and conduct preclinical studies of our other potential product candidates. We also anticipate that we may have near term expenses related to NGN-101 as we continue to evaluate options for the program following the denial by the FDA of a Regenerative Medicine Advanced Therapy (“RMAT”) designation, which precludes our ability to use a streamlined registrational pathway necessary for further investment in the program.

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
We do not have any committed external sources of funds. We have filed an S-3 Registration Statement for the sale of up to $300.0 million in any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. On July 2, 2026, we closed an underwritten public offering of shares of our common stock and pre-funded warrants to purchase our common stock registered under the shelf registration statement (the “July 2026 Offering”), resulting in proceeds of approximately $134.9 million after deducting underwriting discounts and commissions and other offering expenses. We have also entered into an at the market (“ATM”) Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), pursuant to which, as of September 30, 2026, we have sold $63.8 million in shares of common stock, resulting in proceeds of $61.9 million after deducting sales commissions and other offering expenses. We may in the future, from time to time, offer and sell through Leerink up to an additional $86.2 million of the common stock registered under the shelf registration statement, pursuant to one or more “at the market” offerings. However, sales of our common stock under the Sales Agreement with Leerink are subject to business, economic or competitive uncertainties and contingencies, and adequate additional financing may not be available to us on acceptable terms, or at all. We may be required to or choose to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Such financings may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of existing stockholders. Debt financing may result in imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to future collaborations with third parties, we may have to relinquish valuable rights to product development programs, or grant licenses on terms that are not favorable to us. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions, including volatility in interest rates, escalating trade tensions and restrictions, tariffs, geopolitical instability, changes in government regulations and significant volatility in the credit and financial markets in the United States and worldwide, particularly in the biotechnology and biopharmaceutical industries, over which we may have no or little control. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate clinical trials, product development programs or future commercialization efforts.
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
We have incurred significant net losses in each period since we commenced operations in 2018. Our net loss was $94.4 million for the nine months ended September 30, 2026 and our cumulative net loss from inception as of September 30, 2026 was $447.1 million. We expect to continue to incur significant losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:
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

If safety concerns develop with respect to our product candidates or clinical trial designs, we may be delayed in our development plans as we may need to pause our enrollment in a clinical trial, revise our trial designs, investigate potential safety developments, or take other measures that may increase the amount of time and resources required to bring our product candidates forward. For example, in November 2024, following a serious adverse event (“SAE”) that resulted in a fatality in the 3E15 vg dose of our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome, we elected to initially pause further use of the 3E15 vg dose and subsequently made the determination to remove that dose and also paused enrollment until such time as we could update our trial protocol to remove the 3E15vg dose and add additional safety monitoring protocols, which we subsequently did.
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
In November 2024, a participant who had been recently dosed at the 3E15 vg dose of NGN-401 in our Phase 1/2 clinical trial of NGN-401 for the treatment of Rett syndrome experienced an SAE consistent with known risks of AAV gene therapy and ultimately died from this complication. While this reaction was very rare, we cannot ensure that other SAEs related to the use of AAV9 will not occur, or that we will not experience delays or other negative impacts to our clinical trials related to this or other AAV-related SAEs. We also cannot be certain that we will be able to avoid triggering toxicities in our future preclinical studies or clinical trials or that our chosen routes of administration to deliver such therapies will not cause unforeseen side effects or other challenges. Although AAV9 has been shown to facilitate biodistribution and cell transduction to the central nervous system (“CNS”), the potentially limited levels of AAV9 transduction of cells in the CNS may also limit the potential efficacy or potency of any of our product candidates, including NGN-401.

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
Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We believe NGN-401 has been generally well-tolerated at the 1E15 vg dose; however, we have not yet completed this clinical trial and the benefit-risk assessments of our product candidates remain ongoing. In November 2024, a participant who had recently received the 3E15 vg dose of NGN-401 experienced an SAE consistent with the known risks of AAV gene therapy and subsequently died following complications from a rare and life-threatening hyperinflammatory syndrome associated with systemic exposure to high doses of AAV. Participants at the 1E15 vg dose have also experienced adverse events, and may experience adverse events in the future. If additional SAEs or other adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, patients may be harmed, or we may be required to delay enrollment or abandon one or more cohorts of a trial or delay or abandon the trials or our development efforts of one or more product candidates altogether, including NGN-401. We, the FDA, MHRA, or other applicable regulatory authorities, or an IRB, may require suspension of any clinical trials of NGN-401 or any other product candidates at any time for various reasons, including a finding that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude a product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of an approved product due to its tolerability versus other therapies. In addition, as gene replacement has a potentially life-long activity, with no ability to withdraw the product as with other treatment modalities, this profile could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with NGN-401 or any other product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from NGN-401 or any other product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.
In addition, even if we successfully advance NGN-401 or any other product candidates through clinical trials, such trials will only include a limited number of patients and limited duration of follow up to such product candidates. As a result, we cannot be assured that adverse effects of NGN-401 or any other product candidates will not be uncovered when a significantly larger number of patients are exposed to such product candidate after approval, or a significantly longer follow up post-dosing is obtained as part of regulators’ recommendations for long-term follow up of clinical study subjects treated with gene therapy. For example, product candidates tested in clinical-stage gene therapy trials by commercial stage companies have later been involved in well-publicized adverse events after approval and commercialization, including death, and/or have failed to demonstrate the expected efficacy. Lack of efficacy or the occurrence of serious adverse events, even if such adverse events are not ultimately attributable to the relevant product candidate, may result in increased government regulation, unfavorable public perception of gene therapies, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period. For example, other companies pursuing gene therapy in clinical trials for different rare diseases have recently reported the discovery of certain cancers or cancerous cell formations post-treatment of AAV-based gene therapy, prompting investigations into a potential association between vector integration and oncogenesis. While there is a theoretical risk of tumorigenicity associated with the integration of AAV vector DNA into the host genome, the nature and classification of the reported lesions, as well as the strength of evidence supporting a causal relationship with AAV gene therapy, vary across cases. We believe such subsequent adverse events to be rare, however, because gene therapy is relatively new, there may be other potential risks of gene therapy that may emerge in the years following treatment of which we are not yet aware. Safety issues in other AAV-based gene therapy programs could result in increased regulatory scrutiny, new guidance, clinical holds on our trials, protocol amendments, or delays affecting our programs even if our trials have not experienced similar events.

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
We have never commercialized a product candidate and are in the early stages of developing our sales force, medical affairs, marketing and distribution capabilities. To achieve commercial success for a product candidate, we may opt to license such product candidate to others, in which case we may rely on the assistance and guidance of our collaborators on that license arrangement. For a product candidate for which we retain commercialization rights and marketing approval, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. Factors that may affect our ability to commercialize a product candidate, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidate, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of a product candidate upon approval. Moreover, we may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of an approved product candidate, we may not generate revenues from them or be able to reach or sustain profitability.
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
Over time, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of preclinical and clinical biological product development, technical operations, clinical operations, regulatory affairs, manufacturing and, in preparation for potential commercial launch of our product candidate, if approved, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
Our future growth may depend, in part, on our ability to develop and commercialize NGN-401 or other product candidates in foreign markets for which we may rely on collaborations with third parties. For example, in early April 2026, the U.S. Administration issued a proclamation under Section 232 of the Trade Expansion Act of 1962 determining that imports of certain pharmaceutical products, including patented pharmaceuticals, associated active pharmaceutical ingredients and related materials could threaten U.S. national security and authorized the imposition of tariffs of up to 100% on covered imports, beginning July 31, 2026 (the “Pharmaceutical Tariffs”). Imports of certain listed products from specific partner countries, including South Korea and the European Union, may be subject to reduced tariff rates. Certain tariff exemptions or zero-rate treatment may be available for cell and gene therapy and for products where all approved indications are designated as orphan, in each case provided that the Secretary of Commerce, in consultation with the United States Trade Representative and the Secretary of Health and Human Services, determines that the product is from a jurisdiction with a current or forthcoming trade and security framework agreement or that it meets an urgent United States health need. There remains substantial uncertainty as to the implementation and potential impacts of such tariffs, the duration of existing tariff levels, and whether additional tariffs or other retaliatory actions may be imposed, modified or suspended. For example, the U.S. Supreme Court ruled in February 2026 that certain tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act exceeded presidential authority and therefore are invalid. However, tariffs imposed under different statutes (including the Pharmaceutical Tariffs, if implemented) were not directly impacted by the decision and therefore remain in place. These actions and the related rising political tensions could negatively impact global macroeconomic conditions and the stability of global financial markets, which could have a material adverse effect on our business, financial condition and results of operations, including through increased supply chain costs.
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

As of September 30, 2026, we license 32 patent applications, including U.S. patent applications, international patent applications under the Patent Cooperation Treaty or otherwise, and expect to continue to file patent applications in the United States and abroad related to discoveries and technologies that are important to our business. However, we may not be able to protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of patents, trade secrets and other intellectual property. Filing, prosecuting and defending patents on product candidates worldwide would be prohibitively expensive and our intellectual property rights in some foreign jurisdictions may be less extensive than those in the United States. As such, we do not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we apply for them. Competitors may operate in countries where we do not have patent protection and could then freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where patent protection has not been requested. In addition, competitors may be able to design around our patents to create technologies that directly compete with ours without infringing our intellectual property.
Our intellectual property portfolio is at an early stage. As of September 30, 2026, our licensed intellectual property only includes four issued patents, all of which are related to our NGN-101 program which we are no longer actively pursuing. Our pending and future patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that may be licensed or owned covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the United States Patent and Trademark Office (“USPTO”). Further, if we encounter delays in any clinical trials or delays in obtaining regulatory approval, the period of time during which we could market product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford any meaningful competitive advantage.
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
Since the start of President Trump’s administration in 2025 (the “Trump Administration”), U.S. policy changes have been implemented at a rapid pace and additional change is likely. It is difficult to predict how executive actions that may be taken under the Trump administration may affect the FDA’s ability to exercise its regulatory authority. If any actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the Trump Administration or other parts of the federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates. Recent developments at the FDA include announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, the introduction of the Rare Disease Evidence Principles process to facilitate approval of drugs to treat rare diseases with very small patient populations with significant unmet medical need and with a known genetic defect that is the major driver of the pathophysiology, the announcement of the FDA’s Rare Disease Framework Initiative which is intended to reimagine the agency’s approach to rare disease development, the announcement of a Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests, and the announcement of Operation Trailblazer, which is intended to help shorten the timelines for Phase I trials and clarify regulatory expectations for sponsors that could reduce early trial timelines by six to 12 months. We may not be able to participate in any of these initiatives to accelerate drug development and application review. To the extent our competitors are able to participate in such initiatives and obtain faster approval than us, our competitive position may be harmed.
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
The ability of the FDA and other regulatory authorities to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels, their ability to accept user fees, or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. Following mass layoffs of federal government employees at the start of the Trump Administration in January 2025, the FDA warned of potential delays in review of new applications, and average review times at the agency have fluctuated as a result. While the FDA in June 2026 announced plans to hire over 2,000 new employees, there may be continued disruption in the work of the agency due to the previous terminations and the resources required to hire and integrate new employees. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. There have also been and may continue to be changes in the leadership of various U.S. federal regulatory agencies, including the FDA. For instance, in April 2026 the head of CBER left the FDA, followed shortly thereafter by the termination of the subsequent acting head of CBER in May 2026 as well as the departure of the FDA Commissioner in May 2026. While a permanent successor for the head of CBER was named in September 2026, a permanent FDA Commissioner has been named but not yet confirmed and a permanent head has not yet been named for the Office of Therapeutic Products. These and other changes in the FDA create uncertainty regarding the future leadership of the division that oversees the development of gene therapy products. In addition, changes to U.S. federal government policy since January 2025 have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.
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
Pursuant to the terms of the CVR Agreement, the holders of our common stock prior to the effective time of the Reverse Merger, including holders of existing pre-funded warrants and holders of options to purchase our common stock outstanding immediately prior to the effective time of the merger and exercised after the effective time of the merger, rather than all of our current holders of our common stock, are the primary recipients of any net proceeds of the disposition of the legacy assets related to the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger, the mitigation of legacy lease obligations related to the business of Neoleukin Therapeutics, Inc. as it existed prior to the effective time of the Reverse Merger or receipt of any sales tax refund from the State of Washington based on tax returns we filed prior to the effective time of the Reverse Merger. While we have entered into agreements for the disposition of certain legacy assets of Neoleukin, we are still pursuing a resolution of the legacy lease obligations of Neoleukin and expect that we will need to allocate resources, including payment of certain up-front costs, and time from employees and management to complete the resolution of such obligations and to administer the provisions of the CVR Agreement and distribution of any payments to holders of the CVRs.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on shares outstanding as of September 30, 2026, there are approximately 28,152,843 shares of our common stock outstanding or issuable on exercise of pre-funded warrants to purchase common stock. All outstanding shares of common stock and any shares issuable on exercise of pre-funded warrants or vested options to purchase our common stock, other than shares held by our affiliates or otherwise subject to restrictions on vesting and exercise, are freely tradable, without restriction, in the public market. If a significant number of these shares are sold, the trading price of our common stock could decline.
We have also filed a shelf registration statement covering the sale of up to $300.0 million of any combination of our common stock, preferred stock, debt securities, warrants or units, and may conduct one or more sales of securities pursuant to such registration statement from time to time. On July 2, 2026, we closed the July 2026 Offering pursuant to which we sold 4,124,999 shares of our common stock and pre-funded warrants to purchase an additional 666,666 shares of our common stock. In August 2025, we entered into the Sales Agreement with Leerink, pursuant to which we have sold $63.8 million in shares of our common stock as of September 30, 2026 in “at the market” offerings. We may from time to time offer and sell through Leerink up to an additional $86.2 million of the common stock registered under the shelf registration statement pursuant to one or more additional “at the market” offerings. Sales of our common stock under the Sales Agreement with Leerink could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

1.1
Underwriting Agreement, dated as of June 30, 2026, by and among Neurogene Inc. and Leerink Partners LLC, Stifel, Nicolaus & Company, Incorporated and Guggenheim Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company's Form 8-K, filed July 2, 2026).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, filed July 2, 2026).
10.1	Amendment to the Neurogene Inc. 2025 Inducement Plan, dated as of August 13, 2026.
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 9, 2026	Neurogene Inc.
(Registrant)

By: /s/ Rachel McMinn
Name: Rachel McMinn, Ph.D.
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	Neurogene Inc.
(Registrant)

By: /s/ Christine Mikail
Name: Christine Mikail, J.D.
Title: President and Chief Financial Officer (Principal Financial Officer)